Form 10-Q
period 2013-09-30
ADS Waste Holdings, Inc.
filed 2013-11-14
CIK 1585790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 333-191109

ADS Waste Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0875845
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

90 Fort Wade Road

Ponte Vedra, Florida 32081

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (904) 737-7900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 8, 2013 was 1,000 shares.

*	Registrant has only been subject to such filing requirements since November 8, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this prospectus, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities & Exchange Act of 1934, as amended and are subject to the “safe harbor” created by those sections. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth under the heading “Risk Factors” in our prospectus, dated November 8, 2013, filed with the Securities and Exchange Commission on November 8 , 2013 pursuant to Rule 424(b) of the Securities Act of 1933, as amended. Examples of these risks, uncertainties and other factors include, but are not limited to: risks relating to our ability to compete; risks relating to our substantial indebtedness, our ability to service such debt and our ability to comply with debt covenants; risks relating to our ability to meet liquidity needs; risks relating to our ability to implement our growth strategy as and when planned; risks associated with acquisitions; risks relating to our ability to realize operating efficiencies in the integration of the Veolia acquisition or other business combinations; risks relating to the seasonality of our business and fluctuations in quarterly operating results; risks relating to the timing, renewal and exclusivity of contracts; risks relating to possible impairment of goodwill and other intangible assets; risks relating to our dependence on senior, regional and local management; risks associated with technology; risks relating to litigation, regulatory investigations and tax examinations; risks relating to weather conditions or natural disasters; the risk that we will not be able to improve margins; risks relating to the availability of qualified employees, particularly in new or more cost-effective locations; risks relating to the supply and price of fuel; risks relating to the pricing of commodities; risks relating to the shifting view of traditional waste streams as renewable resources in our industry; risks relating to the possible loss of key customers or loss of significant volumes from key customers; risks relating to government regulations; risks relating to the instability in the financial markets; risks relating to adverse capital and credit market conditions; and risks relating to the domestic and international economies.

The above examples are not exhaustive and new risks may emerge from time to time. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we will operate in the future. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based.

ADS Waste Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions of dollars except shares)	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$17.1	$18.8
Accounts receivable, net of allowance for doubtful accounts of $4.9 and $3.2, respectively	198.3	196.4
Prepaid expenses and other current assets	32.6	32.1
Deferred income taxes	2.1	2.1
Assets of businesses held for sale	13.7	90.8

Total current assets	263.8	340.2
Restricted cash	9.1	9.1
Other assets, net	123.0	97.7
Property and equipment, net	1,695.9	1,750.6
Goodwill	1,162.6	1,138.1
Other intangible assets, net	431.7	449.5

Total assets	$3,686.1	$3,785.2

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$83.2	$70.5
Accrued expenses	119.8	114.2
Deferred revenue	57.1	56.2
Current maturities of landfill retirement obligations	32.0	20.1
Current maturities of long-term debt	20.4	19.2
Liabilities of businesses held for sale	9.9	25.5

Total current liabilities	322.4	305.7
Other long-term liabilities, less current maturities	45.6	41.2
Long-term debt, less current maturities	2,305.8	2,310.5
Accrued landfill retirement obligations, less current maturities	166.7	165.2
Deferred income taxes	261.4	300.1

Total liabilities	3,101.9	3,122.7

Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,107.9	1,104.9
Accumulated other comprehensive income (loss)	.8	(2.2)
Accumulated deficit	(524.5)	(442.7)
Noncontrolling interests	—	2.5

Total stockholders’ equity	584.2	662.5

Total liabilities and stockholders’ equity	$3,686.1	$3,785.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service revenues	$345.7	$115.4	$988.5	$341.0

Operating costs and expenses
Operating	214.6	71.2	616.9	207.6
Selling, general and administrative	46.2	16.3	134.8	47.6
Depreciation and amortization	73.1	20.3	210.0	61.4
Acquisition and development costs	0.8	2.7	1.0	2.8
Restructuring charges	2.2	—	4.1	—
Loss on disposal of assets	0.8	0.2	0.6	0.7

Total operating costs and expenses	337.7	110.7	967.4	320.1

Operating income	8.0	4.7	21.1	20.9

Other income (expense)
Interest expense	(38.5)	(6.1)	(122.1)	(17.5)
Interest income	0.1	0.1	0.2	0.1
Other, net	0.7	0.3	1.9	0.2

Total other expense	(37.7)	(5.7)	(120.0)	(17.2)

(Loss) income from continuing operations before income taxes	(29.7)	(1.0)	(98.9)	3.7
Income tax (benefit) provision	(9.2)	(4.0)	(34.4)	1.6

(Loss) income from continuing operations	(20.5)	3.0	(64.5)	2.1

Discontinued operations
Loss from discontinued operations	(14.8)	(3.9)	(21.6)	(9.4)
Income tax benefit (expense)	2.9	(0.4)	4.3	(0.5)

Discontinued operations, net	(11.9)	(4.3)	(17.3)	(9.9)

Net loss	(32.4)	(1.3)	(81.8)	(7.8)
Less: Net loss attributable to noncontrolling interests	—	(0.1)	—	(0.2)

Net loss attributable to ADS Waste Holdings, Inc.	$(32.4)	$(1.2)	$(81.8)	$(7.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(32.4)	$(1.3)	$(81.8)	$(7.8)

Other comprehensive (loss) income, net of tax market value adjustments for hedges	(0.3)	2.0	3.0	0.8

Comprehensive (loss) income	(32.7)	0.7	(78.8)	(7.0)
Less: Net loss attributable to noncontrolling interest	—	(0.1)	—	(0.2)

Comprehensive (loss) income attributable to ADS Waste Holdings, Inc.	$(32.7)	$0.6	$(78.8)	$(7.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other			Total
(in millions of dollars except shares)	Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity

Balance at December 31, 2012	1,000	$—	$1,104.9	$(2.2)	$(442.7)	$2.5	$662.5
Net loss	—	—	—	—	(81.8)	—	(81.8)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	3.0	—	—	3.0
Stock-based compensation expense	—	—	3.0	—	—	—	3.0
Acquisition of minority interest	—	—	—	—	—	(2.5)	(2.5)

Balance at September 30, 2013	1,000	$—	$1,107.9	$0.8	$(524.5)	$—	$584.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions of dollars)	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(81.8)	$(7.8)
Less: Net loss attributable to noncontrolling interest	—	(0.2)

Net loss attributable to the Company	(81.8)	(7.6)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	213.5	79.1
Interest accretion loss contracts	0.3	1.0
Amortization of debt issuance costs	8.8	1.9
Accretion of original issue discount	3.7	—
Accretion on landfill retirement obligations	12.1	4.9
Amortization of loss on terminated interest rate swaps	4.5	—
Change in fair value of derivatives	—	—
Provision for doubtful accounts	3.9	1.8
Loss on sale of property and equipment	0.8	0.5
Impairment of businesses sold/held for sale	18.5	—
Interest accretion on senior management notes receivable	—	(0.7)
Stock option vesting	3.0	0.9
Change in deferred tax (benefit) provision	(41.2)	1.5
Earnings in equity investee	(0.4)	—
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(7.0)	(3.1)
(Increase) decrease in prepaid expenses and other current assets	(1.2)	2.0
Increase in parts and supplies	(0.1)	—
Decrease (increase) in other assets	9.5	(1.8)
Increase in accounts payable	15.2	4.1
Increase (decrease) in accrued expenses	6.0	(4.6)
Increase (decrease) in unearned revenue	0.2	(0.2)
Increase (decrease) in other long-term liabilities	1.9	(2.3)
Capping, closure and post-closure expenditures	(4.8)	(2.4)

Net cash provided by operating activities	165.4	74.8

Cash flows from investing activities
Purchases of property and equipment and construction and development	(112.2)	(60.8)
Proceeds from sale of property and equipment	0.4	1.1
Repayments of notes receivable	0.1	—
Acquisition of businesses, net of cash acquired	(45.9)	(6.5)
Proceeds from sale of businesses	32.7	—

Net cash used in investing activities	(124.9)	(66.2)

Cash flows from financing activities
Proceeds from borrowings on long-term debt	141.0	40.8
Repayment on long-term debt	(157.3)	(26.3)
Capital contributions	—	5.5
Deferred financing charges	(22.5)	—
Bank overdraft	(3.3)	(1.1)
Distributions of retained earnings	—	(22.8)
Other financing activities	—	(1.0)

Net cash used in financing activities	(42.1)	(4.9)

Net (decrease) increase in cash and cash equivalents	(1.6)	3.7
Cash and cash equivalents, beginning of period	18.8	6.9

Cash and cash equivalents, end of period	17.2	10.6
Less: cash and cash equivalents of discontinued operations, end of period	(0.1)	—

Cash and cash equivalents from continuing operations, end of period	$17.1	$10.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

1.	Business Operations

ADS Waste Holdings, Inc. (the “Company” or “ADS Waste”) is a Delaware corporation that was formed to be the parent company for purposes of reorganizing several holding companies that are ultimately controlled by Star Atlantic Waste Holdings II, L.P. On September 19, 2012, in a series of transactions (the “Reorganization”), Star Atlantic Waste Holdings II, L.P., which is indirectly majority owned by funds sponsored and managed by Highstar Capital, L.P., contributed to Advanced Disposal Waste Holdings Corp. (formerly named ADStar Waste Holdings Corp. and the parent company of ADS Waste Holdings, Inc.) (i) all of the stock of HWStar Holdings Corp., the parent company of Highstar Waste Holding Corp. and Subsidiaries, doing business as Interstate Waste Services (“IWS”) and (ii) its rights under a Share Purchase Agreement, dated as of July 18, 2012, to purchase all of the stock of Veolia ES Solid Waste, Inc. from Veolia Environnment.

The Company is the parent holding company of the historical businesses of ADStar Waste Holdings Corp. and HWStar Holdings Corp., which through their ownership has combined the results of these businesses. The historical financial information is derived from the historical consolidated financial statements of ADStar Waste Holdings Corp and the consolidated financial statements of HWStar Holdings Corp. The Reorganization was accounted for as a transaction between entities under common control as the Company has been and continues to be under common control of Highstar Capital, L.P. since 2006. The financial statements have been consolidated subsequent to the Reorganization date as described above.

On November 20, 2012, the Company (as assignee of Star Atlantic Waste Holdings II, L.P.) purchased Veolia ES Solid Waste, Inc. from Veolia Environment for $1.9 billion and in September 2013 settled the working capital adjustment for $20.6 million, which was recorded as an addition to goodwill. The Company is in the process of finalizing certain purchase price adjustments related to the valuation of assets and liabilities acquired, which may result in changes to the Company’s preliminary purchase price allocation in the fourth quarter of 2013. Proforma consolidated revenue for the three months and nine months ended September 30, 2012 would have been $333.2 million and $975.2 million, respectively, if the acquisition had occurred January 1, 2012. Proforma consolidated net loss for the three months and nine months ended September 30, 2012 would have been $3.3 million and $15.0 million, respectively, if the acquisition had occurred on January 1, 2012. The name was changed to MWStar Holdings Corp (“Veolia”) and the consolidated company does business as ADS Waste Holdings, Inc.

The Company, together with its predecessor and successor consolidated subsidiaries, as a combined consolidated entity, is a regional environmental services company providing nonhazardous solid waste collection, transfer, recycling, disposal and billing services to customers in the Southeast, Midwest and Eastern regions of the United States.

The Company currently manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal (in both solid waste and non-hazardous waste landfills), recycling services and billing services. Additional information related to these segments can be found in Note 9.

2.	Basis of Presentation

The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc., Advanced Disposal Services East, Inc. and Veolia and their respective subsidiaries.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

As required by accounting principles generally accepted in the United States of America for common control transactions, all assets and liabilities transferred to the Company as part of the Reorganization were recorded in the financial statements at carryover basis. For periods prior to the Reorganization, the consolidated financial statements and related notes reflect the Reorganization as if it had occurred in 2006, the date that ADStar Waste Holdings, Corp. came under common control of Highstar Capital, L.P.

For periods subsequent to the Reorganization, the Company’s condensed consolidated financial statements include accounts and those of its majority-owned subsidiaries in which it has a controlling interest, after the elimination of intercompany accounts and transactions. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of September 30, 2013 and for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s annual financial statements for the year ended December 31, 2012.

In preparing its financial statements, the Company makes numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. The Company must make these estimates and assumptions because certain information that it uses is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. In preparing its financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to the Company’s accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes, fair value estimates associated with acquisitions and reserves associated with its insured and self-insured claims. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

Adoption of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amended authoritative guidance associated with comprehensive income, which requires companies to provide information about the amounts that are classified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company has presented the information required by this amendment in Note 13.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

3.	Landfill Liabilities

Liabilities for final closure and post-closure costs for the year ended December 31, 2012 and for the nine months ended September 30, 2013 are shown in the table below:

Balance at December 31, 2011	$47.0
Increase in retirement obligation	3.0
Accretion of closure and post-closure costs	8.1
Acquisition	138.7
Change in estimate	0.9
Costs incurred	(6.2)

Balance at December 31, 2012	191.5
Increase in retirement obligation	11.2
Accretion of closure and post-closure costs	12.1
Costs incurred	(4.8)
Divestitures	(6.6)

Balance at September 30, 2013	203.4
Less: Current portion	(32.0)
Less: Liabilities of businesses held for sale	(4.7)

$166.7

At several of its landfills, the Company provides financial assurance by depositing cash into restricted funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these funds are established to comply with statutory requirements and operating agreements and the Company is the sole beneficiary of the restricted balances. However, certain of the funds have been established for the benefit of both the Company and the host community in which it operates.

The fair value of funds and escrow accounts for which the Company is the sole beneficiary was $9.1 million at September 30, 2013 and December 31, 2012.

4.	Discontinued Operations

In connection with the acquisition of Veolia, the Company was required by the United States Department of Justice to divest certain businesses. The Company entered into letters of intent for those businesses in the Georgia and New Jersey area and recorded an impairment charge of $13.7 million in the fourth quarter of 2012, as the fair value determined through selling price was less than the carrying value as of December 31, 2012. The remaining required divestiture in New Jersey is expected to close within one year and as such has classified these assets as held for sale at September 30, 2013 and December 31, 2012 in the condensed consolidated balance sheets and classified the results of operations in discontinued operations in the condensed consolidated statements of operations for all periods presented.

In August 2013, the Company completed the sale of certain assets in Taylor County, Georgia as required by the Department of Justice for a purchase price of $7.7 million. No significant gain or loss was recorded on the sale. The results of operations are classified in discontinued operations in the condensed consolidated statements of operations for all periods presented.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

The Company completed the sale of certain assets and liabilities in the New York and New Jersey areas in August 2013 for a purchase price of $45 million, of which $25 million was paid at closing with $5 million to be paid in December 2014 and the remainder paid in seven years, plus the value of minority interest in IWS. An impairment charge of $7.6 million was recorded during the third quarter of 2013 based upon the revised purchase price. The results of operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

In September 2013, the Company entered into a letter of intent to sell certain assets in Massachusetts and recorded an impairment charge of $10.9 million, as the fair value determined through selling price was less than the carrying value. These assets are classified as held for sale in the accompanying condensed consolidated balance sheets at September 30, 2013, and the results of operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

The following table summarizes the assets and liabilities of those businesses that are presented as discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

	September 30,	December 31,
	2013	2012
ASSETS
Cash	$—	$—
Accounts receivable, net	4.4	4.6
Parts and supplies inventory	—	0.1
Prepaid expenses and other current assets	0.4	0.6
Property and equipment, net	8.9	51.4
Other intangible assets, net	—	34.1

Total assets	$13.7	$90.8

LIABILITIES
Accounts payable	$0.9	$1.2
Accrued expenses	1.3	2.7
Deferred revenue	—	0.9
Current maturities of long-term debt	—	0.1
Long-term debt, less current maturities	—	2.7
Accrued landfill retirement obligations	4.7	6.2
Other long-term liabilities, less current maturities	3.0	1.0
Loss contract	—	10.4
Pension liability	—	0.3

Total liabilities	$9.9	$25.5

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

The following table summarizes the revenues and expenses of those businesses that are presented as discontinued operations in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Service revenues	$24.2	$31.8	$95.7	$94.1

Operating costs and expenses
Operating	24.9	28.1	90.0	81.8
Selling, general and administrative	1.7	1.6	5.0	4.1
Depreciation and amortization	1.4	6.0	3.5	17.7
Loss (gain) on disposal of assets	0.1	—	0.1	(0.1)
Asset impairment	10.9	—	18.5	—

Total expenses	39.0	35.7	117.1	103.5

Other expense
Interest expense	—	—	(0.2)	—
Interest income	—	—	—	—
Other expense	—	—	—	—

Total other expense	—	—	(0.2)	—

Loss from discontinued operations before income tax	(14.8)	(3.9)	(21.6)	(9.4)
Tax benefit (expense)	2.9	(0.4)	4.3	(0.5)

Loss from discontinued operations, net of taxes	$(11.9)	$(4.3)	$(17.3)	$(9.9)

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

5.	Debt

The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Term loans; monthly payments due through January 2015; interest ranging from 6.74% to 9.62%; collateralized by equipment	$0.1	$0.1

Note payable; discounted at 7.3%, annual payments varied; payments varied; balance due 2018;	3.1	3.1

Note payable; discounted at 8.5%, annual payments of $150, balance due February 2018; collateralized by real property	0.6	0.6

Revolving line of credit	—	—

Term loans; quarterly payments commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 1.25% plus an applicable margin	1,786.5	1,800.0

Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0

Capital lease obligations, maturing through 2092	15.8	12.3

	2,356.1	2,366.1

Less: Original issue discount	(29.9)	(33.6)
Less: Current portion	(20.4)	(19.2)
Less: Debt related to businesses held for sale (current and long-term)	—	(2.8)

	$2,305.8	$2,310.5

Revolving Credit and Letter of Credit Facilities

As of September 30, 2013, the Company had an aggregate committed capacity of $300 million, of which $100 million was available for letters of credit under various credit facilities. The Company’s revolving credit facility is its primary source of letter of credit capacity and expires in October 2017. As of September 30, 2013, the Company had an aggregate of approximately $69.6 million of letters of credit outstanding under various credit facilities.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

On February 8, 2013, the Company refinanced its term B loan in an amount equal to the outstanding principal at December 31, 2012 bearing interest at LIBOR with a floor of 1.25% plus 300 basis points or the base rate, as defined, plus 200 basis points. No gain or loss was recorded upon the modification as the syndicate was the same and the cash flows before and after modification changed by less than 10%. Total costs incurred in connection with the transaction were approximately $19.5 million and were deferred as debt issuance costs. The covenants remained unchanged from the previous debt and the Company was and is in compliance with the covenants subsequent to the filing of the 2012 annual financial statements.

During the nine-month period ended September 30, 2013, the Company acquired equipment under capital leases in the amount of $7.0 million.

6.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheet:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Fuel commodity derivatives	Other current assets	$0.3	$1.1
Natural gas commodity derivatives	Other current assets	0.2	0.7
Interest rate caps	Other assets	7.1	4.9

Total derivative assets		$7.6	$6.7

	Recognized in OCI (Effective Portion)		Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2013	2012	2013	2012
Fuel commodity derivatives	$0.6	$3.2	$(.3)	$2.6
Natural gas commodity derivatives	—	(0.2)	(0.1)	0.2
Interest rate caps	(2.1)	—	2.2	—
Interest rate swaps	—	0.1	—	0.6

There was no significant ineffectiveness associated with the Company’s cash flow hedges during the nine months ended September 30, 2013 or 2012.

The above amounts are gross of tax. See Note 13 for related tax impacts.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

The Company has not offset fair value amounts recognized for its derivative instruments. Changes in fair value attributable to derivative instruments that are not accounted for as hedging instruments were not significant for the nine-month periods ended September 30, 2013 and 2012.

Interest Rate Swaps

The Company has used interest rate swaps to maintain a portion of its debt obligations at fixed market interest rates. These interest rate derivatives qualify for hedge accounting. In November 2012, the Company terminated these interest rate swaps in connection with its debt refinancing and paid approximately $7.4 million upon termination. The amounts were deferred in accumulated other comprehensive income upon termination and are being amortized to interest expense over the remaining term.

Interest Rate Cap

In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The Company recorded the premium of $4.9 million in other assets in the condensed consolidated balance sheet and amortizes this amount based upon the change in time value through interest expense. Such adjustments to interest expense are immaterial. The notional amounts of the contracts aggregated are approximately $1.17 billion at September 30, 2013 and expire in tranches through 2016. Changes in fair value are recognized in other comprehensive income as the instruments are deemed to be effective.

Commodity Derivatives

The market prices of diesel fuel and natural gas are unpredictable and can fluctuate significantly. A significant change in the price of fuel or natural gas could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements related to the Company’s collection and transfer assets. The Company hedged approximately 2.6 million gallons of fuel with strike prices ranging from $2.79 to $2.91. Further, the Company entered into put options to reduce the exposure of a decrease in natural gas prices. The Company hedged approximately 150 mmBTUs of natural gas with strike price of $5.10. The hedges expire in various periods through 2014.

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax.

The Company also recognizes the impacts of the amortization of previously terminated interest rate swap agreements as adjustments to interest expense. The following table summarizes the impacts of periodic settlements of terminated swap agreements on the Company’s results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Terminated swap agreements	$1.5	$—	$4.5	$—

(a)	Due to the Company’s election to terminate its interest rate swap agreement for $7.4 million in November 2012.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

7.	Income Taxes

Our effective income tax rate from continuing operations for the three and nine month period ended September 30, 2013 was 30.9% and 34.8%, respectively. Our effective income tax rate from continuing operations for the three and nine month period ended September 30, 2012 was 398.7% and 43.0%, respectively. We evaluate our effective income tax rate at each interim period and adjusted it accordingly as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2013 was primarily due to the unfavorable impact of the change in recorded valuation allowance, partially offset by the favorable impact of state and local taxes. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2013 was primarily due to the favorable impact of state and local taxes, partially offset by the unfavorable impact of the change in recorded valuation allowance. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2012 was primarily due to the favorable impact of state and local taxes and the change in recorded valuation allowance, partially offset by the unfavorable change in tax rates. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2012 was primarily due to the unfavorable impact of state and local taxes and the unfavorable change in tax rates, partially offset by the favorable change in recorded valuation allowance.

Our effective income tax rate from discontinued operations for the three and nine month period ended September 30, 2013 was 21.0% and 20.1%, respectively. Our effective income tax rate from discontinued operations for the three and nine month period ended September 30, 2012 was 10.6% and 5.7%, respectively. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2013 was primarily due to the unfavorable impact of the change in tax rates and the sale of our assets in the New York/New Jersey market area, offset by the favorable impact of state and local taxes and the impact of the change in recorded valuation allowance. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2012 was primarily due to the unfavorable impact of the change in recorded valuation allowance, offset by the favorable impact of state and local taxes.

Recent Legislation

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the bonus depreciation allowance. Due to its sizable net operating loss position, as a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 can be depreciated immediately. At this point in time, management does not plan to elect bonus depreciation for tax year 2013. If bonus depreciation is elected for certain operating entities, the accelerated depreciation deduction will have no impact on the Company’s 2013 effective tax rate and will reduce its cash taxes.

8.	Commitments and Contingencies

Financial Instruments—The Company has obtained letters of credit, performance bonds and insurance policies and has established funds for performance of landfill final capping, closure and post-closure requirements, environmental remediation, and self-insurance reserves. Letters of credit generally are supported by its revolving credit facility and other credit facilities established for that purpose.

Management does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company’s consolidated financial statements. The Company has not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for its current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, the Company continues to evaluate various options to access cost-effective sources of financial assurance.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

Insurance—The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property liability, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages the Company believes are customary to the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Its exposure, however, could increase if its insurers are unable to meet their commitments on a timely basis.

The Company has retained a significant portion of the risks related to its automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third party claims made against that Company that may be covered under its commercial General Liability Insurance Policy. For its self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from the assumptions used by the Company. The Company does not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on its financial condition, results of operations or cash flows.

Litigation—In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida, and in 2013 in Quitman County, Georgia, and Barbour County, Alabama. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees and service charges) that were in breach of the plaintiff’s contract with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings or regulatory investigations will have a material adverse effect on our financial condition, results of operations or cash flows.

The Company is subject to various other proceedings, lawsuits, disputes and claims arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims, including purported class action lawsuits related to its sales and marketing practices and its customer service agreements and purported class actions involving federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. The Company currently does not believe that the eventual outcome of any such actions could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

Multiemployer Defined Benefit Pension Plans—About 12.6% of the Company’s workforce is covered by collective bargaining agreements with various union locals across the United States. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which we contribute could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations and cash flows for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters—The newly formed consolidated company ADS Waste is not currently under audit. As discussed in the business operations footnote, the consolidated company was formed through a series of transactions including the contribution of equity of Advanced Disposal Services, Inc. and Subsidiaries (“ADS”) and HWStar Holdings Corp. (“IWS”). IWS is currently under audit by the IRS for the 2011 year year-end and has open tax years that cover the periods from 1997 to 2012. ADS recently finalized its 2010 IRS audit with no change reported. In addition, ADS finalized an audit with the state of Florida for tax years 2008 through 2010, which resulted in no significant amounts being owed or paid.

On November 20, 2012, the Company acquired Veolia ES Solid Waste, Inc. in a stock acquisition. Prior to the acquisition, Veolia was part of the Veolia Environnment consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste’s pre-acquisition tax liabilities.

The Company maintains a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on its results of operations or cash flows.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

9.	Segment and Related Information

The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial, industrial, and municipal customers throughout North America. Summarized financial information concerning its reportable segments for the three months and nine months ended September 30, 2013 and 2012 are shown in the table below:

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2013
South	$123.0	$17.5	$19.5
East	85.4	4.9	19.7
Midwest	137.3	10.5	31.6
Corporate	—	(24.9)	2.3

	$345.7	$8.0	$73.1

Three Months Ended September 30, 2012
South	$82.8	$15.6	$11.8
East	32.6	(0.3)	7.6
Midwest	—	—	—
Corporate	—	(10.6)	0.9

	$115.4	$4.7	$20.3

Nine Months Ended September 30, 2013
South	$360.9	$53.6	$58.0
East	245.9	11.4	56.6
Midwest	381.7	23.1	88.8
Corporate	—	(67.0)	6.6

	$988.5	$21.1	$210.0

Nine Months Ended September 30, 2012
South	$244.5	$45.7	$35.2
East	96.5	1.6	23.3
Midwest	—	—	—
Corporate	—	(26.4)	2.9

	$341.0	$20.9	$61.4

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

Fluctuations in the Company’s operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, its revenues and income from operations typically reflect seasonal patterns. The Company’s operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. Historically, the volumes of industrial and residential waste in certain regions in which it operates have tended to increase during the summer months. The Company’s second and third quarter revenues and results of operations typically reflect these seasonal trends.

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes that most often impact the South region, can actually increase the Company’s revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of the Company’s operations, which can significantly affect the operating results of the affected regions.

10.	Restructuring

In September 2012, the Company announced a reorganization of its operations, designed to consolidate management and staff in connection with the merging of the operations of IWS and ADS. Subsequent to the acquisition of Veolia, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter locations and divesting of certain locations. Through this reorganization, the Company eliminated approximately 80 positions throughout the Company and offered voluntary separation agreements to those impacted.

During the three months and nine months ended September 30, 2013, the Company recognized $2.2 million and $4.1 million of pre-tax restructuring charges, respectively. During the three months and nine months ended September 30, 2012, the Company recognized $0 million of pre-tax restructuring charges.

Through September 30, 2013, the Company had recognized $14.0 million of restructuring charges, of which $7.7 million related to employee severance and benefits, $3.2 million associated with lease termination costs and the remainder was associated with relocation costs. Of the total amount recognized since inception of the program in the fourth quarter of 2012, the Company has paid $11.6 million of these costs. At September 30, 2013, the Company had approximately $1.5 million of accrued employee severance, which will be paid through September 2014, $0.5 million of accrued rent and $0.4 million of accrued relocation costs due to third party service providers for which services related to relocation were rendered prior to September 30, 2013.

11.	Fair Value Measurements

As a basis for considering assumptions, the fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 Observable inputs such as quoted prices in active markets;

•	Level 2 Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in the guidance. The three valuation techniques are as follows:

Market approach

Prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities;

Cost approach

Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and;

Income approach

Techniques to convert future amounts to a single present amount are based on market expectations (including present value techniques, option-pricing models, and lattice models).

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in cash equivalent money market funds as restricted cash. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel commodity hedge and received-variable interest rate call option. The Company’s interest rate caps, swaps, fuel and natural gas commodity hedges and interest rate call options are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts and a current forward fixed price swap curve, respectively. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s interest rate and commodity hedges, the Company also considers the counterparty’s credit worthiness in its determination of the fair value measurement of these instruments in a net liability position. The Company’s cash equivalent money market funds are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf. The Company’s restricted cash measured at fair value is invested primarily in U.S. government and agency securities.

Assets and Liabilities Accounted for at Fair Value

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at September 30, 2013 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$17.1	$17.1	$—	$—	$17.1
Restricted cash	9.1	9.1	—	—	9.1
Derivative instruments - Asset position	7.6	—	7.6	—	7.6
Derivative instruments - Liability position	—	—	—	—	—

Total recurring fair value measurements	$33.8	$26.2	$7.6	$—	$33.8

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

	Fair Value Measurement at December 31, 2012 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$18.8	$18.8	$—	$—	$18.8
Restricted cash	9.1	9.1	—	—	9.1
Derivative instruments - Asset position	6.7	—	6.7	—	6.7
Derivative instruments - Liability position	—	—	—	—	—

Total recurring fair value measurements	$34.6	$27.9	$6.7	$—	$34.6

Fair Value of Debt

The fair value of the Company’s debt (Level 2) is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of September 30, 2013 and December 31, 2012, respectively.

The estimated fair value of the Company’s debt is as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Senior notes	$580.2	$593.3
Term loan B	1,784.3	1,818.0

	$2,364.5	$2,411.3

The carrying value of the Company’s Senior notes and Term loan B at September 30, 2013 was approximately $2.31 billion as compared to a carrying value of $2.32 billion at December 31, 2012.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

12.	Stock-Based Compensation

During the nine months ended September 30, 2013, the parent company of the Company granted options under its 2012 Incentive Stock Option plan at an exercise price of $844.10 based upon the value of a third-party transaction. Approximately 2,000 annual options were granted and 12,305 strategic options were granted under the plan. The annual options vest 20% immediately with the remaining vesting ratably over a four-year period. The strategic options vest 100% after five years from the date of grant. Approximately 561 annual options were forfeited and approximately 1,554 strategic options were forfeited under the plan. The weighted average exercise price of annual and strategic stock options is $547 and $562, respectively. The weighted average fair value of annual and strategic options is $136 and $145, respectively and the weighted average remaining contractual term is 8.2 years. The above information is not in millions for this paragraph.

Total unrecognized compensation expense related to all grants was approximately $5.0 million, which will be recognized over the next 4.5 years. For the nine months ended September 30, 2013 and 2012, compensation expense was approximately $3.0 million and $0.9 million, respectively.

13.	Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

Nine Months Ended September 30, 2013(a)
Gains and Losses on Derivative Instruments

Balance, December 31, 2012	$(2.2)

Other comprehensive income (loss) before reclassifications, net of tax (.7)	1.2
Amounts reclassified from accumulated other comprehensive income, net of tax ($1.2)	1.8

Net current period other comprehensive income	3.0

Balance, September 30, 2013	$0.8

(a)	Amounts in parentheses represent debits to accumulated other comprehensive income.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions of dollars, unless otherwise indicated)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) Three Months Ended September 30,		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) Nine Months Ended September 30,		Statement of
Details About Accumulated Other Comprehensive Income Components	2013	2012	2013	2012	Operations Classification

Gains and losses on cash flow hedges:
Interest rate swaps	$(1.5)	$—	$(4.5)	$—	Interest expense
Fuel commodity derivatives	0.3	0.4	0.9	1.3	Operating expenses
Natural gas commodity derivatives	0.2	0.2	0.6	0.8	Service revenues
Tax impact	0.4	(0.2)	1.2	(0.8)

Total reclassifications for the period	$(0.6)	$0.4	$(1.8)	$1.3

(a)	Amounts in parentheses represent debits to the statement of operations classification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus (the “prospectus”), dated November 8, 2013, filed with the Securities and Exchange Commission on November 8, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are the fourth-largest provider of non-hazardous solid waste in the United States, as measured by revenue and provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the Southeast, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. We service over 2.5 million residential customers, approximately 266,000 commercial and industrial (“C&I”) customers and 706 municipalities. We are vertically integrated with approximately 5,400 employees and we own or operate a network of 99 collection operations, 88 transfer stations, 25 recycling facilities and 46 landfills with a fleet of approximately 3,600 vehicles. ADS Waste Holdings, Inc. (the “Company” or “ADS Waste”) is a Delaware corporation that was formed to be the parent company for the purpose of reorganizing several holding companies and is ultimately controlled by Star Atlantic Waste Holdings II, L.P. On September 19, 2012, in a series of transactions (the “Reorganization”), Star Atlantic Waste Holdings II, L.P., which is indirectly majority owned by funds sponsored and managed by Highstar Capital, L.P., contributed to Advanced Disposal Waste Holdings Corp. (parent company of ADS Waste Holdings, Inc.) (i) all of the stock of HWStar Holdings Corp., the parent company of Highstar Waste Holding Corp. and Subsidiaries, doing business as Interstate Waste Services (“IWS”) and (ii) its rights under a Share Purchase Agreement, dated as of July 18, 2012, to purchase all of the stock of Veolia ES Solid Waste, Inc. from Veolia Environnment S.A. Advanced Disposal Waste Holdings Corp. contributed to ADS Waste all of the stock of ADStar Waste Holdings Corp. and of HWStar Holdings Corp., as well as the rights under the aforementioned Share Purchase Agreement to purchase the stock of Veolia ES Solid Waste, Inc. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).

The Company is the parent holding company of the historical businesses of ADStar Waste Holdings Corp. and HW Star Holdings Corp., which through their ownership include the operating businesses of ADStar Waste Holdings Corp. and IWS, and has combined the results of these businesses. The historical financial information is derived from the historical consolidated financial statements of ADStar Waste Holdings Corp and the consolidated financial statements of HW Star Holdings Corp. The Reorganization has been accounted for as a transaction between entities under common control as we have been and continue to be under common control of Highstar Capital, L.P. since 2006. The financial statements have been consolidated subsequent to the Reorganization date as described above.

On November 20, 2012, ADS Waste purchased Veolia ES Solid Waste, Inc. from Veolia Environnment S.A. for $1.9 billion and in September 2013 finalized the working capital adjustment for $20.6 million. We changed the name to MW Star Holdings Corp (“Veolia”). The consolidated company does business as ADS Waste Holdings, Inc. We currently manage and evaluate our principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal (in both solid waste and non-hazardous waste landfills), recycling and billing services.

Results of Operations

The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions of dollars and as a percentage of our revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Service revenues	$345.7	100.0%	$115.4	100.0%	$988.5	100.0%	$341.0	100.0%

Expenses
Operating	214.6	62.1%	71.2	61.7%	616.9	62.4%	207.6	60.9%
Depreciation, amortization and depletion of property & equipment	73.1	21.1%	20.3	17.6%	210.0	21.2%	61.4	18.0%
Selling, general and administrative	46.2	13.4%	16.3	14.1%	134.8	13.6%	47.6	14.0%
Loss/(Gain) on disposition of assets	0.8	0.2%	0.2	0.2%	0.6	0.1%	0.7	0.2%
Restructuring and acquisition and development charges	3.0	0.9%	2.7	2.3%	5.1	0.5%	2.8	0.8%

Total expenses	337.7	97.7%	110.7	95.9%	967.4	97.8%	320.1	93.9%

Operating Income	$8.0	2.3%	$4.7	4.1%	$21.1	2.2%	$20.9	6.1%

Components of Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Operating	$211.0	61.0%	$69.6	60.3%	$605.6	61.3%	$202.7	59.4%
Accretion of landfill retirement obligations	3.6	1.1%	1.6	1.4%	11.3	1.1%	4.9	1.5%

Operating Expense	$214.6	62.1%	$71.2	61.7%	$616.9	62.4%	$207.6	60.9%

Components of Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Depreciation, amortization and depletion of property and equipment	$63.3	18.3%	$17.3	15.0%	$178.5	18.1%	$52.4	15.4%
Amortization of other intangible assets and other assets	9.8	2.8%	3.0	2.6%	31.5	3.1%	9.0	2.6%

Depreciation and amortization	$73.1	21.1%	$20.3	17.6%	$210.0	21.2%	$61.4	18.0%

Our revenue base is distributed across several markets and business lines, with the primary business lines being our solid waste collection, transfer and landfill disposal operations. Our remaining revenue is generated from recycling, fuel and environmental cost recovery fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials.

Revenues from our collection operations consists of fees we receive from commercial, industrial, municipal and residential customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling facilities, transfer station or disposal facility and our disposal costs. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities with terms typically of three to five years or longer. We provide front load and temporary and permanent roll-off service offerings to our customers. While the majority of our roll-off services are provided to customers under long-term contracts, we generally do not enter into contracts with our temporary roll-off customers due to the relatively short-term nature of most construction and demolition (“C&D”) projects.

Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees. Revenues from our landfill operations consist of fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of fees and the sale of recyclable commodities to third parties.

The fees charged for collection, disposal, transfer, and recycling services may include cost recovery charges for fuel and environmental costs which are intended to pass through the costs incurred by the Company related to changes in the market prices of fuel, which are indexed to current market costs for fuel, and expenses incurred for environmental compliance.

Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at municipal solid waste landfills, management of three third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices and broker revenue, which is earned by managing waste services for our customers.

The following table sets forth our consolidated revenues for the periods indicated (in millions of dollars and as a percentage of our revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Collection	$229.5	66.4%	$78.0	67.6%	$670.9	67.9%	$229.5	67.3%
Disposal	124.1	35.9%	42.4	36.7%	339.2	34.3%	117.9	34.6%
Sale of recyclables	8.9	2.6%	3.3	2.9%	26.9	2.7%	10.9	3.2%
Fuel and environmental cost recovery fees	21.9	6.3%	4.8	4.2%	60.6	6.1%	15.0	4.4%
Other	24.7	7.1%	9.3	8.1%	71.5	7.2%	26.2	7.7%
Intercompany eliminations	(63.4)	(18.3)%	(22.4)	(19.4)%	(180.6)	(18.2)%	(58.5)	(17.2)%

Total	$345.7	100.0%	$115.4	100.1%	$988.5	100.0%	$341.0	100.0%

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Revenue for the three months ended September 30, 2013 was $345.7 million, an increase of $230.3 million, or 199.6%, from revenue of $115.4 million for the three months ended September 30, 2012. The increase in revenue in the 2013 period compared to the 2012 period was due to the following:

•	Collection revenue increased by $151.5 million, or 194.2%, to $229.5 million, of which $150.1 million was attributable to the acquisition of Veolia in November 2012.

•	Disposal revenue increased by $81.7 million, or 192.7%, to $124.1 million, of which $84.4 million was attributable to the acquisition of Veolia. The increase from the acquisition of Veolia was partially offset by lower disposal revenue at our Moretown, Vermont landfill of $2.3 million due to the reduced volume capacity in 2013.

•	Sale of recyclables increased by $5.6 million, or 169.7%, due primarily to the acquisition of Veolia, which contributed $5.3 million. The increase in pricing during the third quarter 2013 compared to the third quarter of 2012 had a slight positive impact on the comparable historical operating businesses as the three month average commodity price increased from the third quarter of 2012 to the third quarter of 2013.

•	Fuel and environmental cost recovery fees increased by $17.1 million, or 356.3%. The acquisition of Veolia contributed $16.6 million in additional fuel and environmental cost recovery fees. Without giving effect to the acquisition, fuel and environmental cost recovery fees were relatively stable period over period.

•	Other revenue increased by $15.4 million, or 165.6%. The main driver of the increase was the acquisition of Veolia, which contributed $15.7 million in other revenue. The major components of other revenue are the revenues generated from the operation of three managed landfills, landfill gas-to-energy projects and broker revenue. Without giving effect to the acquisition, other revenues were relatively stable period over period.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Revenue for the nine months ended September 30, 2013 was $988.5 million, an increase of $647.5 million, or 189.9%, from revenue of $341.0 million for the nine months ended September 30, 2012. The increase in revenue in the 2013 period compared to the 2012 period was due to the following:

•	Collection revenue increased by $441.4 million, or 192.3%, to $670.9 million, of which $439.3 million was attributable to the acquisition of Veolia in November 2012.

•	Disposal revenue increased by $221.3 million, or 187.7%, to $339.2 million, of which $223.7 million was attributable to the acquisition of Veolia. The increase from the acquisition of Veolia was partially offset by lower disposal revenue at our Moretown, Vermont landfill of $6.5 million due to the reduced volume capacity in 2013.

•	Sale of recyclables increased by $16.0 million, or 146.8%, due to the acquisition of Veolia, which contributed $15.9 million. The decline in pricing during the first nine months 2012 did not recur in the 2013 comparable period.

•	Fuel and environmental cost recovery fees increased by $45.6 million, or 304.0%. The acquisition of Veolia contributed $44.7 million in additional fuel and environmental cost recovery fees.

•	Other revenue increased by $45.3 million, or 172.9%. The main driver of the increase was the acquisition of Veolia, which contributed $45.5 million in other revenue. The major components of other revenue are the revenues generated from the operation of three managed landfills, landfill gas-to-energy projects and broker revenue. Without giving effect to the acquisition, other revenues were relatively stable period over period.

Operating Expenses

Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•	Transfer and disposal costs include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas).

•	Maintenance and repairs expenses include maintenance and repairs to our vehicles, equipment and containers.

•	Fuel costs include the direct cost of fuel used by our vehicles, net of fuel credits and any ineffectiveness on our fuel hedges.

•	Franchise fees and taxes consist of municipal franchise fees, host community fees and royalties.

•	Risk management expenses include casualty insurance premiums and claims payments and estimates for claims incurred but not reported.

•	Other expenses include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, other landfill maintenance costs and loss contract accretion.

•	Accretion expense related to landfill capping, closure and post-closure is included in “Operating Expenses” in the Company’s audited and reviewed income statements, however, it is excluded from the table below.

The following table summarizes the major components of our operating expenses, excluding accretion expense (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Labor and related benefits	$74.4	21.5%	$23.5	20.4%	$216.6	21.9%	$68.6	20.1%
Transfer and disposal costs	49.3	14.3%	20.8	18.0%	140.5	14.2%	53.4	15.7%
Maintenance and repairs	18.3	5.3%	5.7	4.9%	49.0	5.0%	16.4	4.8%
Fuel	25.6	7.4%	9.2	8.0%	75.0	7.6%	27.2	8.0%
Franchise fees and taxes	15.7	4.5%	1.7	1.5%	42.7	4.3%	5.2	1.5%
Risk management	6.4	1.9%	2.9	2.5%	18.3	1.9%	7.5	2.2%
Other	21.3	6.1%	5.8	5.0%	63.5	6.4%	24.4	7.1%

Total operating expenses	$211.0	61.0%	$69.6	60.3%	$605.6	61.3%	$202.7	59.4%

The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our cost of operations by cost component to that of other companies.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Total operating expenses, exclusive of accretion expense on landfill obligations, increased by $141.4 million, or 203.2%, to $211.0 million for the three months ended September 30, 2013 from $69.6 million for the three months ended September 30, 2012. Operating expenses, as a percentage of revenue, increased 0.7% for the three months ended September 30, 2013 from the three months ended September 30, 2012. Changes in operating expenses were primarily a result of the following:

•	Labor and related benefits increased by $50.9 million, or 216.6%, to $74.4 million, of which $50.1 million was attributable to the acquisition of Veolia. Labor and related benefits as a percent of revenue was adversely affected by an extra work day during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

•	Transfer and disposal costs increased by $28.5 million, or 137.0%, to $49.3 million, of which $28.1 million was attributable to the acquisition of Veolia. Additionally, disposal costs related to a number of small tuck-in acquisitions completed in the second quarter of 2013, as well as wet weather in the South during the three months ended September 30, 2013, which increased the weight of waste being disposed of and thus further increased costs. Changes in the mix of revenue impacted the transportation and disposal costs as a percent of revenue.

•	Maintenance and repairs expense increased by $12.6 million, or 221.1%, to $18.3 million, of which $12.0 million was attributable to the acquisition of Veolia. Without giving effect to the acquisition, maintenance and repairs expense was relatively stable period over period.

•	Our fuel costs increased by $16.4 million, or 178.3%, to $25.6 million from the comparable three month period of 2012. The impact of the Veolia acquisition accounted for $16.3 million of the increase. Excluding the impact of the Veolia acquisition, our fuel costs were relatively stable period over period.

•	Franchise fees and taxes increased by $14.0 million, or 823.5%, to $15.7 million, of which $13.9 million was attributable to the acquisition of Veolia. Excluding the impact of the Veolia acquisition, franchise fees and taxes were relatively stable period over period.

•	Risk management expenses increased by $3.5 million or 120.7% to $6.4 million, primarily due to the acquisition of Veolia, which contributed $4.2 million.

•	Other operating costs increased by $15.5 million or 267.2% to $21.3 million, of which $15.9 million related to the acquisition of Veolia.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Total operating expenses, exclusive of accretion expense on landfill obligations, increased by $402.8 million, or 198.6%, to $605.6 million for the nine months ended September 30, 2013 from $202.8 million for the nine months ended September 30, 2012. Operating expenses, as a percentage of revenue, increased 1.9% for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. Changes in operating expenses were primarily a result of the following:

•	Labor and related benefits increased by $148.0 million, or 215.7%, to $216.6 million, of which $146.6 million was attributable to the acquisition of Veolia. Changes in the mix of revenue impacted the labor as a percent of revenue.

•	Transfer and disposal costs increased by $87.1 million, or 163.1%, to $140.5 million, of which $80.5 million was attributable to the acquisition of Veolia. Additionally, disposal costs related to a number of small tuck-in acquisitions completed during the nine month period ending September 30, 2013, as well as wet weather in the South during the first half of the year, which increased the weight of waste being disposed of and thus further increased costs. Changes in the mix of revenue impacted the transportation and disposal costs as a percent of revenue.

•	Maintenance and repairs expense increased by $32.6 million, or 198.8%, to $49.0 million, of which $32.6 million was attributable to the acquisition of Veolia. Without giving effect to the acquisition, maintenance and repairs expense was relatively stable period over period.

•	Our fuel costs increased by $47.8 million, or 175.7%, to $75.0 million from the first nine months of 2012. The impact of the Veolia acquisition accounted for $47.9 million of the increase. Excluding the impact of the Veolia acquisition, our fuel costs were relatively stable period over period.

•	Franchise fees and taxes increased by $37.5 million, or 721.2%, to $42.7 million, of which $37.4 million was attributable to the acquisition of Veolia. Excluding the impact of the Veolia acquisition, franchise fees and taxes were relatively stable period over period.

•	Risk management expenses increased by $10.8 million or 144.0% to $18.3 million, primarily due to the acquisition of Veolia, which contributed $11.8 million.

•	Other operating costs increased by $39.1 million or 160.2% to $63.5 million, of which $41.0 million related to the acquisition of Veolia. The remaining increase was mainly driven by higher landfill maintenance and leachate costs due to wet weather during the period.

Depreciation, Amortization and Depletion of Property and Equipment

Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. We depreciate all fixed assets to a zero net book value, and do not apply salvage values.

The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Depreciation and amortization of property and equipment	$35.4	10.2%	$10.3	8.9%	$106.2	10.7%	$30.6	9.0%
Landfill depletion and amortization	27.9	8.1%	7.0	6.1%	72.3	7.4%	21.8	6.4%

Depreciation, amortization and depletion expense	$63.3	18.3%	$17.3	15.0%	$178.5	18.1%	$52.4	15.4%

Depreciation and amortization of property and equipment increased by $25.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to the acquisition of Veolia, which accounted for $24.4 million of the increase and business acquisitions that were completed in the last three months of 2012. The increase in landfill depletion and amortization of $20.9 million for the three month period is due primarily to the acquisition of Veolia, which contributed $18.4 million.

Depreciation and amortization of property and equipment increased by $75.6 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to the acquisition of Veolia, which accounted for $71.7 million of the increase and business acquisitions that were completed in the last quarter of 2012 and the first nine months of 2013. The increase in landfill depletion and amortization of $50.5 million for the nine month period is primarily due to the acquisition of Veolia, which contributed $48.1 million, offset by the impact of lower volumes at our Moretown landfill.

Amortization of Other Intangible Assets and Other Assets

Amortization of intangibles and other assets was $9.8 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, or, as a percentage of revenue, 2.8% for the 2013 period and 2.6% for the 2012 period. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements. Amortization of intangible assets increased during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to the acquisition of Veolia.

Amortization of intangibles and other assets was $31.5 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively, or, as a percentage of revenue, 3.1% for the 2013 period and 2.6% for the 2012 period. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements. Amortization of intangible assets increased during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to the acquisition of Veolia.

Accretion of landfill retirement obligations

Accretion expense was $3.6 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, or, as a percentage of revenue, 1.1% and 1.4% for the three months ended September 30, 2013 and 2012, respectively. The increase is mainly due to the acquisition of Veolia which accounted for $2.6 million, partially offset by the settlement of liabilities.

Accretion expense was $11.3 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively, or, as a percentage of revenue, 1.1% and 1.5% for the nine months ended September 30, 2013 and 2012, respectively. The increase is mainly due to the acquisition of Veolia which accounted for $7.7 million, partially offset by the settlement of liabilities.

Selling, General and Administrative

Selling, general and administrative expenses include salaries, legal and professional fees, rebranding and integration costs and other expenses. Salaries expenses include salaries and wages, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Rebranding and integration costs are those costs associated with renaming all of the acquired and merged businesses’ trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but excludes any such amounts recorded as restructuring charges.

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Salaries and benefits	$25.6	7.4%	$10.6	9.2%	$82.0	8.3%	$31.0	9.1%
Legal and Professional	4.9	1.4%	1.5	1.3%	15.4	1.6%	3.7	1.1%
Rebranding and intregration costs	5.7	1.6%	—	0.0%	9.4	1.0%	—	0.0%
Other	10.0	3.0%	4.2	3.6%	28.0	2.7%	12.9	3.8%

Total selling, general and administrative expenses	$46.2	13.4%	$16.3	14.1%	$134.8	13.6%	$47.6	14.0%

The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should take care when comparing our selling, general and administrative expenses by cost component to that of other companies.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Our salaries and benefits expense of $25.6 million increased by $15.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is primarily due to the acquisition of Veolia which contributed $12.0 million. Another driver of the increase was $0.4 million in additional stock option expense as a result of increased employees and $0.4 million in merit raises. Offsetting the increased amounts were decreases due to consolidation of staff and elimination of duplicate corporate overhead salaries.

Legal and professional fees increased by $3.4 million mainly due to consulting costs associated with information technology planning and conversion and fees paid to relocation companies which contributed $2.0 million of the increase. Additionally, legal fees increased by $0.6 million associated with increased litigation costs. As a percentage of revenue, legal and professional fees were relatively flat for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Rebranding and integration costs for the three months ended September 30, 2013 of $5.7 million are comprised of $4.9 million of rebranding costs, $0.8 million of integration planning and execution costs.

Other selling, general and administrative expenses increased by $5.8 million. Of the $5.8 million increase, $5.8 million was attributable to the acquisition of Veolia.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Our salaries expense of $82.0 million increased by $51.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily due to the acquisition of Veolia which contributed $35.7 million. Another driver of the increase was $3.0 million paid in one-time bonuses to key legacy employees as recognition for their contributions during the Veolia acquisition, increased stock compensation expense of $2.1 million due to additional employees, $1.9 million due to merit increases and $6.9 million increases in overall compensation costs due to new employees and bonus programs. Offsetting the increased amounts were decreases due to consolidation of staff and elimination of duplicate corporate overhead salaries.

Legal and professional fees increased by $11.7 million mainly as a result of consulting costs incurred in connection with information technology planning and conversion, which contributed $7.1 million of the increase. The acquisition of Veolia contributed $2.1 million of the increase, increased audit and tax consulting costs contributed $0.8 million and the remaining increase is due mainly to increased legal costs in 2013.

Rebranding and integration costs for the nine months ended September 30, 2013 of $9.4 million are comprised of $6.8 million of rebranding costs and $2.6 million of integration planning and execution costs.

Other selling, general and administrative expenses increased by $15.1 million, but as a percentage of revenue decreased 1.0% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Of the $15.1 million increase, $15.7 million was attributable to the acquisition of Veolia.

Acquisitions

In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

As discussed in Note 1 and Note 3 in our consolidated financial statements contained the prospectus dated November 8, 2013, the Company acquired all of the capital stock of Veolia from Veolia Environnment S.A. for a purchase price of approximately $1.9 billion and we completed the working capital and net company debt adjustments in September 2013 for $20.6 million. Six acquisitions were made during the three months ending September for a purchase price of $20.4 million subject to net working capital adjustments, which are expected to be completed within the year. For the nine month period ended September 30, 2013, the Company completed 14 acquisitions for a total purchase price of $26.3 million.

The results of operations of each acquisition are included in the unaudited condensed consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

Asset Impairments and Divestitures/Discontinued Operations

From time to time, we may divest certain components of our business. Such divestitures may be undertaken for a number of reasons, including as a result of a determination that a specified asset will no longer provide adequate returns to us or will no longer serve a strategic purpose in connection with our business.

In connection with the acquisition of Veolia, the Company was required by the United States Department of Justice to divest certain businesses. The Company entered into letters of intent for those businesses in Georgia and New Jersey and has recorded an impairment charge of $13.7 million in 2012, as the fair value determined through the selling price was less than the carrying value as of December 31, 2012. Subsequent to September 30, 2013, the Company sold the assets in Georgia for no significant gain or loss. The sale of the businesses in New Jersey that were required by the US Department of Justice is expected to close within one year and as such the Company has classified these assets as held for sale at September 30, 2013 and December 31, 2012, respectively in the condensed consolidated balance sheets and classified the results of operations as discontinued operations in the condensed consolidated statements of operations for all periods presented.

The Company completed the sale of certain assets and liabilities in the New York and New Jersey areas in August 2013 for a purchase price of $45 million, of which $25 million was paid at closing with $5 million to be paid in December 2014 and the remainder paid in seven years, plus the value of minority interest in IWS. An impairment charge of $7.6 million was recorded during the third quarter of 2013 based upon the revised purchase price. These assets are classified as held for sale and the results of operations have been included in discontinued for all periods presented.

In September 2013, the Company entered into a letter of intent to sell certain assets in Massachusetts and recorded an impairment charge of $10.9 million on the disposal group, as the fair value determined through selling price was less than the carrying value. These assets are classified as held for sale at September 30, 2013 and the results of operations have been included in discontinued operations for all periods presented.

Income from discontinued operations before tax for the three months ended September 30, 2013 and 2012 was $14.8 million and $3.9 million. Without giving effect to the impairment charge discussed above, the loss was relatively consistent period to period.

Income from discontinued operations before tax for the nine months ended September 30, 2013 and 2012 was $21.7 million and $9.4 million. The increased loss during the nine months ended September without giving effect to the impairment charge is due primarily to the timing of the divestitures during the period.

Restructuring Charges

In September 2012, the Company announced a reorganization of its operations, designed to consolidate management and staff in connection with the merging of the operations of IWS and ADS. Subsequent to the closing of Veolia, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional and corporate headquarter locations and divesting of certain locations. Through this reorganization, the Company eliminated approximately 80 positions throughout the Company and offered voluntary separation agreements to those impacted.

During the three months ended September 30, 2013 and 2012, the Company recognized $2.2 million and $0 million of pre-tax restructuring charges, respectively. These charges were primarily associated with lease terminations and relocation costs in the Midwest and East regions.

During the nine months ended September 30, 2013 and 2012, the Company recognized $4.1 million and $0 million of pre-tax restructuring charges, respectively. These charges were primarily associated with severance costs, lease termination costs and relocation costs in the Midwest and East regions.

Through September 30, 2013, the Company had recognized $14.0 million of restructuring charges, of which $7.7 million related to employee severance and benefits, $3.2 million associated with lease termination costs and the remainder was associated with relocation costs. Of the total amount recognized since inception of the program in the fourth quarter of 2012, the Company has paid $11.6 million of these costs. At September 30, 2013, the Company had approximately $1.5 million of accrued employee severance, which will be paid through September 2014, $0.5 million of accrued rent and $0.4 million of accrued relocation costs due to third party service providers for which services related to relocation were rendered prior to September 30, 2013.

Interest Expense

The following table provides the components of interest expense for the periods indicated (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Interest expense on debt and capital lease obligations	$38.4	11.1%	$6.1	5.3%	$121.3	12.3%	$17.5	5.1%
Accretion of debt discounts	0.3	0.1%	0.0	0.0%	1.0	0.1%	0.0	0.0%
Less: Capitalized interest	(0.2)	(0.1)%	0.0	0.0%	(0.2)	0.0%	0.0	0.0%

Total Interest Expense	$38.5	11.1%	$6.1	5.3%	$122.1	12.4%	$17.5	5.1%

The increase in interest expense from the three and nine month periods ended September 30, 2012 to the three and nine month periods ended September 30, 2013 is due principally to increased debt levels associated with the Veolia acquisition and higher interest rates on the current debt.

Debt Modifications

The Company modified its Term B Loan during the nine month period ended September 30, 2013 and incurred approximately $19.5 million of costs in connection with the modification, which were capitalized as debt issuance costs. No modifications of debt were completed during the nine month period ended September 30, 2012.

Income Taxes

Our effective income tax rate from continuing operations for the three and nine month period ended September 30, 2013 was 30.9% and 34.8%, respectively. Our effective income tax rate from continuing operations for the three and nine month period ended September 30, 2012 was 398.7% and 43.0%, respectively. We evaluate our effective income tax rate at each interim period and adjusted it accordingly as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2013 was primarily due to the unfavorable impact of the change in recorded valuation allowance, partially offset by the favorable impact of state and local taxes. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2013 was primarily due to the favorable impact of state and local taxes, partially offset by the unfavorable impact of the change in recorded valuation allowance. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2012 was primarily due to the favorable impact of state and local taxes and the change in recorded valuation allowance, partially offset by the unfavorable change in tax rates. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2012 was primarily due to the unfavorable impact of state and local taxes and the unfavorable change in tax rates, partially offset by the favorable change in recorded valuation allowance.

Our effective income tax rate from discontinued operations for the three and nine month period ended September 30, 2013 was 21.0% and 20.1%, respectively. Our effective income tax rate from discontinued operations for the three and nine month period ended September 30, 2012 was 10.6% and 5.7%, respectively. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2013 was primarily due to the unfavorable impact of the change in tax rates and the sale of our assets in the New York/New Jersey market area, offset by the favorable impact of state and local taxes and the impact of the change in recorded valuation allowance. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2012 was primarily due to the unfavorable impact of the change in recorded valuation allowance, offset by the favorable impact of state and local taxes.

Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0 million and $0.06 million for the three months ended September 30, 2013 and 2012, respectively and $0.04 million and $0.17 million for the nine months ended September 30, 2013 and 2012, respectively. The noncontrolling interest was acquired in August 2013 in connection with the sale of certain assets in the New York and New Jersey marketplace.

Reportable Segments

Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, is shown in the following tables (in millions of dollars):

	Net Operating Revenue	Operating Income/ (Loss)	Depreciation and Amortization
Three Months Ended September 30, 2013

South	$123.0	$17.5	$19.5
East	85.4	4.9	19.7
Midwest	137.3	10.5	31.6
Corporate	—	(24.9)	2.2

	$345.7	$8.0	$73.1

	Net Operating Revenue	Operating Income/ (Loss)	Depreciation and Amortization
Three Months Ended September 30, 2012

South	$82.8	$15.6	$11.8
East	32.6	(0.3)	7.6
Midwest	—	—	—
Corporate	—	(10.6)	0.90

	$115.4	$4.7	$20.3

	Net Operating Revenue	Operating Income/ (Loss)	Depreciation and Amortization
Nine Months Ended September 30, 2013

South	$360.9	$53.6	$58.0
East	245.9	11.3	56.6
Midwest	381.7	23.2	88.8
Corporate	—	(67.0)	6.6

	$988.5	$21.1	$210.0

	Net Operating Revenue	Operating Income/ (Loss)	Depreciation and Amortization
Nine Months Ended September 30, 2012

South	244.5	$45.7	$35.2
East	96.5	1.6	23.3
Midwest	—	—	—
Corporate	—	(26.4)	2.9

	$341.0	$20.9	$61.4

a)	Corporate entities include legal, tax, treasury, information technology, risk management, human resources, and other typical administrative functions.

Comparison of Reportable Segments

South Segment

Revenue for the three months ended September 30, 2013 increased by $40.2 million, or 48.6%, from the three months ended September 30, 2012. The segment’s revenue increase was driven primarily by the acquisition of Veolia which contributed an increase of $40.1 million. Acquisitions completed during the period contributed $1.0 million. Offsetting these increases were certain contracts losses, which occurred in competitive bids in the course of ordinary business, which account for a decrease of approximately $2.4 million.

Revenue for the nine months ended September 30, 2013 increased by $116.4 million, or 47.6%, from the nine months ended September 30, 2012. The segment’s revenue increase was driven primarily by the acquisition of Veolia which contributed an increase of $115.9 million. Offsetting these increases were certain contracts losses, which occurred in competitive bids in the course of ordinary business, which account for a decrease of approximately $7.4 million.

Operating income from our South Region increased by $1.9 million, or 12.0%, from the three months ended September 30, 2012. The net increase is primarily due to the acquisition of Veolia, which contributed $2.9 million of operating income offset by a contract loss in the ordinary course of business.

Operating income from our South Region increased by $7.9 million, or 17.3%, from the nine months ended September 30, 2012. The net increase is primarily due to the acquisition of Veolia offset by contract losses in the normal course of business due to competitive bidding processes primarily offset the impact of acquisition gains, as well as one-time bonuses were paid out to key legacy employees during the second quarter of 2013 in the amount of $1.3 million.

East Segment

Revenue for the three months ended September 30, 2013 increased by $52.8 million, or 161.9%, from the three months ended September 30, 2012. The segment’s revenue increase was driven primarily by $51.6 million related to the Veolia acquisition, as well as other acquisitions completed during the period, which contributed an increase in revenue of $2.1 million for the three months ending September 30, 2013. These increases in revenue were partially offset by the loss of a contracts in the ordinary course of business and decreases in special waste at certain landfills due to a reduced number of special projects of $0.7 million and the closure of the Moretown landfill, which contributed a decrease of $2.3 million.

Revenue for the nine months ended September 30, 2013 increased by $149.4 million, or 154.8%, from the nine months ended September 30, 2012. The segment’s revenue increase was driven primarily by $151.8 million related to the Veolia acquisition, as well as other acquisitions completed during the period, which contributed revenue of $2.4 million for the nine months ending September 30, 2013. Additionally, cost recovery fees contributed $0.7 million. These increases in revenue were partially offset by the loss of contracts in the ordinary course of business and decreases in special waste volume at certain landfills due to a reduced number of special projects of $0.9 million and the closure of the Moretown landfill, which contributed a decrease of $6.5 million.

Operating income from our East Region increased by $5.0 million from the three months ended September 30, 2012. The net increase is due primarily to the Veolia acquisition which contributed $5.8 million of operating income versus the comparable period in the prior year. Offsetting the increases from the Veolia acquisition were decreases of approximately $1.8 million related to the closure of one of our landfills.

Operating income from our East Region increased by $9.7 million from the nine months ended September 30, 2012. The net increase is due primarily to the Veolia acquisition which contributed $14.5 million of operating income versus the same quarter prior year. Offsetting the increases from the Veolia acquisition were decreases of approximately $2.8 million related to the closure of one of our landfills. Additionally, $0.7 million related to one-time bonuses which were paid out to key legacy employees during the second quarter of 2013 with the remainder due to lower special waste volumes and competitive pricing pressures.

Midwest Segment

The Midwest Region is comprised entirely of locations that were acquired as part of the November 2012 acquisition of Veolia.

Corporate Segment

Operating loss increased at our corporate segment, as we incurred $28.4 million of charges associated with the integration and harmonization of the three companies; rebranding of signs, containers, trucks and buildings; relocation and stay bonus payments million. Additionally, we incurred approximately $2.5 million of increased costs paid to law firms for legal fees and $0.6 million of rent expense due to expanded corporate offices and new regional headquarter offices. As a result of an increased number of corporate employees, stock option expense increased $2.1 million mainly due to a grant of one-time strategic options to new employees coupled with an increase in salary expense as a result of normal merit increases totaling $0.6 million.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility (defined below) will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At September 30, 2013, we had a deficit in working capital; however, we have our credit facility that is sufficient to fund our working capital needs.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations

The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances as of September 30, 2013 and December 31, 2012 (in millions):

	September 30,	December 31,
	2013	2012

Cash and cash equivalents	$17.1	$18.8

Total restricted funds	$9.1	$9.1

Debt:
Current portion	$20.4	$19.2

Long-term portion	2,305.8	2,310.5

Total debt	$2,326.2	$2,329.7

Cash on hand decreased primarily due to changes in working capital.

Summary of Cash Flow Activity

The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Nine months ended
	September 30,
	2013	2012
Net cash provided by operating activies	$165.4	$74.8
Net cash used in investing activities	124.9	(66.2)
Net cash used in financing activity	(42.1)	(4.9)

Cash Flows Provided by Operating Activities

We generated $165.4 million of cash flows from operating activities during the nine months ended September 30, 2013, compared with $74.8 million during the comparable 2012 period. The increase of $90.6 million was driven primarily by the following factors:

The acquisition of the Veolia operations contributed approximately $135.0 million of operating cash flow during the nine month period of September 30, 2013. During the first nine months of 2013, we paid stay bonuses of $12.1 million primarily attributable to Veolia employees, as per the purchase agreement and paid certain bonuses to legacy company employees. Additionally the Company incurred certain costs associated with integration of the businesses, which amounted to approximately $22.7 million.

Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities

We used $124.9 million of cash in investing activities during the nine months ended September 30, 2013, an increase of $58.7 million from the nine months ended September 30, 2012, primarily attributable to $63.4 million capital expenditures related to former Veolia locations. The capital expenditures were made in the ordinary course of business.

We used $25.3 million for the nine months ended September 30, 2013 to purchase new businesses compared to $6.5 million for the nine months ended September 30, 2012. Additionally, we paid $20.6 million in the third quarter of 2013 to Veolia Enviornnment S.A. for the net working capital adjustment in connection with the acquisition of Veolia.

We received $32.7 million for the nine months ended September 30, 2013 from disposal of businesses compared to $0 million for the nine months ended September 30, 2012. Refer to discontinued operations section for further details on the dispositions.

Cash Flows Used in Financing Activities

During the nine months ended September 30, 2013, net cash used in financing activities was $42.1 million compared with net cash used of $4.9 million during the comparable 2012 period, a change of $37.2 million. The most significant items impacting the change in our financing cash flows for the nine months ended September 30, 2013 and 2012 are noted below:

Borrowings under our revolving credit facilities totaled $141.0 million during the nine months ended September 30, 2013 compared to $40.8 million during the comparable 2012 period, an increase of $100.2 million as a result of draws to finance acquisitions, interest payments and working capital draws.

Repayments of revolving credit facilities and long-term debt totaled $157.3 million during the nine months ended September 30, 2013 compared to $26.3 million during the comparable 2012 period, an increase of $131.0 million.

We incurred approximately $22.5 million in costs paid to our lenders in connection with refinancing our Term Loan B Facility and payments of other costs associated with the original Term B Loan Facility (defined below).

Senior Secured Credit Facilities

In November 2012, the Company entered into (i) a $1.8 billion term loan B facility (the “Term Loan B Facility”) and (ii) a $300 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected a re-pricing transaction in February 2013 that reduced the applicable margin by 100 basis points. The Company paid down $13.5 million during the three month period ending September 30, 2013 related to the term loan. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three months ended September 30, 2013 and 2012, for additional details regarding our Senior Secured Credit Facilities.

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2013 and December 31, 2012, we had no borrowings outstanding under our $300 million revolving credit facility.

The agreement governing our credit facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the revolving credit facility that is applicable when there are outstanding loans or letters of credit under the revolving credit facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of September 30, 2013, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.

The Company is subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
March 31, 2013 through December 30, 2013	8.50:1.00
December 31, 2013 through December 30, 2014	8.00:1.00
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00

8 1/4% Senior Notes due 2020

On October 9, 2012, the Company issued $550 million aggregate principal amount of 8 1/4% Senior Notes due 2020 (the unregistered notes) pursuant to the Indenture between the Company and Wells Fargo Bank, National Association, as trustee. As of September 30, 2013, we were in compliance with the covenants under the Indenture. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three months ended September 30, 2013 and 2012, for additional details regarding the unregistered notes.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.

Seasonality

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

Liquidity Impacts of Income Tax Items

Recent Legislation—The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the bonus depreciation allowance. At this point in time, management does not plan to elect bonus depreciation for the tax year of 2013. If bonus depreciation is elected for certain operating entities, the accelerated depreciation deduction will have no impact on the Company’s 2013 effective tax rate and will reduce its cash taxes.

Uncertain Tax Positions—We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Financial Assurance

We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit or trust deposits, which are included in restricted cash and marketable securities. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements in the foreseeable future, although the mix of financial assurance instruments may change.

These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because we currently have no liability for these financial assurance instruments, they are not reflected in our consolidated balance sheets. However, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.

Contractual Commitments

We have various contractual obligations in the normal course of our operations and financing activities. The following table summarizes our contractual cash obligations as of December 31, 2012 (in millions):

		Final Capping,
	Operating	Closure and Post-	Debt Payments
	Leases	Closure (a)	(b)
2013	$7.0	$20.1	$173.0
2014	6.6	19.2	172.4
2015	6.5	21.7	172.6
2016	5.1	19.7	169.9
2017	3.1	29.0	168.8
Thereafter	9.6	256.8	2,607.4

	$37.9	$366.5	$3,464.1

(a)	The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2012.
(b)	Debt payments include both principal and interest payments on debt and capital lease obligations. Interest on variable rate debt was calculated at 5.25%, which is the LIBOR floor plus applicable spread in effect as of December 31, 2012.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations. For a discussion of these and other accounting policies, see the notes to the Consolidated Financial Statements included in our Prospectus.

We have noted examples of the residual accounting and business risks inherent in the accounting for these areas. Residual accounting and business risks are defined as the inherent risks that we face after the application of our policies and processes that are generally outside of our control or ability to forecast.

Revenue Recognition

Revenues are generally recognized as the services are provided. Revenue typically is recognized as waste is collected, as tons are received at the landfill or transfer stations or as recycling commodities are delivered to a customer. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. The fees charged for services generally include fuel surcharges, which are intended primarily to cover increased direct and indirect costs incurred because of changes in the market price for fuel and environmental fees, which are intended to primarily cover costs related to environmental compliance. No single customer individually accounted for more than 1.8% of our consolidated revenue for the year to date period ending September 30, 2013.

We recognize revenue when all four of the following criteria are met:

•	persuasive evidence of an arrangement exists, such as a service agreement with a municipality, a hauling customer or a disposal customer;

•	services have been performed, such as the collection and hauling of waste or the disposal of waste at a disposal facility;

•	the price of the services provided to the customer is fixed or determinable; and

•	collectability is reasonably assured.

Revenues are reported net of state landfill taxes.

Landfill Accounting

Landfill operating costs are treated as period expenses and are not discussed further herein.

Our landfill assets and liabilities fall into the following two categories, each of which requires accounting judgments and estimates:

•	Landfill development costs that are capitalized as an asset.

•	Landfill retirement obligations relating to our capping, closure and post-closure liabilities which result in a corresponding landfill retirement asset.

Cost Basis of Landfill Assets—Landfills are typically developed in a series of cells, each of which is constructed, filled and capped in sequence over the operating life of the landfill. When the final cell is filled and the operating life of the landfill is completed, the cell must be capped and then closed and post-closure care and monitoring activities begin. Capitalized landfill costs include expenditures for land (which includes the land of the landfill footprint and landfill buffer property and setbacks) and related airspace associated with the permitting, development and construction of new landfills, expansions at existing landfills, landfill gas systems and landfill cell development. Landfill permitting, development and construction costs represent direct costs related to these activities, including land acquisition, engineering, legal and construction. These costs are deferred until all permits are obtained and operations have commenced at which point they are capitalized and amortized. If necessary permits are not obtained, costs are charged to operations. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities.

Final Capping, Closure and Post-Closure Costs—The following is a description of our asset retirement activities and related accounting:

Final Capping—Includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur in phases as needed throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. Each final capping event is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with each final capping event.

Closure and post-closure—These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for 30 years after final site closure for municipal solid waste landfills and a shorter period for construction and demolition landfills and inert landfills. Landfill costs related to closure and post-closure are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing the closing and post-closure activities.

We update annually our estimates for these obligations considering the respective State regulatory requirements, input from our internal engineers, operations, and accounting personnel and external consulting engineers. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency’s Subtitle D regulations as implemented and applied on a state-by-state basis. These estimates involve projections of costs that will be incurred as portions of the landfill are closed and during the post-closure monitoring period.

Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by the 20-year average change in the historical Consumer Price Index (consistent historical rate that is consistent with the historical CPI according to a U.S. government website of 2.50% from 1991 to 2012) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows is treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2012 is between 7.73% (landfill current models’ current adjusted risk-free rate) and 10.5%.

We record the estimated fair value of the final capping, closure and post-closure liabilities for our landfills based on the capacity consumed in the current period. The fair value of the final capping obligations is developed based on our estimates of the airspace consumed to date for each final capping event and the expected timing of each final capping event. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

Changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete final capping event or the remaining permitted and expansion airspace (as defined below) of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense. There were no significant changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized space.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in consolidated statements of operations.

Amortization of Landfill Assets—The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized and projected landfill final capping, closure and post-closure costs; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion capacity; and (iv) land underlying both the footprint of the landfill and the surrounding required setbacks and buffer land.

Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through operating or lease arrangements, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

Landfill site costs are depleted to zero upon final closure of a landfill. We develop our estimates of the obligations using input from our operations personnel, engineers and accountants and the obligations are based upon interpretation of current requirements and proposed regulatory changes and intended to approximate fair value. The estimate of fair value is based upon present value techniques using historical experience and where available quoted or actual market prices paid for similar work.

The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This estimation is performed by conducting annual topographic surveys, using aerial survey techniques, of our landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by our external consulting engineers, internal operating staff, and its management, financial and accounting staff.

Additional expansion airspace must meet the following criteria to be included as deemed permitted:

•	We must either own the property for the expansion or have a legal right to use or obtain property to be included in the expansion plan.

•	Conceptual design of the expansion must have been completed.

•	Personnel are actively working to obtain land use and local and state approvals for an expansion of an existing landfill and the application for expansion must reasonably be expected to be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located.

•	There are no known significant technical, community, business, or political restrictions or similar issues that would likely impair the success of the expansion.

•	Financial analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact.

Senior management must have reviewed and approved all of the above.

Upon successful meeting of the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates.

Once expansion airspace meets these criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity, and the rates used at the landfill to amortize costs to acquire, construct, close and monitor the site during the post-closure period are adjusted accordingly, prospectively. In addition, any amounts related to the probable expansion are charged to expense in the period in which it is determined that the criteria are no longer met.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors, including: current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that our estimates or assumptions could ultimately be significantly different from actual results. In some cases we may be unsuccessful in obtaining an expansion permit or we may determine that an expansion permit that we previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that we will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded.

The cash flow estimation process relies upon factors, such as average disposal rate, tons disposed at the landfill, number of tons permitted, costs included in the depletable base and other operating costs.

At December 31, 2012, our Moretown landfill was deemed to be impaired. In December of 2012 the Vermont Agency of Natural Resources (ANR) denied a permit for recertification of an existing cell and the application permit for construction of a cell expansion based upon ANR’s assessment that the design of the facility did not adequately prevent nuisance odor conditions and identified potential issues with groundwater reclassifications. The Company concluded that to comply with the design specifications of the ANR it would require significant changes in the cost to design and construct the expansion cell and as a result, the expansion would no longer be profitable. Subsequently, the Company was ordered to close the landfill. Due to the denial of the permit, this landfill could only accept 20,000 tons of waste as of December 31, 2012. As a result the forecasted undiscounted cash flows for this landfill was de minimis. The impairment charge recorded for the year ended December 31, 2012 was $43.7 million, as the carrying value at December 31, 2012 was $43.7 million and the projected cash flows did not support the recovery of any of the remaining book value.

The Company has not experienced similar denials for recertification and expansion at other landfill locations. The Company actively monitors the permitting process and environmental requirements and is not aware of any circumstances at other landfills that could result in an impairment in future periods.

Environmental Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment, and we remediate sites in the ordinary course of our business. Under current laws and regulations, we may be responsible for environmental remediation at sites that we either own or operate, including sites that we have acquired, or sites where we have (or a company that we have acquired has) delivered waste. Our environmental remediation liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration and the related legal costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the nature and extent of contamination at each identified site, the required remediation methods, the apportionment of responsibility among the potentially responsible parties and the financial viability of those parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known. Adjustments to estimates are reasonably possible in the near term and may result in changes to recorded amounts. Environmental obligations are recorded on an undiscounted basis. We have not reduced the liabilities we have recorded for recoveries from other potentially responsible parties or insurance companies. Environmental remediation liabilities as of December 31, 2012 amounted to $7.8 million and were assumed in connection with the acquisition of Veolia.

Self-Insurance Reserves and Related Costs

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, vehicle liability and workers’ compensation coverage at the $.5 million, $1 million and $.75 million, respectively as of September 30, 2013.

Accruals for self-insurance reserves are based on claims filed and estimate of claims incurred but not reported and are recorded gross of expected recoveries. The accruals for these liabilities could be revised if future occurrences of loss development differ significantly from our assumptions.

Loss Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We record and disclose loss contingencies pursuant to the applicable accounting guidance for such matter. We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Asset Impairment

We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. Typical indicators that an asset may be impaired include (i) a significant adverse change in legal factors in the business climate, (ii) an adverse action or assessment by a regulator, and (iii) a significant adverse change in the extent or manner in which a long-lived asset is being utilized or in its physical condition.

If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the asset group for which we can identify the projected cash flows.

If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering: (i) an internally developed discounted projected cash flow analysis of the asset or asset group; (ii) third-party valuations; and/or (iii) information available regarding the current market for similar assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill Recoverability

Goodwill is the excess of the purchase price for acquired businesses over the fair value of the net assets acquired. We do not amortize goodwill. Goodwill is subject to at least an annual assessment for impairment by evaluating quantitative factors.

We perform a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at a reporting unit. The reporting units are equivalent to our segments. We compare the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that this method provides a reasonable approach to estimating the fair value of reporting units.

We perform an annual assessment as of December 31 of each year. The impairment test as of December 31, 2012 indicated the fair value of each reporting unit exceeded the carrying value. There were no reporting units that were in danger of failing the quantitative impairment assessment for goodwill. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge. Refer to Note 4 to the consolidated financial statements for information regarding impairment charges recorded in connection with discontinued operations. We recorded impairment charges of $0, $0 and $84.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, in connection with ongoing operations.

Our operating segments, which also represent our reporting units, are comprised of several vertically integrated businesses. When an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets (other than non-deductible goodwill) and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce our provision for income taxes.

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to U.S. federal income taxes and numerous state jurisdictions. Significant judgments and estimates are required in determining the combined income tax expense.

Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities and deferred income taxes and other long-term tax liabilities in our consolidated balance sheets.

Recently Issued and Proposed Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a material impact on our consolidated results of operations, balance sheet or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in the prices of fuel and commodities. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements and interest rate cap agreements, to manage these exposures. We do not enter into derivatives for trading purposes. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rate financial institutions and we do not anticipate non-performance. We monitor our hedge positions by regular evaluating the positions at market and by performing sensitivity analysis over the unhedged fuel and variable rate debt positions.

Interest Rate Risk

Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 1.25% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $17.9 million change in interest expense.

We use interest rate caps to manage a portion of our debt obligations at a fixed interest rate, which are currently treated as effective hedges for accounting purposes.

Fuel Price Risk

Fuel costs represent a significant operating expense. When economically practical, we may enter into new or renew contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover increases in our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, because the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.

At our current consumption levels, a one-cent per gallon change in the price of diesel fuel changes our fuel costs by approximately $0.3 million on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could have a material effect on our revenue, cost of operations and operating margin. We use hedge agreements to manage a portion of our risks related to fuel prices.

Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to increases in indirect fuel recovery fees from our vendors.

Commodities Prices

We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change revenue and operating income by approximately $5.4 million and $4.3 million, respectively, on an annual basis. Inflation and Prevailing Economic Conditions. To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. We have implemented a fuel surcharge program, which is designed to recover fuel price fluctuations. We therefore believe we should be able to implement price increases sufficient to partially offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation. Our business is located mainly in the Southern, Midwestern and Eastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in these geographic regions and other factors affecting the regions, such as state regulations and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not yet completed an assessment of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act due to the transition period available to new registrants. We are in the process of performing the system and process documentation and evaluation and testing required for management to make this assessment. We have not completed this process or the assessment, which will require significant management time and resources. In the course of this evaluation and testing, management may identify deficiencies that may need to be addressed and remedied.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiff’s contract with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings or regulatory investigations will have a material adverse effect on our financial condition, results of operations or cash flows.

The Company is subject to various other proceedings, lawsuits, disputes and claims arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims, including purported class action lawsuits related to its sales and marketing practices and its customer service agreements and purported class actions involving federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. The Company currently does not believe that the eventual outcome of any such actions could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations or financial condition, from the risk factors previously disclosed in our prospectus, dated November 8, 2013, filed with the Securities and Exchange Commission on November 8, 2013 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2013	ADS Waste Holdings, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer