Form 10-K
period 2013-12-31
ADS Waste Holdings, Inc.
filed 2014-03-21
CIK 1585790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at March 20, 2014 was 1,000 shares.

Documents Incorporated by Reference:

None

ADS Waste Holdings, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this prospectus, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities & Exchange of 1934, as amended. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

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

ITEM 1. BUSINESS

(All dollar amounts are presented in millions, unless otherwise noted)

ADS Waste Holdings, Inc. (the “Company” or “ADS Waste”) is the largest privately owned non-hazardous solid waste management company in the United States, as measured by revenue. We provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the South, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. Our headquarters are located in Ponte Vedra, Florida and we service over 2.3 million residential customers, approximately 302,000 commercial and industrial (“C&I”) customers and 732 municipalities. We are vertically integrated with approximately 5,300 employees and we own or operate a network of 91 collection operations, 71 transfer stations, 25 recycling facilities and 42 active landfills with a fleet of approximately 3,000 vehicles.

The financial statements presented in this report represent the consolidation of ADS Waste Holdings, Inc. The Company is a Delaware corporation that was formed as a holding company to reorganize several holding companies that are ultimately controlled by Star Atlantic Waste Holdings II, L.P. On September 19, 2012, in a series of transactions (the “Reorganization”), Star Atlantic Waste Holdings II, L.P., which is indirectly majority owned by funds sponsored and managed by Highstar Capital, L.P., contributed to Advanced Disposal Waste Holdings Corp. (formerly named ADStar Waste Holdings Corp. and the parent company of ADS Waste) (i) all of the stock of HWStar Holdings Corp., the parent company of Highstar Waste Holding Corp. and Subsidiaries, doing business as Interstate Waste Services (“IWS”) and (ii) its rights under a Share Purchase Agreement, dated as of July 18, 2012, to purchase all of the stock of Veolia ES Solid Waste, Inc. from Veolia Environnment S.A.

Advanced Disposal Waste Holdings Corp. contributed to the Company, all of the stock of ADStar Waste Holdings Corp. (“Advanced Disposal”) and HWStar Holdings Corp, as well as the rights under the aforementioned Share Purchase Agreement to purchase the stock of Veolia ES Solid Waste, Inc. Substantially all of the Company’s common stock is owned by Advanced Disposal Waste Holdings Corp. The Company’s historical financial information is derived from the historical consolidated financial statements of ADStar Waste Holdings Corp and the consolidated financial statements of HWStar Holdings Corp. The Reorganization was accounted for as a transaction between entities under common control as the Company has been and continues to be under common control of Highstar Capital, L.P. since 2006.

On November 20, 2012, the Company (as assignee of Star Atlantic Waste Holdings II, L.P.) purchased Veolia ES Solid Waste, Inc. from Veolia Environnment S.A. for $1,900 and in September 2013 settled the working capital adjustment for $20.6, which was recorded as an addition to goodwill. The name was changed to MWStar Holdings Corp (“Veolia”) and the consolidated company does business as Advanced Disposal Services, Inc.

Our Strategy

We strategically focus on markets where we own a principal private disposal option and typically compete with no more than one or two large national waste companies. Within the markets in which we operate, we have established a network of vertically integrated geographic hubs to provide our customers with the high-quality comprehensive environmental services they require. The waste collection and disposal business is a local business and, therefore, the characteristics and opportunities differ in each of our markets. We believe our vertically integrated geographic hubs and extensive network of transfer stations provide us with the most effective platform to capitalize on local growth opportunities and maximize the utilization of our assets and the efficiency of our operations.

Operations

Our vertically integrated environmental services operations can be broadly classified into three lines of business: (i) collection services; (ii) disposal services, which include transfer stations and landfills; and (iii) recycling services. The solid waste management business is locally executed where the geographic footprint, density of collection routes, degree of vertical integration, and regional demographic trends drive success. We serve both primary (densely populated) and secondary (less populated) markets. While primary markets typically offer highly efficient route densities, secondary markets provide other important advantages, such as less competition, greater opportunities to gain market share through new business and consolidation, and generally higher and more stable pricing.

Our operations are managed through three regional offices located in the South, Midwest and East regions of the United States. Each of the regions has a diversified portfolio of collection, transfer, landfill and recycling operations. The collection and disposal operations within each of these operating regions are supervised by regional vice presidents with extensive experience in growing, operating and managing solid waste management companies within their local markets. Each regional vice president works with and supervises several district and general managers who manage facilities and operations.

The services we provide include non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years presented:

	Year ended December 31,
	2013		2012		2011
Collection	$897.3	68.0%	$370.8	68.9%	$298.1	69.8%
Disposal	453.8	34.4%	168.1	31.2%	140.8	33.0%
Sale of recyclables	35.9	2.7%	16.6	3.1%	16.9	4.0%
Fuel fees and environmental fees	81.5	6.2%	25.3	4.7%	19.9	4.7%
Other	95.2	7.2%	44.0	8.2%	20.3	4.7%
Intercompany eliminations	(244.6)	(18.5)%	(86.9)	(16.1)%	(68.6)	(16.0)%

Total	$1,319.1	100.0%	$537.9	100.0%	$427.4	100.0%

Collection Services. We serve approximately 302,000 commercial and industrial customers, over 2.3 million residential customers and 732 municipalities through our 91 collection operations. We control over 38,000 tons per day of waste and internalize 64% of the waste into our own landfills. Approximately 5% of our fleet are CNG fueled trucks, which significantly reduce carbon emissions compared to diesel-fueled collection trucks.

For commercial and industrial (“C&I”) operations, we supply our customers with waste containers suitable for their needs and rent or sell compactors to large waste generators. Contracts with C&I customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. We generally bill commercial customers monthly in advance. Industrial customers are generally billed in arrears for our services. The customer generally may not cancel C&I contracts for a period of 36 to 60 months from the start of service without incurring a cancellation penalty. In addition, contracts typically are renewed automatically unless the customer specifically requests cancellation. Our C&I contracts generally allow for rate increases.

Our construction and demolition (“C&D”) waste services provide C&D sites with roll-off containers and waste collection, transportation and disposal services. C&D services are typically provided pursuant to arrangements in which the customer provides 24-hour advance notice of its disposal needs and is billed on a “per pull” plus disposal basis. While the majority of our roll-off services are provided to customers under long-term contracts, we generally do not enter into contracts with our temporary roll-off customers due to the relatively short-term nature of most C&D projects. Our temporary roll-off customers pay us in arrears for our services.

Our residential collection operations consist of curbside collection of residential refuse from small carts or containers into collection vehicles for transport to a disposal/recycling site. These services are typically performed either under long-term contracts with local government entities or on a subscription basis, whereby individual households contract directly with us for our collection services. Our residential contracts generally allow for rate increases.

We generally secure our contracts with municipalities through a competitive bid process and such contracts give us exclusive rights to service all or a portion of the homes in the respective municipalities. These contracts have an average term of three to five years or longer. Municipal contracts can be designed as either mandatory or non-mandatory franchises. Mandatory franchises allow us to become the exclusive provider of waste management services for the areas of the municipality included in the contract, which requires all residential customers within those areas to use our services for solid waste collection and disposal. Non-mandatory franchises allow us to retain the exclusive right to service the specified areas of the municipality, with no competitor permitted to offer services to residential customers, but residential customers may choose not to use our services.

The fees that we receive for residential collection on an individual subscription basis are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service.

Disposal Services. Landfill disposal services represent the final stage in our vertically integrated waste collection and disposal services solution. We own or operate 31 municipal solid waste (“MSW”) landfills, and 11 C&D landfills at December 31, 2013, enabling us to offer comprehensive service to our customers. Our landfills average approximately 15.0 million tons of waste annually, of which 64% of the volume is internalized from our collection operations and transfer stations as of December 31, 2013. We charge tipping fees to third parties.

As of December 31, 2013, our landfills had approximately 302.3 million cubic yards of utilized airspace and total permitted and deemed airspace of approximately 709.5 million cubic yards. Our active landfills that are currently accepting waste have an average of 38 years of aggregate permitable life with a capacity utilization of 43%. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.

Most of our active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills. However, we cannot assure you that all proposed or future expansions will be permitted as designed.

We also have responsibility for three closed landfills, for which we have associated closure and post-closure obligations.

As part of our vertically integrated solid waste disposal services, we operate 71 transfer stations. Transfer stations receive, consolidate and transfer solid waste to landfills and recycling facilities. Transfer stations enable us to:

•	increase the operational reach of our landfill operations;

•	increase the volume of revenue-generating disposal at our landfills;

•	achieve greater leverage in negotiating more favorable disposal rates at landfills that we do not operate;

•	improve efficiency of collection, personnel and equipment; and

•	build relationships with municipalities and other operators that deliver waste to our transfer stations, leading to additional growth and acquisition opportunities.

Revenue at transfer stations is primarily generated by charging tipping or disposal fees. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or materials recovery facilities. Transfer stations provide collection operations with a cost-effective means to consolidate waste and reduce transportation costs while providing our landfill sites with an additional “gate” to extend the geographic reach of a particular landfill site with the goal of increased internalization.

Recycling Services. We are focused on opportunistically developing our base of recycling facilities. There has been a growing interest in recycling, which is driven by public and private markets that are placing environmental stewardship as a top priority. This is evidenced by requests for proposals that incorporate alternate methods to manage the collection, processing and disposal of waste.

We have a network of 25 recycling facilities that we manage or operate. These facilities generate revenue through the collection, processing and sale of old corrugated cardboard (“OCC”), old newspaper (“ONP”), mixed paper, aluminum, glass and other materials. These recyclable materials are internally collected by our residential and industrial collection operations as well as third-party haulers.

The economics of recycling are driven significantly by commodity prices, as high commodity prices make recycled material more economically competitive. Given this relationship and the expectation that commodity prices will rise as economic growth rebounds, we believe that the recycling business offers growth prospects. We believe that we are well-positioned to take advantage of recycling efforts in our markets through our control of the waste stream and the success of our service offerings.

Fuel and Environmental Fees. The amounts charged for collection, disposal, transfer, and recycling services may include fuel fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs and expense to service an individual customer’s account, but rather are designed to address and to help recover for changes in Advanced Disposal’s overall cost structure and to achieve an operating margin acceptable to Advanced Disposal.

Other Services. Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at municipal solid waste landfills, management of three third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices and broker revenue, which is earned by managing waste services for our customers.

Customers

We provide services to a broad base of commercial, industrial, municipal and residential customers. No single customer individually accounted for more than 5% of our consolidated revenue in 2013.

Competition

Although we operate in a highly competitive industry, entry into our business and the ability to operate profitably require substantial amounts of capital and managerial experience. Competition in the non-hazardous solid waste industry comes from a few large, national publicly owned companies, several regional publicly and privately owned solid waste companies, and thousands of small privately owned companies. In any given market, competitors may have larger operations and greater resources. In addition to national and regional firms and numerous local companies, we compete with municipalities that maintain waste collection or disposal operations. These municipalities may have financial advantages due to the availability of tax revenue and tax-exempt financing.

We compete for collection accounts primarily on the basis of price and the quality of our services. From time to time, our competitors reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. Our ability to maintain and increase prices in certain markets may be impacted by our competitors’ pricing policies. This may have an impact on our future revenue and profitability.

Seasonality and Severe Weather

Our operations can be adversely affected (in certain periods) by inclement or severe weather (including hurricanes, tornadoes, extended periods of inclement weather, climate extremes and other natural disasters). The afore mentioned events could impact our operations in one or a combination of the following ways: increase the volume of waste collected under our existing contracts (without corresponding compensation), increase our cost of operations including labor, fuel, repairs and maintenance and other costs, delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities. Our operations also can be favorably affected by severe weather, which could increase the volume of waste received in situations where we are able to charge for our additional services.

Regulation

Our facilities and operations are subject to a variety of federal, state and local requirements that regulate the environment, public health, safety, zoning and land use. Operating and other permits, licenses and other approvals are required for landfills and transfer stations, recycling facilities, certain solid waste collection vehicles, fuel storage tanks and other facilities that we own or operate. These permits are subject to denial, revocation, suspension, modification and renewal in certain circumstances. Federal, state and local laws and regulations vary, but generally govern wastewater or storm water discharges, air emissions, the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous waste, and the remediation of contamination associated with the release or threatened release of hazardous substances. These laws and regulations provide governmental authorities with strict powers of enforcement, which include the ability to revoke or decline to renew environmental or other permits, obtain injunctions, or impose fines or penalties in the event of violations, including criminal penalties. The United States Environmental Protection Agency (the “EPA”) and various other federal, state and local authorities administer these regulations.

We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, from time to time we have been issued notices and citations from governmental authorities that have resulted in the need to expend funds for compliance with environmental laws and regulations, remedial work and related activities at various landfills and other facilities. We cannot assure you that citations and notices will not be issued in the future or that any such notice or citation will not have a material effect on our operations or results.

Federal Regulation. The following summarizes the primary federal environmental and occupational health and safety-related statutes that affect our facilities and operations:

•	The Solid Waste Disposal Act, including the Resource Conservation and Recover Act (“RCRA”). RCRA establishes a framework for regulating the handling, transportation, treatment, storage and disposal of hazardous and non-hazardous solid waste, and requires states to develop programs to ensure the safe disposal of solid waste in sanitary landfills.

Subtitle D of RCRA establishes a framework for regulating the disposal of municipal solid waste. Regulations under Subtitle D currently include minimum comprehensive solid waste management criteria and guidelines, including location restrictions, facility design and operating criteria, final capping, closure and post-closure requirements, financial assurance standards, groundwater monitoring requirements and corrective action standards. All of the states in which we operate have implemented permit programs pursuant to RCRA and Subtitle D. These state permit programs may include landfill requirements that are more stringent than those of Subtitle D. Our failure to comply with the implementation of federal environmental requirements by state and local authorities or other requirements pursuant to state permit programs at any of our locations may lead to temporary or permanent loss of an operating permit, which would result in costs in connection with securing new permits and reduced revenue from lost operational time.

All of our planned landfill expansions and new landfill development projects have been engineered to meet or exceed Subtitle D requirements. Operating and design criteria for existing operations have been modified to comply with these regulations. Compliance with Subtitle D regulations has resulted in increased costs and may in the future require substantial additional expenditures in addition to other costs normally associated with our waste management activities.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. CERCLA may impose strict joint and several liability for the costs of cleanup and for damages to natural resources upon current owners and operators of a site, parties who were owners or operators of a site at the time the hazardous substances were disposed of, parties who transported the hazardous substances to a site, and parties who arranged for the disposal of the hazardous substances at a site. Liability under CERCLA is not dependent on the existence or disposal of only “hazardous wastes,” but also can be based upon the existence of small quantities of more than 700 “substances” characterized by the EPA as “hazardous,” many of which are found in common household waste. Among other things, CERCLA authorizes the federal government to investigate and remediate sites at which hazardous substances have been or are threatened to be released into the environment (and recoup related costs from potentially liable parties) or to order persons potentially liable for the cleanup of the hazardous substances to do so themselves.

Liability under CERCLA is strict, joint and several. It can be founded upon the release or threatened release of hazardous substances, even as a result of unintentional, non-negligent or lawful action, including very small quantities of such substances. Thus, even if we have never knowingly transported or received hazardous substances, it is likely that hazardous substances have been deposited or “released” at landfills or other facilities that we presently or historically have owned or operated, or at properties owned by third parties to which we have transported waste. We could be held liable under CERCLA for the cost of cleaning up such hazardous substances at such sites and for damages to natural resources, even if those substances were deposited at our facilities before we acquired or operated them. The costs of a CERCLA cleanup can be very expensive and can include the costs of disposing of hazardous substances at appropriately licensed facilities. Such liability could have a material impact on our business, financial condition, results of operations and cash flows.

•	The Federal Water Pollution Control Act of 1972 (the “Clean Water Act”). This act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, rivers and other waters of the United States. Runoff from our landfills and transfer stations that is discharged into surface waters through discrete conveyances, such as pipes or man-made ditches, must be covered by discharge permits that generally require us to conduct sampling and monitoring, and, under certain circumstances, to reduce the quantity of pollutants in those discharges. Storm water discharge regulations under the Clean Water Act require permits for certain construction activities and for runoff from industrial operations and facilities, which may affect our operations. If a landfill or transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by that treatment works facility. In addition, states may adopt groundwater protection programs under the Clean Water Act or the Safe Drinking Water Act that could affect the manner in which our solid waste landfills monitor and control their waste management activities. Furthermore, if development at any of our facilities alters or affects wetlands, we may be required to secure permits before such development starts. In these situations, permitting agencies may require the mitigation of wetland impacts.

•

The Clean Air Act. The Clean Air Act imposes limitations on emissions from various sources, including landfills. In March 1996, the EPA promulgated regulations that require large municipal solid waste landfills to install landfill gas monitoring systems. These regulations apply to landfills that commenced construction, reconstruction or modification on or after May 30, 1991, and, principally, to landfills that can accommodate 2.5 million cubic meters or more of municipal solid waste. The regulations apply whether the landfills are active or closed. Many state regulatory agencies also currently require monitoring systems for the collection and control of certain landfill gas. Federal and state efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls and monitoring systems, with resulting capital or operating costs.

In addition, our vehicle fleet also will become subject to higher efficiency standards or other carbon-emission restrictions. Over the past two years, the EPA and the National Highway Traffic Safety Administration (the “NHTSA”) have adopted regulations mandating the reduction of vehicle tail pipe emissions as a means of reducing greenhouse gas emissions. The regulations take the form of fuel economy standards. The EPA and the NHTSA have developed fuel economy standards in two vehicle categories: (1) conventional automobiles and light-duty trucks; and (2) heavy-duty trucks, which include heavy-duty on-highway trucks and vocational heavy-duty trucks, including solid waste collection vehicles and tractor trailers. We own and operate vehicles in both categories. For conventional automobiles and light-duty trucks, in May 2010 the EPA and the NHTSA finalized fuel economy standards for model years 2012 through 2016. In October 2011, the EPA and the NHTSA initiated a second round of rulemaking for conventional automobiles and pick-up trucks in model years 2017 through 2025. In August 2011, the EPA and the NHTSA finalized standards for heavy-duty trucks, including solid waste collection vehicles and tractor trailers, for model years 2014 through 2018. In issuing the fuel economy standards for heavy-duty trucks and tractor trailers, the government estimated the standards would increase the cost of the average tractor trailer by approximately $6,200, but that the vehicle would save fuel costs over its operating life.

•	The Occupational Safety and Health Act of 1970 (“OSHA”). This act authorizes the Occupational Safety and Health Administration of the U.S. Department of Labor to promulgate occupational safety and health standards. A number of these standards, including labeling and notification standards for hazardous chemicals and the handling of asbestos, apply to our facilities and operations.

We are also actively monitoring the following recent developments in United States federal statutes affecting our business:

•	In 2010, the EPA issued the Prevention of Significant Deterioration, or PSD, and Title V Greenhouse Gas, or GHG, Tailoring Rule which expanded the EPA’s federal air permitting authority to include the six GHGs, including methane and carbon dioxide. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly impacted our operations or cash flows, due to the current tailored thresholds and exclusions of certain emissions from regulation. Air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities could be impacted, but the degree of impact is incumbent upon the EPA’s final determination on permitting of biogenic GHG emissions (e.g. carbon dioxide) as well as the EPA’s or implementing states’ determinations on what may constitute “Best Available Control Technology” for new projects exceeding certain thresholds. In addition, recent final and proposed reductions in certain National Ambient Air Quality Standards and related PSD increment/significance thresholds could impact the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. The landfill gas at 19 of our solid waste landfills is currently being captured and utilized for its renewable energy value. Efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with resulting capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. See “Risk Factors—Risks Relating to Our Industry—Climate change regulations may adversely affect operating results.” Potential climate change and GHG regulation initiatives have influenced our business strategy to provide low-carbon services to our customers. If the U.S. were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing may be increasingly valuable.

•	In 2011, the EPA published the Non-Hazardous Secondary Materials, or NHSM, Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published new source performance standards and emission guidelines for commercial and industrial solid waste incineration units, and Maximum Achievable Control Technology Standards for commercial and industrial boilers. The EPA has published clarifications and recently published amendments to these rules. In addition, there is litigation surrounding the rules. Although the recently published amendments are generally favorable to our industry, some of the potential regulatory interpretations are still being reviewed and other regulatory outcomes may be dependent on case-by-case administrative determinations. It is not possible to quantify the financial impact of these rulemakings or pending administrative determinations at the present time. However, we do not believe the rules or administrative determinations will have a material adverse impact on our business as a whole.

State and Local Regulation. Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States also have adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. In addition, our operations may be affected by the trend in many states toward requiring solid waste reduction and recycling programs. For example, several states have enacted laws that require counties or municipalities to adopt comprehensive plans to reduce, through solid waste planning, composting, recycling or other programs, the volume of solid waste deposited in landfills. Additionally, laws and regulations restricting the disposal of certain waste in solid waste landfills, including yard waste, newspapers, beverage containers, unshredded tires, lead-acid batteries, electronic wastes and household appliances, have been adopted in several states and are being considered in others. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been or are under consideration by the U.S. Congress and the EPA.

To construct, operate and expand a landfill, we must obtain one or more construction or operating permits, as well as zoning and land use approvals. These permits and approvals may be burdensome to obtain and to comply with, are often opposed by neighboring landowners and citizens’ and environmental groups, may be subject to periodic renewal, and are subject to denial, modification, non-renewal and revocation by the issuing agency. Significant compliance disclosure obligations often accompany these processes. In connection with our acquisition of existing landfills, we may be required to spend considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity. While we typically take into account the costs to bring an asset into compliance with applicable requirements during the acquisition process, we may incur costs beyond those estimated in the pre-acquisition stage.

Other Regulations. Many of our facilities own and operate either or above ground or underground storage tanks that are generally used to store petroleum-based products. These tanks are subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal. In the event of leaks or releases from these tanks, these regulations require that polluted groundwater and soils be remediated. While we believe that all of our underground storage tanks currently meet applicable regulatory requirements in all material respects, there can be no guarantee that some tanks will not fail to meet such requirements in the future. We maintain a storage tank liability policy which, subject to limitations and exclusions, provides coverage for first-party remediation and third-party claims.

With regard to our solid waste transportation operations, we are subject to the jurisdiction of the Surface Transportation Board and are regulated by the Federal Highway Administration, Office of Motor Carriers, and by regulatory agencies in states that regulate such matters. Various state and local government authorities have adopted, or are considering adopting, laws and regulations that would restrict the transportation of solid waste across state, county, or other jurisdiction lines. In 1978, the U.S. Supreme Court ruled that a law that restricts the importation of out-of-state solid waste is unconstitutional; however, states have attempted to distinguish proposed laws from those involved in and implicated by that ruling. In 1994, the U.S. Supreme Court ruled that a flow control law, which attempted to restrict solid waste from leaving its place of generation, imposes an impermissible burden upon interstate commerce and is unconstitutional. However, in 2007, the U.S. Supreme Court upheld the right of a local government to direct the flow of solid waste to a publicly owned and publicly operated waste facility. A number of county and other local jurisdictions have enacted ordinances or other regulations restricting the free movement of solid waste across jurisdictional boundaries. Other governments may enact similar regulations in the future. These regulations may, in some cases, cause a decline in volumes of waste delivered to our landfills or transfer stations and may increase our costs of disposal.

Emissions from Natural Gas Fueling and Infrastructure. We operate a fleet of 158 compressed natural gas (“CNG”) vehicles and we plan to continue to transition a portion of our collection fleet from diesel fuel to CNG, in locations where it is cost beneficial based upon the Company’s economic analysis. We have constructed and operate natural gas fueling stations. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. Additional regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our current plan to continue transitioning to CNG vehicles.

Liabilities Established for Landfill and Environmental Costs. We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate. However, environmental laws and regulations may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us.

Liability Insurance and Bonding

The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment in cases where we may be held responsible for the escape of harmful materials; claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence or other wrongdoing in the planning or performance of work. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements. Because of the nature and scope of the possible environmental damages, liabilities imposed in environmental litigation can be significant. Our solid waste operations have third-party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that our environmental liability insurance would be adequate, in scope or amount, in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

We maintain general liability, vehicle liability, employment practices liability, fiduciary liability, pollution liability, directors and officers’ liability, workers’ compensation and employer’s liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. We also carry property insurance. Although we try to operate safely and prudently and we have, subject to limitations and exclusions, substantial liability insurance, we cannot assure you that we will not be exposed to uninsured liabilities that could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are insured subject to the excess policy limits and exclusions. Accruals are based on claims filed and actuarial estimates of claims development and claims incurred but not reported. Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.

In the normal course of business, we post performance bonds, insurance policies, letters of credit, or cash or marketable securities deposits in connection with municipal residential collection contracts, closure and post-closure of landfills, environmental remediation, environmental permits and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds. The amount of surety bonds issued by third parties at December 31, 2013 was $690.1, our outstanding letters of credit amounted to $70.7 and the cash collateral posted for closure and post-closure landfill obligations amounted to $2.4.

Employees

As of December 31, 2013, we had approximately 5,300 employees, approximately 12% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes we have good relations with our employees.

AVAILABLE INFORMATION

Our corporate website address is http://www.advanceddisposal.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports available on our website free of charge as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

We have a history of losses and may not achieve or sustain profitability in the future.

We incurred net losses of $117.8 , $194.0 and $22.2 for the years ending December 31, 2013, 2012 and 2011, respectively. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth.

We operate in a highly competitive industry and may not be able to compete effectively with larger and better capitalized companies and governmental service providers.

Our industry is highly competitive and requires substantial labor and capital resources. Some of the markets in which we compete or plan to compete are served by one or more large, national companies, as well as by regional and local companies of varying sizes and resources, some of which may have accumulated substantial goodwill in their markets. Some of our competitors may also be better capitalized than we are, have greater name recognition than we do or be able to provide or be willing to bid their services at a lower price than we may be willing to offer. Our inability to compete effectively could hinder our growth or adversely impact our operating results.

We also compete with counties, municipalities and solid waste districts that maintain or could in the future choose to maintain their own waste collection and disposal operations, including through the implementation of flow control ordinances or similar legislation. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing or government subsidies.

We may lose contracts through competitive bidding, early termination or governmental action.

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including municipal contracts and franchise agreements. A portion of our municipal contracts and franchise agreements are for a specified term and are or will be subject to competitive bidding in the future. Although we intend to bid on additional municipal contracts and franchise agreements, we may not always, or ever, be the successful bidder. In addition, some or all of our customers, including municipalities, may terminate their contracts with us prior to their scheduled expiration dates. Similar risks may affect contracts that we are awarded to operate municipally owned assets, such as landfills.

Governmental action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in such annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to directly provide services to their residents, on an optional or mandatory basis, which may cause us to lose customers. If we are not able to replace lost revenues resulting from unsuccessful competitive bidding, early termination or the renegotiation of existing contracts with other revenues within a reasonable time period, our results of operations and financial condition could be adversely affected.

Some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results.

We provide service to a number of governmental entities and municipalities, some of which have suffered significant financial difficulties due to the downturn in the economy, reduced tax revenue and/or high cost structures. Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.

Many non-governmental customers have also suffered serious financial difficulties, including bankruptcy in some cases. Purchasers of our recyclable commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

Our financial and operating performance may be affected by the inability in some instances to renew landfill operating permits, obtain new landfills or expand existing ones. Further, the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations.

We currently own or operate 42 active landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate generally must be renewed periodically (typically, every five to ten years). These operating permits often must be renewed several times during the permitted life of a landfill pursuant to a process that is often time-consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law or the imposition of burdensome terms and conditions that may adversely affect our results of operations. We may not be able to obtain new landfill sites in order to expand into new, non-exclusive markets or expand existing landfill sites in order to support acquisitions and internal growth in our existing markets because increased volumes would further shorten the lives of these landfills. In July 2013, we were ordered to close certain existing landfill space in cell three at our Moretown landfill facility. Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Critical Accounting Policies and Estimates—Landfill Accounting—Amortization of Landfill Assets” for further information related to the order.

We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third-party financial assurance to secure our contractual obligations or insurance.

Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and post-closure monitoring typically require us to obtain performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from multiple sources. However, if we are unable to obtain financial assurance in the future in sufficient amounts from appropriately rated sureties or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage.

Our accruals for our landfill site closure and post-closure costs may be inadequate.

We are required to pay capping, closure and post-closure maintenance costs for our landfill sites. Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs. In addition, subsequent to the completion or closure of a landfill site, we may be liable for unforeseen environmental problems, which could result in our payment of substantial remediation costs that could adversely affect our financial condition or operating results.

Our business requires a high level of capital expenditures.

Our business is capital-intensive. We must use a substantial portion of our cash flows from operating activities toward capital expenditures, which reduces our flexibility to use such cash flows for other purposes, such as reducing our indebtedness. Our capital expenditures could increase if we make acquisitions or further expand our operations or as a result of factors beyond our control, such as changes in federal, state, local or non-U.S. governmental requirements. The amount that we spend on capital expenditures may exceed current expectations, which may require us to obtain additional funding for our operations or impair our ability to grow our business.

We may engage in strategic acquisitions in the future, which may pose significant risks and could have an adverse effect on our operations.

We may engage in acquisitions in order to acquire or develop additional disposal capacity or businesses that are complementary to our core business strategy. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. We may have to borrow money or incur liabilities in order to finance any future obligations and we may not be able to do so on terms favorable to us or at all. In addition, we may be unable to obtain the necessary regulatory approvals to complete potential acquisitions. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. Furthermore, acquired assets may be subject to liabilities and risks that were not identified at the time they were acquired.

Our business is and may be adversely affected by weather conditions.

Our operating results fluctuate seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the United States. In addition, some of our operating costs may be higher in the winter months. Winter weather conditions can delay waste collection activities and result in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher third party disposal costs and leachate disposal or treatment costs at our landfills. Natural disasters, such as hurricanes and tornadoes, or periods of particularly inclement weather may force us to temporarily suspend some of our operations. Because of these factors, we expect operating income to be generally lower in the winter months.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, result in adverse judgments, settlements or fines and create negative publicity.

Individuals, citizens groups, trade associations or environmental activists may bring actions against us in connection with our operations that could interrupt or limit the scope of our business. See Item 3. “Legal Proceedings.” Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation and competitive position.

Fuel supply and prices may fluctuate significantly and we may not be able to pass on cost increases to our customers.

The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions, political instability in oil and gas producing regions and environmental concerns. We rely on fuel to run our collection and transfer trucks and our equipment used in our transfer stations and landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct and indirect operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs.

Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, EPA establishes annual renewable fuel volume requirements and separate volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel and biomass-based diesel). These volume requirements set standards for the proportion of refiners’ or importers’ total fuel volume that must be renewable and must take into account the fuels’ impact on reducing greenhouse gas emissions. These regulations are one of many factors that may affect the cost of the fuel we use.

Our operations also require the use of products (such as liners at our landfills) the costs of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel fees from our vendors.

We are expanding our CNG truck fleet, which makes us increasingly dependent on the availability of CNG and CNG fueling infrastructure and vulnerable to CNG prices.

We currently operate a CNG fleet and we plan to continue to transition a portion of our collection fleet from diesel fuel to CNG. However, CNG is not yet broadly available in North America; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. Until the public and third parties in North America broadly adopt CNG, which may not be on the timetable we anticipate, it will remain necessary for us to invest capital in CNG fueling infrastructure in order to power our CNG fleet. Concerns have been raised about the potential for emissions from fueling infrastructure that serve natural gas-fueled vehicles. New regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs.

Additionally, fluctuations in the price and supply of CNG could substantially increase our operating expenses, and a reduction in the existing cost differential between CNG and diesel fuel could materially reduce the benefits we anticipate from our investment in CNG vehicles.

Fluctuations in the prices of commodities may adversely affect our financial condition, results of operations and cash flows.

We collect and process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials fluctuate due to changes in economic conditions and numerous other factors beyond our control. These fluctuations may affect our financial condition, results of operations and cash flows.

Increases in labor and disposal and related transportation costs could impact our financial results.

Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees would require us to enhance our wage and benefits packages to compete more effectively for employees, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors. Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, control our labor costs during periods of declining volumes or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Disposal and related transportation costs are a significant cost category for us. If we incur increased disposal and related transportation costs to dispose of solid waste and if we are unable to pass these costs on to our customers, our operating results would suffer.

Efforts by labor unions could divert management attention and adversely affect operating results.

From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these groups. We are currently engaged in negotiations with other groups of employees represented by unions. Additional groups of employees may seek union representation in the future. As a result of these activities, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitral proceedings initiated against us by unions, the National Labor Relations Board or employees, which could negatively impact our operating results. Negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to labor disruptions, such as union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.

We could face significant withdrawal liability if we withdraw either individually or as part of a mass withdrawal from participation in any underfunded multiemployer pension plans in which we participate.

We participate in a number of “multiemployer” pension plans administered by employer and employee trustees. We make periodic contributions to these plans pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if it is underfunded, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability that would be paid to any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2013, we had approximately $2,360.6 of gross total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions or increases in interest rates;

•	limit our ability to obtain additional financing or refinancings at attractive rates;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures, dividends, share repurchases and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the loan, which may entitle the lenders to accelerate the debt obligations. A default under one of our loans could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.

Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.

We maintain high deductible insurance policies for automobile, general, employer’s, environmental, directors’ and officers’, employment practices and fiduciary liability as well as for employee group health insurance, property insurance and workers’ compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were enacted. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. We expect our healthcare costs to increase as a result of this legislation. If we are unable to limit future increases in the costs of our benefit plans, those costs could reduce our profitability and increase our funding commitments. Significant increases in premiums on insurance that we retain also could reduce our margins.

We may record material charges against our earnings due to any number of events that could cause impairments to our assets.

In accordance with GAAP, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.

We depend significantly on the services of the members of our senior, regional and local management teams, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our senior, regional and local management teams. The loss of the services of any member of our senior, regional or local management or the inability to hire and retain experienced management personnel could have a material adverse effect on us.

If we are not able to develop new service offerings and protect intellectual property or, if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect, new technologies. Research and development of new technologies often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production or marketing of new products and services, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. We and others in the industry are increasingly focusing on new technologies that provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a breakthrough technology that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

We are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected.

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Despite the implementation of network security measures, our information technology could be penetrated by outside parties (such as computer hackers or cyber terrorists) intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in a loss of assets or reputational damage. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Provision of environmental and waste management services involves risks, such as truck accidents, equipment defects, malfunctions and failures and natural disasters, which could potentially result in releases of hazardous materials, injury or death of employees and others or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training and compliance programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected.

The adoption of new accounting standards or interpretations could adversely affect our financial results.

Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the SEC have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board, or FASB, has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practices. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. While our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.

We are subject to substantial governmental regulation and failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties and judgments, and impose limits on our ability to operate and expand.

We are subject to potential liability and restrictions under environmental laws and regulations, including those relating to the transportation, recycling, treatment, storage and disposal of wastes, discharges of pollutants to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate the emission of greenhouse gases. Our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities and/or take corrective actions, possibly including the removal of landfilled materials. We may be liable for any environmental damage that our current or former facilities cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, or to natural resources. We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted. Those costs or actions could be significant to us and impact our results of operations, cash flows and available capital. We may not have sufficient insurance coverage for our environmental liabilities, such coverage may not cover all of the potential liabilities to which we may be subject and we may not be able to obtain insurance coverage in the future at reasonable expense or at all.

We may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate.

It is also possible that government officials responsible for enforcing environmental laws and regulations may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. At December 31, 2013, we had recorded approximately $7.5 in environmental remediation liabilities. There can be no assurance that the cost of such potential cleanup or that our share of the cost will not exceed our estimates.

Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills.

Regulations that govern landfill design, operation, closure and financial assurances include the regulations that establish minimum federal requirements adopted by the EPA in October 1991 under Subtitle D of the RCRA. If we fail to comply with these regulations or their state counterparts, we could be required to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs. If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the Subtitle D regulations or their state counterparts may obtain an advantage over us. Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.

Various state and local governments have enacted, or are considering enacting, laws and regulations that restrict the disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state and local governments have promulgated, or are considering promulgating, laws and regulations which govern the flow of waste generated within their respective jurisdictions. These “flow control” laws and regulations typically require that waste generated within the jurisdiction be directed to specified facilities for disposal or processing, which could limit or prohibit the disposal or processing of waste in our transfer stations and landfills. Such flow control laws and regulations could also require us to deliver waste collected by us within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues. In addition, such laws and regulations could require us to obtain additional costly licenses or authorizations to be deemed an authorized hauler or disposal facility.

Climate change regulations may adversely affect operating results.

Governmental authorities and various interest groups have promoted laws and regulations that would limit greenhouse gas, or GHG, emissions due to concerns that GHGs are contributing to climate change. The EPA made an endangerment finding in 2009 allowing certain GHGs to be regulated under the Clean Air Act. This finding allows the EPA to create GHG emission related regulations that will impact our operations—including imposing emission reporting, permitting, control technology installation and monitoring requirements. The EPA has already finalized its GHG “reporting rule,” which requires that municipal solid waste landfills monitor and report GHG emissions. The EPA has also finalized its “tailoring rule,” which imposes certain permitting and control technology requirements upon newly-constructed or modified facilities which emit GHGs over a certain threshold under the Clean Air Act New Source Review Prevention of Significant Deterioration, or NSR PSD, and Title V permitting programs. As a result, NSR PSD or Title V permits issued after January 2, 2011 for new or modified landfills may need to address GHG emissions, including by requiring the installation of Best Available Control Technology. Notably, landfills may become subject to such permitting requirements under the “tailoring rule” based on their GHG emissions even if their emission of other regulated pollutants would not otherwise trigger permitting requirements. In addition, the EPA and the National Highway Transportation Safety Administration promulgated standards in August 2011 to reduce GHG emissions from, and increase the fuel efficiency of, medium- and heavy-duty vehicles. We expect to incur additional costs to come into and remain in compliance with these rules and, potentially, to comply with new laws or regulations that relate to GHG emissions. There can be no certainty that these increased costs can be passed through to our customers.

The waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources and changes in laws and environmental policies may limit the items that enter the waste stream, any of which may adversely impact volumes and tipping fees at our landfills. Alternatives to landfill disposal may cause our revenues and operating results to decline.

As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource and new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of waste. We are increasingly competing with companies that seek to use parts of the waste stream as feedstock for renewable energy supplies. In addition, environmental initiatives, such as product stewardship and extended producer responsibility, which hold manufacturers or other actors in the product life cycle responsible for the disposal of manufactured goods, may reduce the volume of products that enter the waste stream. Further, there may be changes in the laws that reclassify items in the waste stream as hazardous or that prohibit the disposal of certain wastes in our landfills. These alternatives and changes in laws may impact the demand for landfill space, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that we can charge for utilization of landfill space. As a result, our revenues and operating margins could be adversely affected.

Additionally, counties and municipalities in which we operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Such actions have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

The challenging economic environment in recent years may expose us to credit risk for amounts due from governmental agencies, large national accounts, industrial customers and others.

The challenging economic environment in recent years has reduced the amount of taxes collected by various governmental agencies. We provide services to a number of these agencies, including numerous municipalities. These governmental agencies may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, the weak economy may cause other customers, including our large national accounts or industrial clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. The ability and willingness of consumers to pay their debts could continue to be adversely affected. This could have a negative impact on our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 90 Fort Wade Rd, Ponte Vedra, Florida 32081, where we currently lease approximately 63,000 square feet of office space under leases expiring through 2020. We also maintain regional administrative offices in North Carolina, Georgia and Illinois.

Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2013, we owned or operated 91 collection operations, 71 transfer stations, 42 active solid waste landfills and 25 recycling facilities in 17 states and the Bahamas. In aggregate, our active solid waste landfills total approximately 20,400 acres, including approximately 10,700 permitted and expansion acres. “Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions section included herein. We also own or have responsibilities for two closed landfills. We believe that our property and equipment are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the “Commitments and Contingenices” section of Note 20 of our consolidated financial statements included in Item 8 of this report and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The information below was derived from the audited Consolidated Financial Statements included in this report and in previous reports we filed with the SEC. This information should be read together with those Consolidated Financial Statements and the notes thereto. The adoption of new accounting pronouncements, changes in certain accounting policies and certain reclassifications impact the comparability of the financial information presented below. These historical results are not necessarily indicative of the results to be expected in the future.

The Company was an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) when its initial registration statement under the Securities Act of 1933 became effective in November 2013 and, as such, was permitted to include three rather than five years of selected financial data in its registration statement. Although the Company no longer qualifies as an “emerging growth company,” it is not required to provide earlier information in its subsequent periodic reports. Accordingly, we have included four, rather than five, years of selected financial data below.

	For the Year Ended December 31,
	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Service revenues	$1,319.1	$537.9	$427.4	$372.6

Costs and expenses:
Operating	825.9	333.2	261.8	222.9
Selling, general and administrative(a)	177.8	104.5	61.6	61.2
Depreciation and amortization	278.9	104.1	76.5	63.6
Acquisition and development costs	1.2	1.2	3.5	2.3
Loss on disposal of assets	2.6	2.1	14.1	0.3
Asset impairment, including goodwill	0.6	43.7	0.0	101.3
Restructuring	10.0	9.9	0.0	0.0

	1,297.0	598.7	417.5	451.6

Operating income (loss)	22.1	(60.8)	9.9	(79.0)
Interest expense	(163.1)	(49.4)	(24.5)	(35.5)
Other income/(expense), net	0.3	(8.1)	(4.3)	(0.3)

(Loss)/income before income taxes	(140.7)	(118.3)	(18.9)	(114.8)
(Benefit)/provision for income taxes	(45.4)	(13.5)	3.5	(0.7)

Net loss from continuing operations attributable to ADS Waste Holdings, Inc.	(95.3)	(104.8)	(22.4)	(114.1)
(Loss)/income from discontinued operations, net of tax	(22.5)	(89.2)	0.2	(0.3)

Net loss from continuing operations attributable to ADS Waste Holdings, Inc.	(117.8)	(194.0)	(22.2)	(114.4)
Less: net loss attributable to non-controlling interest	0.0	(1.4)	(0.2)	(1.4)

Net loss attributable to ADS Waste Holdings, Inc.	($117.8)	($192.6)	($22.0)	($113.0)

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$180.3	$55.2	$86.8	$78.3
Net cash (used in) investing activities	$(154.8)	$(1,980.5)	$(133.7)	$(157.4)
Net cash (used in)/provided by financing activities	$(32.3)	$1,937.2	$40.7	$79.2

Consolidated Balance Sheet Data:
Total assets	$3,626.8	$3,785.3	$1,374.6	$1,338.9
Debt, including current portion(b)	$2,331.9	$2,329.8	$439.4	$513.5
Total ADS Waste Holdings, Inc. stockholders’ equity	$551.5	$662.5	$721.5	$614.2

(a)	Includes stock-based compensation expense. Stock based compensation expense for all fiscal years presented was determined using the fair value method set forth in ASC 718, “Compensation—Stock Compensation.”
(b)	Total debt includes capital lease obligations of $15.4 and $12.3 at December 31, 2013 and 2012, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are the largest privately owned non-hazardous solid waste in the United States, as measured by revenue and provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the Southeast, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. We service over 2.3 million residential customers, approximately 302,000 C&I customers and 732 municipalities. We are vertically integrated with approximately 5,300 employees and we own or operate a network of 91 collection operations, 71 transfer stations, 25 recycling facilities and 42 landfills with a fleet of approximately 3,000 vehicles.

Results of Operations

The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as percentage of our revenue).

	Year ended December 31,
	2013		2012		2011
Service revenues	$1,319.1	100.0%	$537.9	100.0%	$427.4	100.0%

Operating costs and expenses
Operating	825.9	62.6%	333.2	61.9%	261.8	61.3%
Selling, general and administrative	177.8	13.5%	104.5	19.4%	61.6	14.4%
Depreciation and amortization	278.9	21.1%	104.1	19.4%	76.5	17.9%
Acquisition and development costs	1.2	0.1%	1.2	0.2%	3.5	0.8%
Loss on disposal of assets	2.6	0.2%	2.1	0.4%	14.1	3.3%
Asset impairment, including goodwill	.6	0.0%	43.7	8.1%	—	0.0%
Restructuring charges	10.0	0.8%	9.9	1.8%	—	0.0%

Total operating costs and expenses	1,297.0	98.3%	598.7	111.3%	417.5	97.7%

Operating income (loss)	$22.1	1.7%	$(60.8)	(11.3)%	$9.9	2.3%

Overall, operating income increased in 2013 from 2012 as a result of the full year impact of the acquisition of Veolia, seventeen other acquisitions completed during 2013, organic growth in both price and volume in 2013 and lower asset impairment charges in 2013 as compared to 2012.

Operating income in 2012 decreased compared to 2011 as a result of asset impairment charges, corporate restructuring programs and integration costs incurred in connection with the acquisition of Veolia.

Revenue

Our revenue base is distributed across several markets and business lines, with the primary business lines being our solid waste collection, transfer and landfill disposal operations. Our remaining revenue is generated from recycling, fuel fees and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. In general, we integrate our recycling operations with our collection operations and obtain revenue from the sale of recyclable materials.

Revenues from our collection operations consists of fees we receive from commercial, industrial, municipal and residential customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling facilities, transfer station or disposal facility and our disposal costs. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities with terms typically of three to five years or longer. We provide front load and temporary and permanent roll-off service offerings to our customers. While the majority of our roll-off services are provided to customers under long-term contracts, we generally do not enter into contracts with our temporary roll-off customers due to the relatively short-term nature of most C&D projects.

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

The amounts charged for collection, disposal, transfer, and recycling services may include fuel fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs and expense to service an individual customer’s account, but rather are designed to address and to help recover for changes in Advanced Disposal’s overall cost structure and to achieve an operating margin acceptable to Advanced Disposal.

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

The following table sets forth our consolidated revenues for the periods indicated (in millions).

	Year ended December 31,
	2013		2012		2011
Collection	$897.3	68.0%	$370.8	68.9%	$298.1	69.8%
Disposal	453.8	34.4%	168.1	31.2%	140.8	33.0%
Sale of recyclables	35.9	2.7%	16.6	3.1%	16.9	4.0%
Fuel fees and environmental fees	81.5	6.2%	25.3	4.7%	19.9	4.7%
Other	95.2	7.2%	44.0	8.2%	20.3	4.7%
Intercompany eliminations	(244.6)	(18.5)%	(86.9)	(16.1)%	(68.6)	(16.0)%

Total	$1,319.1	100.0%	$537.9	100.0%	$427.4	100.0%

Fiscal Year Ended December 31, 2013 compared to 2012

Revenue for 2013 was $1,319.1, an increase of $781.2, or 145.2%, from revenue of $537.9 in 2012. The increase in revenue in 2013 compared to 2012 was due to the following:

•	Collection revenue increased by $526.5, or 142.0%, of which $522.8 was attributable to the acquisition of Veolia. The remaining increase was driven by other acquisitions, net of lost contracts in the ordinary course business in 2013.

•	Disposal revenue increased by $285.7, or 170.0%, of which $285.0 was attributable to the acquisition of Veolia. Excluding the impact of Veolia, disposal revenue was relatively flat year over year.

•	Sale of recyclables increased by $19.3, or 116.3%, in 2013 of which Veolia contributed $19.2. The national average monthly published price for old corrugated cardboard (“OCC”) appeared to stabilize in 2013, although average prices were slightly depressed in 2013 compared to 2012.

•	Fuel fees and environmental fees increased by $56.2, or 222.1% in 2013. The acquisition of Veolia contributed $54.9 in additional fuel fees and environmental fees. In fiscal 2013, the Company worked to increase participation and to harmonize the fuel fees and environmental fees charged to certain customers, which also contributed to the increase in revenues.

•	Other revenue increased by $51.2, or 116.4%, in 2013. The main driver of the increase was the acquisition of Veolia which contributed $48.7 in other revenue. The major components of other revenue are the revenues generated from the operation of two managed landfills in Florida, landfill gas-to-energy projects and the brokerage business.

Fiscal Year Ended December 31, 2012 compared to 2011

Revenue for 2012 was $537.9, an increase of $110.5, or 25.9%, from revenue of $427.4 in 2011. The increase in revenue in 2012 compared to 2011 was due to the following:

•	Collection revenue increased by $72.7, or 24.4%, of which $63.9 was attributable to the acquisition of Veolia. The remaining increase is due in large part to other acquisition activity.

•	Disposal revenue increased by $27.3, or 19.4%, of which $11.7 was attributable to the acquisition of Veolia. Additionally, disposal revenue in the South Region increased by $10.3 due to the full year impact of a transaction that was completed in June 2011 and higher special waste volumes and an additional $1.1 of revenue was generated as a result of the full year impact of other acquisitions.

•	Sale of recyclables decreased by $0.3, or 1.8%, in 2012 due to a decrease in the market price of recycled commodities. The national average monthly published price for OCC decreased by approximately 25% from 2011 to 2012. The decline in prices were partially offset by an increase in volumes processed due to a new recycling facility that began operations in January 2012 and the acquisition of Veolia, which contributed $2.2 to the sale of recyclables.

•	Fuel fees and environmental fees increased by $5.4, or 27.1%. The acquisition of Veolia contributed $5.3 in additional fuel fees and environmental fees. Without giving effect to the acquisition, fuel fees and environmental fees were relatively stable year over year.

•	Other revenue increased by $23.7, or 116.7%, in 2012. The main driver of the increase was the acquisition of Veolia which contributed $12.4 in other revenue. The major components of other revenue are the revenues generated from the operation of two managed landfills in Florida and landfill gas-to-energy projects. The remaining increase relates to a $10.5 increase in the South Region due primarily to the full year impact of the acquisition of the brokerage business.

Operating Expenses

The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Year ended December 31,
	2013		2012		2011
Operating	$811.8	61.5%	$325.3	60.4%	$253.8	59.3%
Accretion of landfill retirement obligations	14.1	1.1%	7.9	1.5%	8.0	1.9%

Operating Expense	$825.9	62.6%	$333.2	61.9%	$261.8	61.3%

Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•	Transfer and disposal costs include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas).

•	Maintenance and repairs expenses include maintenance and repairs to our vehicles, equipment and containers.

•	Fuel costs include the direct cost of fuel used by our vehicles, net of fuel credits and any ineffectiveness on our fuel hedges. The Company also incurs certain indirect fuel costs in its operations that are not taken into account in the above analysis.

•	Franchise fees and taxes consist of municipal franchise fees, host community fees and royalties.

•	Risk management expenses include casualty insurance premiums and claims payments and estimates for claims incurred but not reported.

•	Other expenses include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs.

•	Accretion expense related to landfill capping, closure and post-closure is included in “Operating Expenses” in the Company’s consolidated income statements, however, it is excluded from the table below (refer to discussion below “Accretion of landfill retirement obligations” for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense (in millions and as a percentage of our revenue):

	Year ended December 31,
	2013		2012		2011
Labor and related benefits	$290.9	22.1%	$111.9	20.8%	$87.7	20.5%
Transfer and disposal costs	189.0	14.3%	83.7	15.6%	67.7	15.8%
Maintenance and repairs	65.4	5.0%	28.5	5.3%	22.9	5.4%
Fuel	99.7	7.6%	43.5	8.1%	36.3	8.5%
Franchise fees and taxes	57.1	4.3%	15.4	2.9%	6.6	1.6%
Risk management	23.5	1.8%	10.9	2.0%	8.4	2.0%
Other	86.2	6.5%	31.4	5.8%	24.2	5.6%

Total operating expenses	$811.8	61.5%	$325.3	60.4%	$253.8	59.3%

The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our cost of operations by cost component to that of other companies.

Fiscal Year Ended December 31, 2013 compared to 2012

Operating expenses increased by $486.5, or 149.6%, to $811.8 for 2013 from $325.3 in 2012. Operating expenses, as a percentage of revenue, increased by 110 basis points in 2013 compared to 2012.

•	Labor and related benefits increased by $179.0 or 160.0% to $290.9, of which $176.9 of this increase was attributable to the acquisition of Veolia. The remainder is primarily due to other acquisition activity and merit-based wage increases in 2013 as well as increases in health care costs.

•	Transfer and disposal costs increased by $105.3 or 125.8% to $189.0. The acquisition of Veolia accounted for $101.1 of the increase. Offsetting these increase were the benefits of increased internalization of waste which reduces the cost base.

•	Maintenance and repairs expense increased by $36.9, or 129.5% to $65.4. The acquisition of Veolia accounted for $38.1 of the increase. Absent the acquisition of Veolia, maintenance and repairs expenses decreased due to an effort to standardize maintenance programs across the Company.

•	During 2013, our fuel costs increased $56.2, or 129.2% to $99.7. The impact of the Veolia acquisition accounted for $57.5 of our 2013 fuel costs. Excluding the impact of the Veolia acquisition our fuel costs were relatively stable year over year.

•	Franchise fees and taxes increased $41.7 or 270.8% to $57.1 during 2013 primarily due to the acquisition of businesses in franchise markets.

•	Risk management expenses increased $12.6 or 115.6% to $23.5 during 2013 primarily due to the acquisition of Veolia offset by the favorable development of existing claims compared to the prior year.

•	Other operating costs increased $54.8 or 174.5% to $86.2 in 2013, of which $46.9 relates to the acquisition of Veolia. Additional costs were incurred in the current year as a result of extremely wet weather, which increased landfill leachate disposal costs and costs incurred to control odor issues at our Moretown landfill.

Fiscal Year Ended December 31, 2012 compared to 2011

Operating expenses increased by $71.5, or 28.2%, to $325.3 for 2012 from $253.8 for 2011. Operating expenses, as a percentage of revenue, increased by 1.1% in 2012 compared to 2011.

•	Labor and related benefits increased by $24.2 or 27.6% to $111.9, of which $22.1 of this increase is attributable to the acquisition of Veolia. The remainder is primarily due to other acquisition activity and merit-based wage increases in 2012 as well as increases in health care costs. As a percentage of revenue, labor and related benefits were negatively impacted by the relative mix of higher collection revenue and lower landfill, transfer, commodity and subcontract revenue compared to 2011 as these revenues have lower associated variable labor costs.

•	Transfer and disposal costs increased by $16.0 or 23.6% to $83.7. The acquisition of Veolia accounted for $7.2 of the increase. The brokerage business contributed an additional $9.2 of expenses in 2012 due to the timing of the acquisition in 2011. Offsetting these increase were the benefits of increased internalization of waste which reduces the cost base.

•	Maintenance and repairs expense increased by $5.6, or 24.5% to $28.5. The acquisition of Veolia accounted for $5.1 of the increase. The remaining increase is due to costs associated with our fleet maintenance initiative as well as the increased cost of tires and container refurbishment expenses.

•	During 2012, our fuel costs increased $7.2, or 19.8% to $43.5. The impact of the Veolia acquisition accounted for $7.1 of our 2012 fuel costs. Excluding the impact of the Veolia acquisition our fuel costs were relatively stable year over year.

•	Franchise fees and taxes increased $8.8 or 133.3% to $15.4 during 2012 primarily due to the acquisition of businesses in franchise markets.

•	Risk management expenses increased $2.5 or 29.8% to $10.9 during 2012 primarily due to the acquisition of Veolia and the unfavorable development of claims compared to the prior year.

•	Other operating costs increased $7.2 or 30.0% to $31.4 in 2012, of which $8.2 relates to the acquisition of Veolia, partially offset by operational synergies achieved through consolidation of the companies.

Accretion of landfill retirement obligations

Accretion expense was $14.1, $7.9 and $8.0 for 2013, 2012 and 2011, respectively. Veolia contributed approximately $8.1 in 2013 and $1.2 in 2012. Further, the current year cost changes were discounted at a lower interest rate in 2013 compared to 2012 and compared to 2011 and obligations were settled in 2013 and 2012 in the amount of $12.0 in 2013 compared to $6.2 in 2012 and $3.1 in 2011.

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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2013		2012		2011
Salaries	$110.5	8.4%	$45.9	8.5%	$37.6	8.8%
Legal and professional	18.5	1.4%	6.4	1.2%	4.9	1.1%
Rebranding and integration costs	25.8	2.0%	32.2	6.0%	—	0.0%
Other	23.0	1.7%	20.0	3.7%	19.1	4.5%

Total selling, general and administrative expenses	$177.8	13.5%	$104.5	19.4%	$61.6	14.4%

Fiscal Year Ended December 31, 2013 compared to 2012

Our salaries expenses increased by $64.6 primarily due to the acquisition of Veolia, which contributed $47.3. Other contributing factors to the increase included: increases in stock compensation expense of $3.3, retention bonuses paid to certain employees of $3.2, merit increases of $1.9 and increased corporate employees and region staff; however, salaries expense decreased 10 basis points as a percentage of revenue for 2013 compared to 2012.

Legal and professional fees increased by $12.1 in 2013 compared to 2012 primarily as a result of increased fees related to union contract negotiations and costs incurred in connection with the defense of a legal matter. Refer to Note 20 in the consolidated financial statements included in Item 8 for further details regarding the legal matter.

Rebranding and integration costs are mainly related to the costs associated with the acquisition of Veolia. These costs are mainly comprised of professional fees, including legal, accounting, engineering and rebranding fees paid to outside parties to rebrand all containers and equipment. The decrease of $6.4 from 2013 to 2012 is primarily a result of due diligence and merger and acquisition costs paid in 2012 in connection with the acquisition of Veolia, which did not recur in 2013.

Other selling, general and administrative expenses increased by $3.0 mainly due to an increase in general travel expenses, real estate taxes and rent at corporate and regional offices.

Fiscal Year Ended December 31, 2012 compared to 2011

Our salaries expenses increased by $8.3 and remained relatively consistent as a percentage of revenue for 2012 compared to 2011. The increase was primarily due to the acquisition of Veolia.

Legal and professional fees increased by $1.5 in 2012 compared to 2011 primarily as a result of increased fees related to union contract negotiations.

Rebranding and integration costs are mainly related to the due diligence and merger and acquisition costs incurred in connection with the Veolia acquisition. These costs are mainly comprised of professional fees, including legal, accounting, engineering and merger and acquisition advisory fees.

Other selling, general and administrative expenses increased by $0.9 due to increases in general travel expenses and real estate taxes.

Depreciation and Amortization

The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Year ended December 31,
	2013		2012		2011
Depreciation, amortization and depletion of property and equipment	$236.7	17.9%	$88.6	16.5%	$61.7	14.4%
Amortization of other intangible assets and other assets	42.2	3.2%	15.5	2.9%	14.8	3.5%

Depreciation and amortization	$278.9	21.1%	$104.1	19.4%	$76.5	17.9%

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

The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2013		2012		2011
Depreciation and amortization of property and equipment	$141.8	10.8%	$58.7	10.9%	$42.4	9.9%
Landfill depletion and amortization	94.9	7.2%	29.9	5.6%	19.3	4.5%

Depreciation, amortization and depletion expense	$236.7	17.9%	$88.6	16.5%	$61.7	14.4%

Depreciation and amortization of property and equipment increased by $83.1 for 2013 to $141.8, primarily due to the acquisition of Veolia. Depreciation and amortization of property and equipment increased by $16.3 for 2012 compared to 2011, primarily due to the acquisition of Veolia division, which accounted for $11.4 of the increase. The remaining increase is attributable to other acquisition activity and new investments in recycling facilities and equipment.

Landfill depletion and amortization increased by $65.0 for 2013 compared to 2012 mainly due to the acquisition of Veolia which contributed $59.3. The remaining increase is primarily due to unfavorable adjustments in landfill depletion expense that were recorded in connection with changes in cost related to individual capping events with full waste in place that have not yet been capped. Landfill depletion and amortization increased by $10.6 for 2012 compared to 2011 as result of the acquisition of Veolia. Unfavorable adjustment to landfill depletion resulting from reduction in deemed airspace and amortization of asset retirement obligations contributed $5.6 and higher amortization rates which were impacted by increasing costs to cap landfills.

Amortization of Other Intangible Assets and Other Assets

Amortization of intangibles and other assets was $42.2, $15.5 and $14.8 for 2013, 2012 and 2011, respectively, or, as a percentage of revenue, 2.9% to 3.5% for all years presented. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions

As discussed in Note 1 to the consolidated financial statements, effective November 20, 2012, ADS Waste acquired the stock of Veolia ES Solid Waste division from Veolia Environment S.A. for a purchase price of approximately $1.9 billion subject to a working capital and net Company debt adjustment which was completed within one year from date of purchase. In September 2013, the Company paid an additional $20.6 related to the working capital and net Company debt adjustment and in November 2013 completed the final opening balance sheet adjustments which were not significant. Approval of the transaction by the United States Department of Justice was granted pursuant to a consent decree issued in November 2012, provided the Company sell certain assets, including one landfill and two transfer stations in Central Georgia, three commercial waste collection routes in the Macon, Georgia area and three transfer stations in northern New Jersey and the assets are classified as held for sale in the consolidated financial statements at December 31, 2012. The sale of those assets was completed in fiscal 2013.

The following table shows the final allocation of the purchase price of Veolia to the assets acquired and liabilities assumed based on their estimated fair value; this allocation was finalized as of November 19, 2013 (in millions):

	Initial allocation	Adjustments	Final
Cash	$4.0	$—	$4.0
Current assets	116.1	2.2	118.3
Property & equipment	1,219.4	(7.7)	1,211.7
Other assets	16.1	0.9	17.0
Goodwill	834.7	26.6	861.3
Intangible assets	246.7	—	246.7

Total assets acquired	2,437.0	22.0	2,459.1
Current liabilities	135.2	0.2	135.4
Accrued closure liabilities	124.4	1.5	125.9
Other long-term liabilities	54.3	4.4	58.7
Deferred tax liability	248.3	(5.0)	243.3

Total liabilities assumed	562.2	1.2	563.3

Net assets acquired	$1,874.8	$20.8	$1,895.8

Goodwill of $861.3 was calculated as the excess of the consideration paid over the net assets recognized and represents the synergies that are expected to arise as a result of the acquisition, as well as additional acquisitions of companies in the proximity of the geographic area of the Veolia ES Solid Waste footprint and the potential for growth opportunities. The amount of goodwill related to the acquisitions that is deductible at December 31, 2013 and 2012 is $132.6 and $168.3, respectively.

For the year ended December 31, 2013, the Company completed the acquisitions of seventeen collection companies. The consideration transferred amounted to approximately $31.3 for these acquisitions during fiscal 2013, of which consideration in the form of a note payable was provided to the seller in the amount of $1.5 for revenue dependent targets yet to be achieved by the businesses acquired. Transaction costs related to these acquisitions were not significant for the year ended December 31, 2013.

Furthermore, the Company acquired the assets and assumed certain liabilities of five collection companies and one landfill during the year ended December 31, 2012. Consideration transferred amounted to approximately $28.7 for these acquisitions during fiscal 2012, of which consideration in the form of a note payable was provided to the seller in the amount of approximately $3.1. The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

Asset Impairments and Divestitures/Discontinued Operations

From time to time, we may divest certain components of our business. Such divestitures may be undertaken for a number of reasons, including as a result of a determination that a specified asset will no longer provide adequate returns to us or will no longer serve a strategic purpose in connection with our business.

The Company entered in to a letter of intent in December 2013, to sell certain assets in Panama City, FL for approximately $2.0 and in connection with the planned divestiture recorded an impairment charge of $3.6 for the year ended December 31, 2013, as the fair value determined through the selling price was less than the carrying value. The sale was completed in January 2014 and the assets are classified as held for sale in the accompanying combined consolidated balance sheets as of December 31, 2013 and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses. The Company completed the divestiture in 2013, as required for those businesses in the Georgia and New Jersey area and recorded no additional impairment charge upon sale for the year ended December 31, 2013. An impairment charge of $13.7 was recorded for the year ended December 31, 2012, as the fair value determined through the selling price was less than the carrying value. Those assets are classified as held for sale at December 31, 2012 in the combined consolidated balance sheets and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Company completed the sale of certain assets and liabilities in the New York and New Jersey area from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security. The Company also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. In connection with the divestiture, the Company recorded an impairment charge of approximately $7.6 and $26.7 for the years ended December 31, 2013 and 2012, respectively. Those assets are classified as held for sale in the accompanying combined consolidated balance sheets at December 31, 2012 and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Company terminated a long-term lease agreement for one of its landfills. An impairment charge of approximately $39.8 was recorded on long-lived landfill assets no longer being used for the year ended December 31, 2012. The Company has classified the results of operations of this landfill as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

Losses from discontinued operations before tax for the years ended December 31, 2013, 2012 and 2011 was $29.6, $93.8 and $0.2, respectively. The decrease in the loss from 2013 to 2012 was mainly a result of a decision in 2012 to terminate a long-term lease agreement for one of its landfills, which resulted in an impairment charge of $39.8 and as a result of the Company’s decision to sell certain assets and liabilities in the New York and New Jersey area which resulted in an impairment charge of $25.0.

Restructuring Charges

In September 2012, we announced a reorganization of our operations, designed to consolidate management and staff in connection with the merging of IWS and ADS. Subsequent to the closing of Veolia ES Solid Waste division, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter locations and divesting of certain locations. Through this reorganization we eliminated approximately 88 positions throughout the Company and offered voluntary separation agreements to those impacted. For the year ended December 31, 2013, we recognized approximately $2.5 of severance costs, $1.7 for lease termination costs and $2.3 for relocation costs in the Midwest region; $0.6 for lease termination costs in the East region; $0.3 for lease termination costs in the South region and $0.3 for other expenses, as well as $2.3 of severance costs for Corporate. For the year ended December 31, 2012, we recognized employee severance and benefits restructuring charges of approximately $7.4, of which $4.3 related to the East region and the remaining amount in the Midwest region. The asset impairments were the result of the decision to consolidate locations in connection with relocation of corporate and regional offices and the decision to close certain landfills and divest certain assets. Other expenses are primarily for lease termination costs of $2.3 for exiting facilities associated with accomplishing the restructuring actions in the East region.

Interest Expense

The following table provides the components of interest expense for the periods indicated (in millions):

	Year ended December 31,
	2013		2012		2011
Interest expense on debt and capital lease obligations	$140.1	10.6%	$42.6	7.9%	$25.3	5.9%
Accretion of original issue discounts and loan costs	17.6	1.3%	6.1	1.1%	.0	0.0%
Amortization of terminated interest rate swaps	6.0	0.5%	1.0	0.2%	.0	0.0%
Less: Capitalized interest	(.6)	(0.0)%	(.3)	(0.1)%	(.8)	(0.2)%

Total Interest Expense	$163.1	12.4%	$49.4	9.2%	$24.5	5.7%

Interest expense increased in 2013 from 2012 principally as a result of a full year of debt outstanding associated with the Veolia acquisition. The increase in interest expense from 2011 to 2012 is due principally to increased debt levels associated with the Veolia acquisition and higher interest rates on the current debt.

Debt Modifications

The Company modified its Term B Loan during the year ended December 31, 2013 and incurred approximately $19.5 of costs in connection with the modification, which were capitalized as debt issuance costs. No modifications of debt were completed during the years ended December 31, 2012 and 2011. There were no early extinguishments of debt for the year ended December 31, 2013. The following table summarizes the refinancing transactions that resulted in non-cash losses on extinguishments or modifications of outstanding debt for the years ended December 31, 2012 and 2011 (in millions):

	Principal Repaid	Total Loss on Extinguishment of Debt
2012
Credit facilities due December 2014	$128.5	$1.8
Revolving line of credit due April 2016	358.4	7.5
Subordinated debt due November 2015 at 11.33%	5.0	0.1

Total	$491.9	$9.4

2011
Term loan B, $150,000 due January 2015	148.5	$3.6
$40.0 12.5% Senior Subordinated Notes	40.0	0.4
Credit facility refinancing	—	0.8

Total	$188.5	$4.8

Income Taxes

Continuing Operations

Our (benefit) provision for income taxes from continuing operations was ($45.4 million), ($13.5 million), and $3.5 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Our effective income tax rate was 32.38%, 11.35%, and (18.52%) for 2013, 2012, and 2011 respectively. Our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate:

2013:

Our effective income tax rate for 2013 was lower than the enacted statutory rate due to a $3.4 million increase in recorded valuation allowance against certain federal and state net operating loss carryovers (NOLs), capital loss carryovers, and net deferred tax assets. We believe that it is more likely than not that the full benefit of these NOLs, capital loss carryovers, and net deferred tax assets will not be realized.

2012:

Our effective income tax rate for 2012 was lower than the enacted statutory rate due to a $16.2 million increase in recorded valuation allowance against certain federal and state NOLs, capital loss carryovers, and net deferred tax assets. We believe that it is more likely than not that the full benefit of these NOLs, capital loss carryovers, and net deferred tax assets will not be realized. Additionally, our effective income tax rate for 2012 was lowered due to changes in the estimated tax rate at which existing temporary differences will be realized. This change was the result of the merger of ADS and IWS and the Veolia ES Solid Waste acquisition, and resulted in a reduction of the benefit from income taxes by $8.8 million. Also in 2012, the tax rate was adversely affected by $4.0 million as the result of nondeductible transaction costs associated with the Veolia ES Solid Waste Acquisition.

2011:

In 2011 we incurred $3.5 million of tax expense despite having $18.5 million of pre-tax losses from continuing operations. This was due to a $4.8 million increase in recorded valuation allowance against certain federal and state NOLs and net deferred tax assets. We believe that it is more likely than not that the full benefit of these NOLs and net deferred tax assets will not be realized. Additionally, differences in pre-tax losses from continuing operations for financial reporting purposes and for tax purposes resulted in additional tax expense from continuing operations of $2.5 million.

Discontinued Operations

Our (benefit) provision for income taxes from discontinued operations was ($7.1 million), ($4.6 million), and ($0.4 million), for the years ended December 31, 2013, 2012, and 2011, respectively. Our effective income tax rate was 23.67%, 4.88%, and (200.00%) for 2013, 2012, and 2011 respectively. Similar to income taxes from continued operations, our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate:

2013:

Our effective income tax rate for 2013 was lower than the enacted statutory rate due to an increase in the valuation allowance of $2.7 related to the loss on asset disposals for which the Company will not receive a tax benefit.

2012:

Our effective income tax rate for 2012 was lower than the enacted statutory rate due to an increase in the valuation allowance against certain federal and state NOLs, capital loss carryovers, and net deferred tax assets.

We believe that it is more likely than not that the full benefit of these NOLs, capital loss carryovers, and net deferred tax assets will not be realized. Additionally, impairment charges were recorded against Goodwill for which where was no tax basis. This resulted in the recognition of additional tax expense of $9.6 million.

2011:

In 2011 we recorded $0.4 million of tax benefit against $0.2 million of pre-tax losses from discontinued operations. This was due to the favorable impact of the differences in pre-tax losses from discontinued operations for financial reporting purposes and for tax purposes, which resulted in additional tax benefit from discontinued operations of $2.5 million. Additionally, the favorable impact of state taxes resulted in $0.8 million of additional tax benefit. These benefits were partially offset due to the $2.8 million increase in recorded valuation allowance against certain federal and state NOLs and net deferred tax assets which were associated with the assets classified as discontinued operations.

State Audits

During 2013, we settled tax audits with the states of Florida and Mississippi. The settlement of these audits resulted in $0.1 million of additional income tax expense for 2013.

For additional discussion and detail regarding our income taxes, see Note 18, Income Taxes, to our consolidated financial statements.

Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0, $1.4, $0.2 for the years ended December 31, 2013, 2012 and 2011, respectively. The noncontrolling interest was reacquired in third quarter of fiscal 2013 in connection with the sale of certain assets in the New York and New Jersey marketplace.

Reportable Segments

Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, is shown in the following tables (in millions):

	Services Revenue	Operating (Loss) Income	Depreciation and Amortization
For the Year Ended December 31,

2013
South	$475.4	$66.4	$79.0
East	331.1	7.7	78.7
Midwest	512.6	39.6	112.6
Corporate	—	(91.6)	8.6

	$1,319.1	$22.1	$278.9

For the Year Ended December 31,

2012
South	$336.9	$53.3	$51.6
East	146.2	(42.3)	33.7
Midwest	54.8	2.8	12.7
Corporate	—	(74.6)	6.5

	$537.9	$(60.8)	$104.5

For the Year Ended December 31,

2011
South	$316.8	$34.9	$46.2
East	110.6	(7.1)	24.4
Midwest	—	—	—
Corporate	—	(17.9)	5.9

	$427.4	$9.9	$76.5

Comparison of Reportable Segments—Fiscal Year Ended December 31, 2013 compared to 2012

South Segment

Revenue for 2013 increased $138.5, or 41.1% from 2012. The segment’s revenue increase was driven by the acquisition of Veolia, which accounted for $138.1 of the increase.

Operating income from our South Region increased by $13.1 or 24.6% from 2012. The increase in operating income was driven by the acquisition of Veolia, which accounted for $14.5 offset by a contract loss in the ordinary course of business and an impairment charge of $0.6 related to tradenames from a prior acquisition that is no longer utilized.

East Segment

Revenue for 2013 increased $184.9, or 126.5% from 2012. The segment’s revenue increase was driven by the acquisition of Veolia, which accounted for $179.4 of the increase. Other acquisitions completed during 2013 as well as the increases in the fuel fees and environmental fees contributed to the increase in revenue year over year.

Operating income from our East Region increased by $50.0 from 2012 to $7.7 in 2013. The operating loss in 2012 was driven by an impairment charge at one of our landfills, which contributed $43.7 to the loss in the prior year. The impairment charges did not recur in the current year. The acquisition of Veolia was the other main driver of the increase in operating income and contributed $14.5 year over year. Offsetting these increases in operating income, were additional bad charges in the current year.

Midwest Segment

Revenue for 2013 increased $457.8 or 835.4%, which is attributable to the acquisition of Veolia, as the entire segment is comprised of locations that were acquired as part of the November 2012 acquisition of Veolia.

Operating income for 2013 increased $36.8 or 1,314.3%, which is attributable to the acquisition of Veolia, as the entire segment is comprised of locations that were acquired as part of the November 2012 acquisition of Veolia.

Corporate Region

Operating loss increased by $17.0 to a loss of $91.6 in 2013 as a result of costs associated with the rebranding and integration efforts across the Company and the merger and restructuring of former Veolia and IWS businesses, as well as increased payroll expenses related to stock options plans for corporate employees.

Comparison of Reportable Segments—Fiscal Year Ended December 31, 2012 compared to 2011

South Segment

Revenue for 2012 increased by $20.1, or 6.3%, from 2011. The segment’s revenue increase was driven primarily by $17.4 related to the Veolia acquisition. Other factors contributing to the increase in revenue were the full-year impact of the acquisition of the brokerage business completed in mid-2011 which contributed incremental revenue of $10.5; offset by higher internalization of waste.

Operating income from our South Region increased by $18.4, or 52.7%, from 2011. The increase in operating income was driven by the $12.3 favorable effect from gain (loss) on disposition of assets, in 2012 compared to 2011 primarily as a result of prior year asset impairments of $14.1 related to the divestiture of certain businesses. Cost of operations negatively impacted operating income by 0.4% as transfer and disposal costs increased by 17.1% to $9.0 . The increase was driven by a $2.3 increase in transfer and disposal costs associated with the acquisition of Veolia. The remaining increase was driven by costs associated with the full-year impact of acquisitions. Further, there was a $5.4 increase in depreciation and amortization compared to 2011 of which $3.0 was attributable to the Veolia acquisition. The remaining difference was driven by higher landfill amortization resulting from higher volumes.

East Segment

Revenue for 2012 increased by $35.6, or 32.2%, from 2011. The segment’s revenue increase was driven primarily by $23.7 related to the Veolia acquisition. The remaining revenue increase was driven by other acquisition activity. The Company made various other acquisitions which contributed an additional $8.6 of revenue.

Operating loss from our East Region increased by $35.2, or 495.8%, from 2011. The largest driver of the increase was $43.7 impairment at one of the Region’s landfills. Cost of operations negatively impacted operating income due to higher labor and benefits, fuel, franchise fees and repair and maintenance costs. The increased costs of operations had a negative effect on operating margin of 1.9%. There was a $9.3 increase in depreciation and amortization of which $4.4 was due to the acquisition of Veolia. Partially offsetting the effect of the impairment and increased costs discussed above was the impact of selling, general and administrative costs favorably impacting operating margin by 1.5% as a result of the reorganization of operations and consolidation of related management and staff.

Midwest Segment

The Midwest Region is comprised entirely of locations that were acquired as part of the November 2012 acquisition of Veolia division.

Corporate Region

Operating loss increased by $56.7 to a loss of $74.6 in 2012 as a result of costs associated with the merger and restructuring of Veolia and IWS, as well as increased payroll expenses related to stock options plans for corporate employees.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility (defined below) will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At December 31, 2013, the Company had negative working capital which was driven by repayments on the revolving line of credit in the fourth quarter of 2013. In addition, the Company drew on its revolver to fund acquisitions that were completed in December 2013. The Company has more than adequate availability on its revolving line of credit to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations

The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances as of December 31, 2013 and 2012 (in millions):

	December 31,
	2013	2012
Cash and cash equivalents	$12.0	$18.8

Total restricted funds	$2.4	$9.1

Debt:
Current portion	29.1	19.2
Long-term portion	2,302.8	2,310.5

Total debt	$2,331.9	$2,329.7

Cash on hand decreased primarily as a result of debt payments made at year-end. Restricted cash decreased from 2013 to 2012 by $6.7 as a result of placing a surety bond in lieu of the restricted funds as collateral support for closure and post closure financial support. Debt, net increased due to capital leases for machinery and equipment of $16.5 and $8.0 outstanding on the revolver at year-end offset by payments on debt.

Summary of Cash Flow Activity

The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$180.3	$55.2	$86.8
Net cash used in investing activities	(154.8)	(1,980.5)	(133.7)
Net cash (used in) provided by financing activities	(32.3)	1,937.2	40.7

Cash Flows Provided by Operating Activities

In 2013, we generated $180.3 of cash flows from operating activities compared to $55.2 in 2012, representing an increase of $125.1. The increase in cash flows is primarily a result of a full year of operations of the Veolia business. In 2012, we generated $55.2 of cash flows from operating activities compared to $86.8 in 2011, representing a decrease of $31.6 which was driven by payment of restructuring costs of approximately $4.8 in the East and Midwest Region related to severance and lease termination costs, as well payments of $12.4 to terminate certain outstanding interest rate swaps and enter into interest rate caps. Also contributing to the decrease were costs incurred related to due diligence associated with the acquisition of Veolia in 2012.

Cash Flows Used in Investing Activities

We used $154.8 of cash in 2013 for investing activities, of which $158.1 was utilized to acquire property and equipment and for construction and development; $29.8 was utilized to acquire new businesses and $20.6 was for paid to settle the net working capital and net company debt adjustment related to the prior year acquisition of Veolia. Further, we divested certain businesses and received $50.2 in cash related to those divestitures, of which $45.2 was received upon sale and $5 was received through the maturity of a debt security.

We used $1,980.5 of cash in investing activities in 2012, of which $1,895.4 was for acquisitions of businesses and $86.4 was for acquisition of property and equipment. In 2011, we used cash of $108.7 to acquire businesses and $72.6 to acquire property and equipment. We received cash of $48.0 related to divestitures of operations.

Cash Flows Used in Financing Activities

Cash flows used in financing activities in 2013 were $32.3, as compared to an inflow from financing activities of $1.94 billion in 2012. In 2013, we incurred approximately $22.9 in costs paid to our lenders in connection with refinancing our Term Loan B Facility and payments of other costs associated with the original Term B Loan Facility (defined below).

We made payments on our revolver and long-term debt obligations in the amount of $196.8 during 2013 and borrowed approximately $184.0 on the revolver. Borrowings on the revolver were utilized to fund acquisition of businesses and for interest payments on debt.

Cash flows provided by financing activities in 2012 were $1.94 billion as compared to $40.7 in 2011, mainly related to debt incurred to finance the acquisition of Veolia.

Senior Secured Credit Facilities

In November 2012, the Company entered into (i) a $1.8 billion term loan B facility (the “Term Loan B Facility”) and (ii) a $300 revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected a re-pricing transaction in February 2013 that reduced the applicable margin by 100 basis points. The Company paid down $18.0 during the year ended December 31, 2013 related to the term loan. See Note 13, Debt, to our consolidated financial statements for the for additional details regarding our Senior Secured Credit Facilities.

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2013 and December 31, 2012, we had $8.0 and $0 in borrowings outstanding under our $300 revolving credit facility.

The agreement governing our credit facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the revolving credit facility that is applicable when there are outstanding loans or letters of credit under the revolving credit facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2013, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.

The Company is subject to the following total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio

March 31, 2013 through December 30, 2013	8.50:1.00

December 31, 2013 through December 30, 2014	8.00:1.00

December 31, 2014 through December 30, 2015	7.50:1.00

December 31, 2015 through December 30, 2016	7.00:1.00

December 31, 2016 and thereafter	6.50:1.00

The actual total leverage ratio at December 31, 2013 and 2012 was 6.26:1.00 and 5.90:1.00, respectively.

8 1/4% Senior Notes due 2020

On October 9, 2012, the Company issued $550 aggregate principal amount of 8 1⁄4% Senior Notes due 2020 pursuant to the Indenture between the Company and Wells Fargo Bank, National Association, as trustee. In December 2013, we changed all of the outstanding notes for registered notes with identical terms. As of December 31, 2013, we were in compliance with the covenants under the Indenture. See Note 13, Debt, to our consolidated financial statements for additional details regarding the unregistered notes.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet debt or similar obligations, other than financial assurance instrum\ts and operating leases, which are not classified as debt. We do not guarantee any third-party debt.

Seasonality

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions or extended periods of inclement weather slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher third party disposal costs and leachate disposal treatments costs at our landfills, which are calculated on a per ton basis.

Liquidity Impacts of Income Tax Items

Bonus Depreciation—The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 can be depreciated immediately. Due to existing net operating loss carryovers, management will not elect bonus depreciation for tax year 2013.

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

Contractual Commitments

We have various contractual obligations in the normal course of our operations and financing activities. The following table summarizes our contractual cash obligations as of December 31, 2013 (in millions):

	Operating Leases	Final Capping, Closure and Post-Closure (a)	Debt Payments (b)	Unconditional Purchase Commitments (c)	Total
2014	$5.4	$28.7	$29.1	$4.0	$67.2
2015	5.3	22.3	20.5	3.7	51.8
2016	4.6	31.9	20.2	3.6	60.3
2017	3.6	7.8	20.2	3.6	35.2
2018	3.2	28.2	19.4	3.6	54.4
Thereafter	22.3	188.6	2,251.2	38.4	2,500.5

Total	$44.4	$307.5	$2,360.6	$56.9	$2,769.4

(a)	The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2013.
(b)	Debt payments include both principal and interest payments on debt and capital lease obligations. Interest on variable rate debt was calculated at 4.25%, which is the LIBOR floor plus applicable spread in effect as of December 31, 2013.
(c)	Unconditional purchase commitments consist primarily of disposal related agreements that include fixed or minimum royalty payments and host agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 1.25% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $17.8 change in interest expense.

We use interest rate caps to manage a portion of our debt obligations at a fixed interest rate, which are currently treated as effective hedges for accounting purposes.

Fuel Price Risk

Fuel costs represent a significant operating expense. When economically practical, we may enter into new or renew contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel fee that is designed to recover a portion of our direct and indirect increases in our fuel costs. While we charge fuel fees to many of our customers, we are unable to charge fuel fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel fee) and (3) a decrease in our operating margin percentage, because the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.

At our current consumption levels, a one-cent per gallon change in the price of diesel fuel changes our direct fuel costs by approximately $0.3 on an annual basis, which would be partially offset by a smaller change in the fuel fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could have a material effect on our revenue, cost of operations and operating margin.

Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to (1)fuel fees charged by our vendors, and (2) other pricing from our vendors due to their increases in indirect fuel costs.

Commodities Prices

We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change revenue and operating income by approximately $5.4 and $4.3, respectively, on an annual basis.

Inflation and Prevailing Economic Conditions

To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts allow us to recover certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. Competitive factors may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation. Our business is located mainly in the Southern, Midwestern and Eastern United States.

Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in these geographic regions and other factors affecting the regions, such as state regulations and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

Critical Accounting Policies and Estimates

General

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations. For a discussion of these and other accounting policies, see the notes to the Consolidated Financial Statements included elsewhere in this prospectus.

We have noted examples of the residual accounting and business risks inherent in the accounting for these areas. Residual accounting and business risks are defined as the inherent risks that we face after the application of our policies and processes that are generally outside of our control or ability to forecast.

Revenue Recognition

Revenues are generally recognized as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer or as services are rendered to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues are reported net of state landfill taxes. No single customer individually accounted for more than 5% of our consolidated revenue for the year ending December 31, 2013.

Landfill Accounting

Costs Basis of Landfill Assets—Landfills are typically developed in a series of cells, each of which is constructed, filled and capped in sequence over the operating life of the landfill. When the final cell is filled and the operating life of the landfill is completed, the cell must be capped and then closed and post-closure care and monitoring activities begin. Capitalized landfill costs include expenditures for land (which includes the land of the landfill footprint and landfill buffer property and setbacks) and related airspace associated with the permitting, development and construction of new landfills, expansions at existing landfills, landfill gas systems and landfill cell development. Landfill permitting, development and construction costs represent direct costs related to these activities, including land acquisition, engineering, legal and construction. These costs are deferred until all permits are obtained and operations have commenced at which point they are capitalized and amortized. If necessary permits are not obtained, costs are charged to operations. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities.

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

Closure and post-closure—These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for 30 years after final site closure for landfills. Landfill costs related to closure and post-closure are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing closing and post-closure activities.

The Company updates annually its estimates for these obligations considering the respective State regulatory requirements, input from our internal engineers, operations, and accounting personnel and external consulting engineers. The closure and post-closure requirements are established under the standards of the EPA’s Subtitle D regulations as implemented and applied on a state-by-state basis. These estimates involve projections of costs that will be incurred as portions of the landfill are closed and during the post-closure monitoring period.

Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by the 20-year average change in the historical Consumer Price Index (consistent historical rate which agrees to historical CPI per government website of 2.50% from 1991 to 2012) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2013 is between 6.9% and 10.5%.

The Company records the estimated fair value of the final capping, closure and post-closure liabilities for its landfills based on the capacity consumed in the current period. The fair value of the final capping obligations is developed based on the Company’s estimates of the airspace consumed to date for each final capping event and the expected timing of each final capping event. The fair value of closure and post-closure obligations is developed based on the Company’s estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. The Company assesses the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

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

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded in operating expenses in the consolidated statements of operations.

Amortization of Landfill Assets—The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized and projected landfill final capping, closure and post-closure costs;

(iii) projections of future acquisition and development costs required to develop the landfill site to its remaining permitted and expansion capacity; and (iv) land underlying both the footprint of the landfill and the surrounding required setbacks and buffer land.

Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through operating or lease arrangements, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

Landfill site costs are depleted to zero upon final closure of a landfill. The Company develops our estimates of the obligations using input from our operations personnel, engineers and accountants and the obligations are based upon interpretation of current requirements and proposed regulatory changes and intended to approximate fair value. The estimate of fair value is based upon present value techniques using historical experience and, where available, quoted or actual market prices paid for similar work.

The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This estimation is performed by conducting periodic topographic surveys, using aerial survey techniques, of the Company’s landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company’s external consulting engineers, internal operating staff, and its management, financial and accounting staff.

Remaining airspace includes additional “deemed permitted” or unpermitted expansion airspace if the following criteria are met:

(1)	The Company must either own the property for the expansion or have a legal right to use or obtain property to be included in the expansion plan;

(2)	Conceptual design of the expansion must have been completed;

(3)	Personnel are actively working to obtain land use and local and state approvals for an expansion of an existing landfill and the application for expansion must reasonably be expected to be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

(4)	There are no known significant technical, community, business, or political restrictions or similar issues that would likely impair the success of the expansion;

(5)	Financial analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact.

Senior management must have reviewed and approved all of the above. Of our 42 active landfills, nine include deemed permitted airspace at December 31, 2013.

Upon successful meeting of the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates.

Once expansion airspace meets these criteria for inclusion in the Company’s calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity, and the rates used at the landfill to amortize costs to acquire, construct, close and monitor the site during the post-closure period are adjusted prospectively. In addition, any amounts related to the probable expansion are charged to expense in the period in which it is determined that the criteria are no longer met.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including: current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

It is possible that the Company’s estimates or assumptions could ultimately be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for the year ended December 31, 2013. At December 31, 2012, one of our landfill sites was deemed to be impaired due to permitting issues and we recorded an impairment charge of approximately $43.7 for the year ended December 31, 2012 in the East region. We performed tests of recoverability for this landfill and the carrying value exceeded the undiscounted cash flows.

Self-Insurance Reserves and Related Costs

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, vehicle liability and workers’ compensation coverage at the $0.5, $1.0 and $0.75, respectively as of December 31, 2013.

Accruals for self-insurance reserves are based on claims filed and estimate of claims incurred but not reported and are recorded gross of expected recoveries. The accruals for these liabilities could be revised if future occurrences of loss development differ significant from our assumptions.

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

Goodwill

Goodwill is the excess of the Company’s purchase price over the fair value of the net identifiable assets of acquired businesses. The Company does not amortize goodwill. Goodwill is subject to at least an annual assessment for impairment by evaluating quantitative factors.

The Company performs a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at a reporting unit. The reporting units are equivalent to the Company’s segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. The Company compares the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.

The Company performs its annual assessment as of December 31 of each year. The impairment test indicated the fair value of each reporting unit exceeded the carrying value. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations. The Company recorded no goodwill impairment charges for the years ended December 31, 2013, 2012 and 2011, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ADS Waste Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ADS Waste Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADS Waste Holdings, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Independent certified public accountants

Jacksonville, FL

March 21, 2014

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

ADS Waste Holdings, Inc.:

In our opinion, the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, present fairly, in all material respects, the results of operations and cash flows of ADS Waste Holdings, Inc. and its subsidiaries for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida

April 30, 2013, except for Note 4, as to which the date is March 21, 2014

ADS Waste Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

(In millions of dollars, except shares)

	2013	2012
Assets
Current assets
Cash and cash equivalents	$12.0	$18.8
Accounts receivable, net of allowance for doubtful accounts of $8.4 and $4.0, respectively	193.1	196.4
Prepaid expenses and other current assets	35.2	32.2
Deferred income taxes	7.2	2.1
Assets of businesses held for sale	3.1	90.8

Total current assets	250.6	340.3
Restricted cash	2.4	9.1
Other assets, net	121.2	97.7
Property and equipment, net	1,667.4	1,750.6
Goodwill	1,166.4	1,138.1
Other intangible assets, net	418.8	449.5

Total assets	$3,626.8	$3,785.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$83.5	$70.6
Accrued expenses	117.8	114.2
Deferred revenue	60.3	56.2
Current maturities of landfill retirement obligations	28.7	20.1
Current maturities of long-term debt	29.1	19.2
Liabilities of businesses held for sale	1.7	25.5

Total current liabilities	321.1	305.8
Other long-term liabilities, less current maturities	48.2	41.2
Long-term debt, less current maturities	2,302.8	2,310.5
Accrued landfill retirement obligations, less current maturities	155.6	165.2
Deferred income taxes	247.6	300.1

Total liabilities	3,075.3	3,122.8

Commitments and contingencies
Stockholders’ equity
Common stock: $.01 par value, 1,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,109.5	1,104.9
Accumulated other comprehensive income (loss)	2.5	(2.2)
Accumulated deficit	(560.5)	(442.7)
Noncontrolling interests	—	2.5

Total stockholders’ equity	551.5	662.5

Total liabilities and stockholders’ equity	$3,626.8	$3,785.3

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(In millions of dollars)

	Year Ended December 31,
	2013	2012	2011

Service revenues	$1,319.1	$537.9	$427.4

Operating costs and expenses
Operating expenses	825.9	333.2	261.8
Selling, general and administrative	177.8	104.5	61.6
Depreciation and amortization	278.9	104.1	76.5
Acquisition and development costs	1.2	1.2	3.5
Loss on disposal of assets	2.6	2.1	14.1
Asset impairment, including goodwill	0.6	43.7	—
Restructuring charges	10.0	9.9	—

Total operating costs and expenses	1,297.0	598.7	417.5

Operating income (loss)	22.1	(60.8)	9.9

Other income (expense)
Interest expense	(163.1)	(49.4)	(24.5)
Interest income	0.2	0.1	0.1
Debt conversion costs and early extinguishment of debt	—	(9.4)	(4.8)
Other, net	0.1	1.2	0.4

Total other expense	(162.8)	(57.5)	(28.8)

Loss from continuing operations before income taxes	(140.7)	(118.3)	(18.9)
Income tax (benefit) provision	(45.4)	(13.5)	3.5

Loss from continuing operations	(95.3)	(104.8)	(22.4)

Discontinued operations
Loss from discontinued operations before income tax	(29.6)	(93.8)	(0.2)
Income tax benefit	(7.1)	(4.6)	(0.4)

Discontinued operations, net	(22.5)	(89.2)	0.2

Net loss	(117.8)	(194.0)	(22.2)
Less: Net loss attributable to noncontrolling interests	—	(1.4)	(0.2)

Net loss attributable to ADS Waste Holdings, Inc.	$(117.8)	$(192.6)	$(22.0)

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In millions of dollars)

	Year Ended December 31,
	2013	2012	2011

Net loss	$(117.8)	$(194.0)	$(22.2)

Other comprehensive income (loss), net of tax Market value adjustments for hedges	4.7	1.0	(0.3)

Other comprehensive income (loss)	4.7	1.0	(0.3)
Less: Net loss attributable to noncontrolling interest	—	(1.4)	(0.2)

Comprehensive loss attributable to ADS Waste Holdings, Inc.	$(113.1)	$(191.6)	$(22.3)

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In millions of dollars, except shares)

	Common Stock		Additional Paid-In	Officer Promissory	Accumulated	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Notes	Deficit	(Loss)	Interests	Equity

Balance at December 31, 2010	1,000	$—	$821.5	$(29.6)	$(173.4)	$(2.9)	$4.1	$619.7
Net loss	—	—	—	—	(22.0)	—	(0.2)	(22.2)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	(0.3)	—	(0.3)
Capital contribution	—	—	80.8	—	—	—	—	80.8
Star Atlatnic liability	—	—	—	—	—	—	—	—
Interest receivable	—	—	—	(0.8)	—	—	—	(0.8)
Stock-based compensation expense	—	—	1.1	—	—	—	—	1.1
Series A stock issuance	—	—	43.0	—	—	—	—	43.0

Balance at December 31, 2011	1,000	—	946.4	(30.4)	(195.4)	(3.2)	3.9	721.3
Net loss	—	—	—	—	(192.6)	—	(1.4)	(194.0)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	1.0	—	1.0
Capital contribution and proceeds from issuance of shares	—	—	157.2	—	—	—	—	157.2
Issuance of note receivable	—	—	—	—	—	—	—	—
Interest receivable	—	—	—	(0.8)	—	—	—	(0.8)
Dividend distribution	—	—	—	31.2	(54.7)	—	—	(23.5)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3

Balance at December 31, 2012	1,000	—	1,104.9	—	(442.7)	(2.2)	2.5	662.5
Net loss	—	—	—	—	(117.8)	—	—	(117.8)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	4.7	—	4.7
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2.5)	(2.5)
Stock-based compensation expense	—	—	4.6	—	—	—	—	4.6

Balance at December 31, 2013	1,000	$—	$1,109.5	$—	$(560.5)	$2.5	$—	$551.5

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In millions of dollars)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(117.8)	$(194.0)	$(22.2)
Less: Net loss attributable to noncontrolling interest	—	(1.4)	(0.2)

Net loss attributable to company	(117.8)	(192.6)	(22.0)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	284.8	126.2	92.4
Amortization of option/interest rate cap premium	1.3	—	0.1
Amortization of terminated derivative contracts	6.0	1.0	—
Interest accretion loss contracts, other debt and long-term liabilities	2.7	1.2	1.5
Amortization of debt issuance costs	12.6	5.0	2.7
Accretion of original issue discount	5.0	1.1	—
Accretion on landfill retirement obligations	15.0	8.1	8.2
Provision for doubtful accounts	7.7	2.8	2.1
Loss on sale of property and equipment	2.6	2.1	2.0
Loss on disposition of business	—	—	11.9
Debt extinguishment loss	—	9.4	4.8
Stock based compensation	4.6	1.3	1.1
Deferred tax (benefit) provision	(57.0)	(18.5)	2.0
Earnings in equity investee	(0.3)	(0.2)	—
Asset impairment	25.5	124.9	—
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(5.1)	(37.6)	(9.1)
(Increase) decrease in prepaid expenses and other current assets	(2.2)	0.1	(1.9)
(Increase) decrease in parts and supplies	(0.6)	0.2	(0.7)
Increase in other assets	(1.1)	(7.6)	(2.3)
Increase (decrease) in accounts payable	5.7	10.5	(2.0)
Decrease (increase) in accrued expenses	(0.3)	17.3	(4.3)
Increase in unearned revenue	4.6	25.8	3.6
Decrease in other long-term liabilities	(1.4)	(5.2)	—
Capping, closure and post-closure expenditures	(12.0)	(6.2)	(3.1)
Payment for interest rate caps	—	(5.0)	—
Payment to extinguish interest rate swaps	—	(7.5)	—

Net cash provided by operating activities	180.3	55.2	86.8

Cash flows from investing activities
Purchases of property and equipment and construction and development	(158.1)	(86.4)	(72.6)
Proceeds from sale of property and equipment	3.4	1.5	1.8
Proceeds from maturity of securities	5.0	—	—
Purchase of intangibles	—	(0.4)	(1.4)
Issuance of notes receivable	—	—	(0.8)
Repayments of notes receivable	0.1	0.2	—
Acquisition of businesses, net of cash acquired	(50.4)	(1,895.4)	(108.7)
Proceeds from disposition of businesses	45.2	—	48.0

Net cash used in investing activities	(154.8)	(1,980.5)	(133.7)

Cash flows from financing activities
Proceeds from borrowings on long-term debt	184.0	2,395.3	175.8
Repayment on long-term debt	(196.8)	(518.6)	(250.3)
Payment of other long-term liabilities	—	—	(1.3)
Deferred financing charges	(22.9)	(73.0)	(6.4)
Bank overdraft	(3.3)	0.6	(0.9)
Proceeds from issuance of shares and capital contributions	—	157.4	124.1
Distributions of retained earnings	—	(23.5)	—
Other financing activities	6.7	(1.0)	(0.3)

Net cash (used in) provided by financing activities	(32.3)	1,937.2	40.7

Net (decrease) increase in cash and cash equivalents	(6.8)	11.9	(6.2)
Cash and cash equivalents, beginning of year	18.8	6.9	13.1

Cash and cash equivalents, end of year	$12.0	$18.8	$6.9

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

1.	Business Operations

Business Operations

ADS Waste Holdings, Inc. (the “Company” or “ADS Waste”) together with its consolidated subsidiaries, as a combined consolidated entity, is a regional environmental services company providing nonhazardous solid waste collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas.

The Company currently manages and evaluates our principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal (in both solid waste and non-hazardous waste landfills), recycling services and billing services. Additional information related to our segments can be found in Note 22.

The Company is a Delaware corporation that was formed to be the parent company for purposes of reorganizing several holding companies that is ultimately controlled by Star Atlantic Waste Holdings II, L.P. On September 19, 2012, in a series of transactions (the “Reorganization”), Star Atlantic Waste Holdings II, L.P., which is indirectly majority owned by funds sponsored and managed by Highstar Capital, L.P., contributed to Advanced Disposal Waste Holdings Corp. (parent company of ADS Waste Holdings, Inc.) (i) all of the stock of HWStar Holdings Corp., the parent company of Highstar Waste Holding Corp. and Subsidiaries, doing business as Interstate Waste Services (“IWS”) and (ii) its rights under a Share Purchase Agreement, dated as of July 18, 2012, to purchase all of the stock of Veolia ES Solid Waste, Inc. from Veolia Environnment. Advanced Disposal Waste Holdings Corp. contributed to ADS Waste all of the stock of ADStar Waste Holdings Corp. and of HWStar Holdings Corp., as well as the rights under the aforementioned Share Purchase Agreement to purchase the stock of Veolia ES Solid Waste, Inc. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).

The Company is the parent holding company of the historical businesses of ADStar Waste Holdings Corp. and HW Star Holdings Corp., which through their ownership include the operating businesses of ADS and IWS, and has combined the results of these businesses. The historical financial information is derived from the historical consolidated financial statements of ADStar Waste Holdings Corp and the consolidated financial statements of HW Star Holdings Corp. The Reorganization was accounted for as a transaction between entities under common control as we have been and continue to be under common control of Highstar Capital, L.P. since 2006. The financial statements have been consolidated subsequent to the Reorganization date as described above.

On November 20, 2012, ADS Waste purchased Veolia ES Solid Waste, Inc. from Veolia Environnment S.A. for $1,900 and changed the name to MWStar Holdings Corp (“Veolia ES Solid Waste division”). The consolidated company does business as ADS Waste Holdings, Inc.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc., Advanced Disposal Services East, Inc. and Veolia ES Solid Waste division and their respective subsidiaries.

As required by accounting principles generally accepted in the United States of America for common control transactions, all assets and liabilities transferred to us as part of the Reorganization were recorded in the financial statements at carryover basis. For periods prior to the Reorganization, the combined

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

consolidated financial statements and related notes reflect the Reorganization as if it had occurred in 2006, the date that ADStar Waste Holdings, Corp came under common control of Highstar Capital, L.P.

For periods subsequent to the Reorganization, our consolidated financial statements include accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of intercompany accounts and transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The acquisition of the Veolia ES Solid Waste Division was accounted for as a purchase transaction and recorded at fair market value in accordance with current accounting guidance.

Noncontrolling Interests

In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for noncontrolling interests in subsidiaries and for the de-consolidation of a subsidiary. The guidance also established that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company owned 99.277% of HW Star Holdings Corp. as of December 31, 2012 and purchased the remaining interest in August 2013. As such, the Company has consolidated the results of the operations.

Use of Estimates

In preparing our financial statements that conform with accounting principles generally accepted in the United States of America, management uses estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more critical and subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, stock compensation, accounting for goodwill and intangible asset impairments, deferred taxes, uncertain tax positions, self-insurance reserves, and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in these Notes to the Consolidated Financial Statements. Our actual results may differ significantly from our estimates.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Restricted Cash

Restricted cash consists of amounts held for landfill closure and post-closure financial assurance. The balances will fluctuate based on changes in statutory requirements, future deposits made to comply with contractual arrangements, ongoing use of funds for qualifying events or the acquisitions or divestitures of landfills.

Parts and Supplies Inventory

Parts and supplies consist primarily of spare parts, fuel, tires, lubricants and processed recycled materials. Parts and supplies are stated at the lower of cost or market value utilizing an average cost method and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Revenue Recognition

The Company recognizes revenues as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer,

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

or as services are rendered to customers. Certain customers are billed and pay in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues are reported net of applicable state landfill taxes. No customer represented more than 5% of revenues for the years ended December 31, 2013, 2012 or 2011.

Trade Receivables

The Company records trade receivables when billed or when services are performed, as they represent claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate losses for uncollectible accounts based on an evaluation of the aged accounts receivable and the likelihood of collection of the receivable based on historical collection data and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances.

Insurance Reserves

The Company uses a combination of insurance with high deductibles and self-insurance for various risks including workers compensation, vehicle liability, general liability and employee group health claims. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is estimated by factoring in pending claims and historical trends data and other actuarial assumptions. In estimating our claims liability, we analyze our historical trends, including loss development and apply appropriate loss development factors to the incurred costs associated with the claims. The discounted estimated liability associated with settling unpaid claims is included in accrued expenses and other long-term liabilities in the consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and derivative instruments. The Company maintains cash and cash equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company has not experienced any losses in such accounts.

The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base and its ability to discontinue service, to the extent allowable, to non-paying customers. No single customer represented greater than 5% of total accounts receivable at December 31, 2013 and 2012, respectively.

Asset Impairments

The Company monitors the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. Typical indicators that an asset may be impaired include (i) a significant adverse change in legal factors in the business climate, (ii) an adverse action or assessment by a regulator, and (iii) a significant adverse change in the extent or manner in which a long-lived asset is being utilized or in its physical condition. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the asset group for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) third-party valuations; and/or (iii) information available regarding the current market for similar assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value exceeds the fair value of the asset.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and improvements are capitalized and maintenance activities are expensed as incurred. When property and equipment are retired, sold, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Depreciation expense is calculated using the straight-line method over the estimated useful lives or the lease term, whichever is shorter. Estimated useful lives are as follows:

Years

Vehicles	5–10
Machinery and equipment	3–10
Containers	5–15
Furniture and fixtures	5–7
Building and improvements	5–39

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as landfills and transfer stations. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2013 are disclosed in Note 14.

Assets under capital leases are capitalized using interest rates determined at the inception of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation.

From an operating perspective, landfills that are leased are similar to landfills we own because generally we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. As a result, our landfill leases are generally capital leases. For landfill capital leases that provide for minimum contractual rental obligations, we record the present value of the minimum

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

obligation as part of the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill. The one leased landfill was sold in fiscal 2013 (Note 4).

Landfill Accounting

Costs Basis of Landfill Assets — Landfills are typically developed in a series of cells, each of which is constructed, filled and capped in sequence over the operating life of the landfill. When the final cell is filled and the operating life of the landfill is completed, the cell must be capped and then closed and post-closure care and monitoring activities begin. Capitalized landfill costs include expenditures for land (which includes the land of the landfill footprint and landfill buffer property and setbacks) and related airspace associated with the permitting, development and construction of new landfills, expansions at existing landfills, landfill gas systems and landfill cell development. Landfill permitting, development and construction costs represent direct costs related to these activities, including land acquisition, engineering, legal and construction. These costs are deferred until all permits are obtained and operations have commenced at which point they are capitalized and amortized. If necessary permits are not obtained, costs are charged to operations. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities.

Final Capping, Closure and Post-Closure Costs — The following is a description of our asset retirement activities and related accounting:

Final Capping — Includes installing flexible membrane and geosynthetic clay liners, drainage and compact soil layers, and topsoil, and is constructed over an area of the landfill where total airspace capacity has been consumed and waste disposal operations have ceased. These final capping activities occur in phases as needed throughout the operating life of a landfill as specific areas are filled to capacity and the final elevation for that specific area is reached in accordance with the provisions of the operating permit. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. Each final capping event is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with each final capping event.

Closure and post-closure — These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for 30 years after final site closure for landfills. Landfill costs related to closure and post-closure are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing the closure and post-closure activities.

The Company updates annually its estimates for these obligations considering the respective State regulatory requirements, input from our internal engineers, operations, and accounting personnel and external consulting engineers. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency’s Subtitle D regulations as implemented and applied on a state-by-state basis. These estimates involve projections of costs that will be incurred as portions of the landfill are closed and during the post-closure monitoring period.

Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by the 20-year average change in the historical

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Consumer Price Index (consistent historical rate which agrees to historical CPI per government website of 2.50% from 1991 to 2012) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2013 is between 6.9% and 10.5%.

The Company records the estimated fair value of the final capping, closure and post-closure liabilities for its landfills based on the capacity consumed in the current period. The fair value of the final capping obligations is developed based on the Company’s estimates of the airspace consumed to date for each final capping event and the expected timing of each final capping event. The fair value of closure and post-closure obligations is developed based on the Company’s estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. The Company assesses the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

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

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded in operating expenses in the consolidated statements of operations.

Amortization of Landfill Assets — The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized and projected landfill final capping, closure and post-closure costs; (iii) projections of future acquisition and development costs required to develop the landfill site to its remaining permitted and expansion capacity; and (iv) land underlying both the footprint of the landfill and the surrounding required setbacks and buffer land.

Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through operating or lease arrangements, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Landfill site costs are depleted to zero upon final closure of a landfill. The Company develops our estimates of the obligations using input from our operations personnel, engineers and accountants and the obligations are based upon interpretation of current requirements and proposed regulatory changes and intended to approximate fair value. The estimate of fair value is based upon present value techniques using historical experience and, where available, quoted or actual market prices paid for similar work.

The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This estimation is performed by conducting periodic topographic surveys, using aerial survey techniques, of the Company’s landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by the Company’s external consulting engineers, internal operating staff, and its management, financial and accounting staff.

Remaining airspace will include additional “deemed permitted” or unpermitted expansion airspace if the following criteria are met:

(1)	The Company must either own the property for the expansion or have a legal right to use or obtain property to be included in the expansion plan;

(2)	Conceptual design of the expansion must have been completed;

(3)	Personnel are actively working to obtain land use and local and state approvals for an expansion of an existing landfill and the application for expansion must reasonably be expected to be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

(4)	There are no known significant technical, community, business, or political restrictions or similar issues that would likely impair the success of the expansion;

(5)	Financial analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact.

Senior management must have reviewed and approved all of the above. Of our 42 active landfills, nine include deemed permitted airspace at December 31, 2013.

Upon successful meeting of the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates.

Once expansion airspace meets these criteria for inclusion in the Company’s calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the deemed expansion airspace is removed from the landfill’s total available capacity, and the rates used at the landfill to amortize costs to acquire, construct, close and monitor the site during the post-closure period are adjusted prospectively. In addition, any amounts related to the probable expansion are charged to expense in the period in which it is determined that the criteria are no longer met.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including: current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

through precipitation or recirculation of landfill leachate and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

It is possible that the Company’s estimates or assumptions could ultimately be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that the Company previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.

The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for the year ended December 31, 2013. At December 31, 2012, one of our landfill sites was deemed to be impaired due to permitting issues and we recorded an impairment charge of approximately $43.7 for the year ended December 31, 2012 in the East region. We performed tests of recoverability for this landfill and the carrying value exceeded the undiscounted cash flows.

Capitalized Interest

The Company capitalizes interest on certain projects under development, including landfill construction projects. For the years ending December 31, 2013, 2012 and 2011, total interest cost was $163.7, $49.7 and $25.3, respectively, of which $0.6, $0.3 and $0.8 was capitalized.

Derivative Financial Instruments

The Company uses interest rate caps, swaps and call options to manage interest rate risk on its variable rate debt. The Company uses commodity derivatives to reduce the exposure of changes in diesel fuel and natural gas prices. The instruments qualifying for hedge accounting treatment have been designated as cash flow hedges for accounting purposes with changes in fair value, to the extent effective, recognized in

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

accumulated other comprehensive income within the equity section of the consolidated balance sheets. Amounts are reclassified into earnings when the forecasted transaction affects earnings for the commodity derivatives. Any ineffectiveness for those instruments that do not qualify for hedge accounting, the amount of ineffectiveness or change in market value, respectively is recognized into earnings immediately without offset. The fair values of the derivatives are included in other current or long-term assets or other current or long term liabilities as appropriate. The Company obtains current valuations of its interest rate, fuel and natural gas hedging instruments from over-the-counter market quotes to determine the fair value of the outstanding derivatives.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using either the straight-line method over the life of the related debt, which approximates the effective interest method or the effective interest method.

During fiscal 2013, the Company refinanced its Term B Loan and the transaction was accounted for as a modification of debt. The total amount of debt costs capitalized for the year ended December 31, 2013 was approximately $22.9 and there were no debt issuance costs written off for the year ended December 31, 2013. For the year ended December 31, 2012, the Company wrote-off approximately $9.4 of debt issuance costs related to the extinguishment of its revolving lines of credit and term loans, which was accomplished through an issuance of senior notes and refinancing of its revolving lines of credit and term loans in connection with the acquisition of Veolia ES Solid Waste division. For the year ended December 31, 2011, the Company wrote-off approximately $4.8 of debt issuance costs related to the extinguishment of outstanding Term Loan B, amendments to the credit facilities, refinancing of certain note obligations and revolving credit facilities. These transactions were accounted for as extinguishments and these charges are included in debt conversion costs and early extinguishment of debt in the consolidated statements of operations.

Debt issuance costs are amortized to interest expense during the year using the straight-line method or the effective interest method. For the years ended December 31, 2013, 2012 and 2011, the Company amortized $12.6, $5.0 and $2.7, respectively, of these costs to interest expense.

Acquisitions

The Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair values as of the date of acquisition. Any excess of purchase price over the fair value of the net assets acquired is recorded as goodwill.

In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. We have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations.

Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition-date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, we report provisional amounts for which the accounting is incomplete.

Acquisition-date fair value estimates are revised as necessary and accounted for as an adjustment to income from operations if, and when, additional information becomes available to further define and quantify assets acquired and liabilities assumed. All acquisition-related transaction costs have been expensed as incurred.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Goodwill

Goodwill is the excess of the Company’s purchase price over the fair value of the net identifiable assets of acquired businesses. The Company does not amortize goodwill. Goodwill is subject to at least an annual assessment for impairment by evaluating quantitative factors.

The Company performs a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at a reporting unit. The reporting units are equivalent to the Company’s segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. The Company compares the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.

The Company performs its annual assessment as of December 31 of each year. The impairment test indicated the fair value of each reporting unit exceeded the carrying value. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge in the future. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations. The Company recorded no goodwill impairment charges for the years ended December 31, 2013, 2012 and 2011, respectively.

Intangible Assets, Net

Intangible assets are stated at cost less accumulated amortization and consist of noncompete agreements, tradenames, customer contracts and customer lists and are amortized over their estimated useful lives. The carrying values of intangibles are periodically reviewed by management to determine if the facts and circumstances suggest that they may be impaired. If the carrying value exceeds estimated fair value, an impairment charge would be recognized in the amount of the excess. Fair value is typically estimated using an income approach for the respective asset, as described above. The Company recorded an impairment charge of $0.6 for the year ended December 31, 2013 related to discontinuance of a trade name. No such impairments have been identified for the years ended December 31, 2012 and 2011, respectively in connection with ongoing operations. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations.

Income Taxes

The Company is subject to income tax in the United States. Current tax obligations associated with the provision for income taxes are reflected in the accompanying consolidated balance sheets as a component of accrued expenses and the deferred tax obligations are reflected in deferred income tax asset or liability. Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred income taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

to reverse. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves for uncertain tax positions, when despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of tax expense in our consolidated statements of operations.

Contingencies

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. In general, we determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management develops its assessment based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we disclose the potential range of the loss, if estimable. (Note 20)

New Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) to require other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following the Consolidated Statement of Income. In December 2011, the FASB issued update ASC No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”) which requires deferral of only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, and the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. ASU No. 2011-12 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For non-public entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company adopted this statement without impact on our consolidated financial statements other than in the presentation of comprehensive loss.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, amending Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already required under ASC 350. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, for nonpublic entities’ financial statements which have not yet been made available for issuance. The Company adopted this statement without impact on our consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”) to require new disclosures about offsetting assets and liabilities to help enable users of financial statements evaluate certain significant

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

quantitative differences in balance sheets prepared under U.S. GAAP. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption did not have a material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with comprehensive income, which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements. We have presented the information required by this amendment in Note 24.

Reclassifications

When necessary, reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

3.	Acquisitions

For the year ended December 31, 2013, the Company completed the acquisitions of seventeen collection companies. Consideration transferred amounted to approximately $31.3 for these acquisitions during fiscal 2013, of which consideration in the form of a note payable was provided to the seller in the amount of $1.5. Transaction costs related to these acquisitions were not significant for the year ended December 31, 2013.

As discussed in Note 1 to the consolidated financial statements, effective November 20, 2012, ADS Waste acquired the stock of Veolia ES Solid Waste division from Veolia Environnment S.A. for a purchase price of approximately $1.9 billion subject to a working capital and net company debt adjustment which was completed within one year from date of purchase. In September 2013, the Company paid an additional $20.6 related to the working capital and net Company debt adjustment and in November 2013 completed the final opening balance sheet adjustments which were not significant. Approval of the transaction by the United States Department of Justice was granted pursuant to a consent decree issued in November 2012, provided the Company sell certain assets, including one landfill and two transfer stations in Central Georgia, three commercial waste collection routes in the Macon, Georgia area and three transfer stations in northern New Jersey and the assets are classified as held for sale in the consolidated financial statements at December 31, 2012. The sale of those assets was completed in fiscal 2013 (Note 4). Transaction costs incurred in connection with the acquisition were approximately $26.5.

Furthermore, the Company acquired the assets and assumed certain liabilities of five collection companies and one landfill during the year ended December 31, 2012. Consideration transferred amounted to approximately $28.7 for these acquisitions during fiscal 2012, of which consideration in the form of a note payable was provided to the seller in the amount of approximately $3.1.

The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table summarizes the estimated fair values of the assets acquired by year of acquisition:

	2013	2012

Cash	$—	$3.9
Current assets	0.5	116.4
Property and equipment	12.9	1,239.9
Other assets	—	16.1
Goodwill	4.3	863.8
Other intangible assets	13.8	251.4

Total assets acquired	31.5	2,491.5

Current liabilities	$0.2	$136.1
Accrued landfill retirement obligations less current	—	124.4
Other long-term liabilities	—	54.1
Deferred tax liability	—	244.6

Total liabilities assumed	0.2	559.2

Net assets acquired	$31.3	$1,932.3

The following table presents the allocation of the purchase price to other intangible assets:

	2013	2012

Customer lists and contracts	$12.8	$248.8
Tradenames	0.1	0.1
Noncompete	0.9	2.0
Market leases	—	0.5

	$13.8	$251.4

The amount of goodwill deductible for tax purposes was $132.6 and $168.3 at December 31, 2013 and 2012, respectively.

The weighted average remaining life of other intangible assets in years at December 31, 2013 is as follows:

Customer lists and contracts	15.0
Tradenames	0.5
Noncompete	5.0

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Of the above amounts for the year ended December 31, 2012, the fair value of the assets and liabilities acquired related to the Veolia ES Solid Waste division were as follows:

Cash	$4.0
Current assets	118.3
Property and equipment	1,211.8
Other assets	17.0
Goodwill	861.3
Intangible assets	246.7

Total assets acquired	$2,459.1

Current liabilities	135.4
Accrued closure liabilities	125.9
Other long-term liabilities	58.7
Deferred tax liability	243.3

Total liabilities assumed	563.3

Net assets acquired	$1,895.8

The amounts of revenue and earnings of Veolia ES Solid Waste included in the consolidated statements of operations from the acquisition date to December 31, 2012 are as follows:

Revenue	$93.0
Net loss	(8.8)

The following represents the pro forma consolidated statements of operations as if the acquisition of Veolia ES Solid Waste had been included in the consolidated results of the Company for the entire year ending December 31, 2012:

Revenue	$1,294.7
Earnings	(105.0)

The goodwill is attributable to synergies that are expected to arise as a result of the acquisition, as well as additional acquisitions of companies in the proximity of the geographic area of the Veolia ES Solid Waste footprint and the potential for growth opportunities. Goodwill was assigned to the Company’s operating segments as follows:

Midwest	73%
East	6%
South	21%

Goodwill and or intangible assets increased by $26.6, $0.1, and $0.1 primarily relating to working capital adjustments completed in the preceding year for the years ended December 31, 2013, 2012 and 2011, respectively.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

4.	Discontinued Operations

The Company completed the sale of certain assets and liabilities in Oxford, MA for approximately $3.7 in December 2013 and recorded a loss of $11.1 in connection with the sale, as the selling price was less than the carrying value. The loss on the sale in 2013 and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Company entered into a letter of intent in December 2013, to sell certain assets in Panama City, FL for approximately $2.0 and in connection with the planned divestiture recorded an impairment charge of $3.6 for the year ended December 31, 2013, as the fair value determined through the selling price was less than the carrying value. The sale was completed in January 2014 and the assets are classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2013 and the impairment charge in 2013 and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses. The Company completed the divestitures in 2013, as required for those businesses in Georgia and New Jersey and recorded no additional impairment charge upon sale for the year ended December 31, 2013. An impairment charge of $13.7 was recorded for the year ended December 31, 2012, as the fair value determined through the selling price was less than the carrying value. Those assets are classified as held for sale at December 31, 2012 in the consolidated balance sheet and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Company completed the sale of certain assets and liabilities in New York and New Jersey from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security. The Company also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. In connection with the divestiture, the Company recorded an impairment charge of approximately $7.6 and $26.7 for the years ended December 31, 2013 and 2012, respectively. Those assets are classified as held for sale in the accompanying consolidated balance sheet at December 31, 2012 and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Company terminated a long-term lease agreement for one of its landfills. An impairment charge of approximately $39.8 was recorded on long-lived landfill assets no longer being used for the year ended December 31, 2012. The Company has classified the results of operations of this landfill as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table summarizes the assets and liabilities of those businesses that are presented as held for sale in the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively.

	2013	2012
ASSETS
Accounts receivable, net	$0.7	$4.6
Prepaid expenses and other current assets	0.3	0.7
Property, plant and equipment, net	2.1	51.4
Other intangible assets, net	—	34.1

Total assets	$3.1	$90.8

LIABILITIES
Accounts payable	$1.0	$1.1
Deferred revenue	0.3	0.9
Current maturities of long-term debt	—	0.1
Accrued expenses	0.4	2.7
Long-term debt, less current maturities	—	2.7
Accrued landfill retirement obligations	—	6.2
Other long-term liabilities, less current maturities	—	1.1
Loss contract	—	10.4
Pension liability	—	0.3

Total liabilities	$1.7	$25.5

The following table summarizes the revenues and expenses of those businesses that are presented as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011

Service revenues	$104.3	$127.6	$130.4

Operating costs and expenses
Operating expenses	98.7	112.4	109.2
Selling, general and administrative	6.9	5.6	5.5
Depreciation and amortization	5.9	22.2	15.8

Gain on disposal of assets	—	(0.9)	(0.1)
Asset impairment	22.4	81.2	—

Total expenses	133.9	220.5	130.4

Other (expense) income
Interest expense	—	(0.9)	(0.2)

Total other (expense) income	—	(0.9)	(0.2)

Loss from discontinued operations before income tax	(29.6)	(93.8)	(0.2)
Tax benefit	7.1	4.6	0.4

(Loss) income from discontinued operations, net of taxes	$(22.5)	$(89.2)	$0.2

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

5.	Restricted Cash

Restricted cash consists of the following at December 31:

	2013	2012

Funds held for landfill closure and post-closure financial assurance	$2.4	$9.1

6.	Valuation Allowances

Allowance for doubtful accounts consists of the following at December 31:

	2013	2012	2011

Beginning balance	$4.0	$2.3	$4.0
Provision for doubtful accounts	7.7	3.9	2.1
Recovery of bad debts	1.7	0.5	0.4
Write-offs of bad debt	(5.4)	(2.6)	(3.8)
Other	0.4	(0.1)	(0.4)

	$8.4	$4.0	$2.3

The deferred tax asset valuation allowances at December 31 consist of the following:

	2013	2012	2011

Balance at January 1,	$128.1	$35.3	$27.7
Increase in valuation allowance for tax provision for continuing operations	3.4	16.2	4.8
Increase in valuation allowance for tax provision for discontinued operations	4.2	61.5	2.8
Additions from purchase accounting	5.9	14.9	—
Other	—	0.2	—

Balance at December 31,	$141.6	$128.1	$35.3

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2013	2012

Prepaid insurance	$7.4	$4.1
Prepaid expenses	13.2	11.5
Income tax receivable	—	0.8
Commodity derivatives	—	1.8
Other receivables and current assets	5.6	7.0
Parts and supplies inventory	9.3	7.7

	35.5	32.9
Less: Assets of businesses held for sale	(0.3)	(0.7)

	$35.2	$32.2

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

8.	Derivative Instruments and Hedging Activities

The following table summarizes the fair value of derivative instruments recorded in our combined consolidated balance sheets.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Fuel commodity derivatives	Other current assets	$0.1	$1.1
Natural gas commodity derivatives	Other current assets	—	0.7
Interest rate caps	Other assets	6.1	4.9

Total derivative assets		$6.2	$6.7

We have not offset fair value amounts recognized for our derivative instruments. Changes in fair value attributable to derivative instruments that are not accounted for as hedging instruments were not significant for the years ended December 31, 2013, 2012 and 2011, respectively.

Interest Rate Swaps

We have used interest rate swaps to maintain a portion of our debt obligations at fixed market interest rates. These interest rate derivatives qualify for hedge accounting. In November 2012, we terminated these interest rate swaps in connection with our debt refinancing (Note 13) and paid approximately $7.0 upon termination. The amounts were deferred in accumulated other comprehensive income upon termination and are being amortized to interest expense over the remaining term of the original swap. The cash paid upon termination of the swaps have been classified as a change in other liabilities within “net cash provided by operating activities” in the consolidated statement of cash flows. The interest rate swap agreements that do not qualify for hedge accounting increased (decreased) net interest expense by $0, $0.2 and $(0.8) for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company also recognizes the impacts of the amortization of previously terminated interest rate swap agreements as adjustments to interest expense. The following table summarizes the impacts of periodic settlements of terminated swap agreements on the Company’s results of operations:

	Statement of Operations Classification	Year Ended December 31,
		2013	2012	2011

Terminated swap agreements	Interest expense	$6.0	$1.0	$—

Interest Rate Cap

In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The Company recorded the premium of $5.0 in other assets in the combined consolidated balance sheet and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $1.3 for the year ended December 31, 2013. The original notional amounts of the contracts aggregated are approximately $1,212.0 at December 31, 2013 and expire in tranches through 2016.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Interest Rate Call Option

In 2010, the Company entered into an interest rate call option transaction to manage the interest rate risk for the years ended December 31, 2012 and 2011, respectively. The Company recorded the call option premium of $0.8 to other current assets and other assets, as applicable, in the combined consolidated balance sheet and amortized the premium ratably over the effective dates of the transaction. The Company amortized approximately $0.4 of the call option premium to interest expense for each of the years ended December 31, 2012 and 2011. The notional amount of the contract was $100.0 and had a strike price of 3.5% based upon three-month LIBOR.

Commodity Derivatives

The market price of diesel fuel and natural gas is unpredictable and can fluctuate significantly. Significant volatility in the price of fuel or natural gas could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements related to the Company’s collection assets during 2012 and 2011. We hedged approximately 7.3 gallons of fuel with strike prices ranging from $2.79 to $3.04, of which 1.1 gallons remain under hedge contracts at December 31, 2013. Further, the Company entered into put options to reduce the exposure of a decrease in natural gas prices. We hedged approximately 0.5 base trade units of natural gas with strike price of $5.10 which expired by December 31, 2013.

There was no significant ineffectiveness associated with our cash flow hedges during the years ended December 31, 2013, 2012 or 2011.

9.	Property and Equipment, Net

Property and equipment, net consist of the following at December 31:

	2013	2012

Land	$176.4	$165.1
Landfill site costs	1,163.2	1,197.1
Vehicles	432.3	392.8
Containers	238.9	224.8
Machinery and equipment	115.2	100.2
Furniture and fixtures	25.9	17.0
Building and improvements	147.4	146.4
Construction in process	79.8	68.6

	2,379.1	2,312.0

Less: Accumulated depreciation on property and equipment	(313.1)	(213.6)
Less: Accumulated landfill airspace amortization	(396.5)	(296.4)
Less: Assets held for sale	(2.1)	(51.4)

	$1,667.4	$1,750.6

Gross assets under capital lease amount to approximately $16.5 and $12.6 at December 31, 2013 and 2012, respectively. Amortization expense of assets under capital lease was not significant for the years ended December 31, 2013, 2012 and 2011, respectively.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Depreciation, amortization and depletion expense for the years ended December 31, 2013, 2012 and 2011 was $236.7, $88.6 and $61.7, respectively.

10.	Landfill Accounting

Liabilities for final closure and post-closure costs consist of the following for the years ended December 31:

	2013	2012

Balance at January 1	$191.5	$46.9
Increase in retirement obligation	10.8	3.0
Accretion of closure and post-closure costs	15.0	8.1
Acquisition	—	138.7
Disposition	(6.5)	—
Change in estimate	(14.5)	1.0
Costs incurred	(12.0)	(6.2)

	184.3	191.5
Less: Current portion	(28.7)	(20.1)
Less: Liabilities of businesses held for sale	—	(6.2)

Balance at December 31	$155.6	$165.2

11.	Other Intangible Assets, Net and Goodwill

Intangible assets, net consist of the following at December 31:

	2013
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)

Noncompete agreements	$21.6	$(15.5)	$—	$6.1	2.7
Tradenames	16.9	(5.8)	—	11.1	17.5
Customer lists and contracts	487.5	(87.9)	(0.6)	399.0	14.8
Operating permits	2.2	—	—	2.2	18
Above/below market leases	0.4	—	—	0.4	12.6

	528.6	(109.2)	(0.6)	418.8

Less: Assets of businesses held for sale	—	—	—	—

	$528.6	$(109.2)	$(0.6)	$418.8

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2012
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)

Noncompete agreements	$24.9	$(15.9)	$—	$9.0	3.1
Tradenames	16.7	(5.0)	—	11.7	17.7
Customer lists and contracts	505.0	(74.6)	(1.3)	429.1	15.4
Operating permits	42.6	(9.5)	—	33.1	18
Above/below market leases	0.5	—	0.2	0.7	10.7

	589.7	(105.0)	(1.1)	483.6

Less: Assets of businesses held for sale	—	—	—	(34.1)

	$589.7	$(105.0)	$(1.1)	$449.5

Amortization expense recorded on intangible assets for the years ended December 31, 2013, 2012 and 2011 was $42.2, $22.9 and $18.7, respectively.

Future amortization expense for intangible assets for the year ending December 31 is estimated to be:

2014	41.4
2015	40.8
2016	39.6
2017	38.2
2018	36.1
Thereafter	222.7

$418.8

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

		Accumulated	Goodwill,
	Goodwill	Impairment	Net

December 31, 2011	$411.3	$(84.9)	$326.4
Acquisition	839.9	—	839.9
Disposition of business	(28.2)	—	(28.2)

December 31, 2012	1,223.0	(84.9)	1,138.1
Acquisition	4.3	—	4.3
Purchase price adjustments	26.6	—	26.6
Disposition of businesses	—	(2.6)	(2.6)

December 31, 2013	$1,253.9	$(87.5)	$1,166.4

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

12.	Accrued Expenses

Accrued expenses consist of the following at December 31:

	2013	2012

Accrued compensation and benefits	$31.9	$39.6
Accrued waste disposal costs	37.0	35.8
Accrued insurance and self-insurance reserves	12.1	10.4
Accrued severance	5.4	4.3
Other accrued expenses	31.8	26.8

	118.2	116.9
Less: Accrued expenses held for sale	(0.4)	(2.7)

	$117.8	$114.2

13.	Long-Term Debt

Long-term debt consists of the following at December 31:

	2013	2012

Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.17% at December 31, 2013) due quarterly; balance due at maturity on October 2017	$8.0	$—
Term loans; monthly payments due through January 2015; interest ranging from 6.74% to 9.62%; collateralized by equipment	—	0.1
Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.5	3.1
Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	0.6	0.7
Term loans; quarterly payments commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 1.25% plus an applicable margin	1,782.0	1,800.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020.	550.0	550.0

Capital lease obligations, maturing through 2092	$15.4	$12.3
Other debt	1.1	—

	2,360.6	2,366.2
Less: Original issue discount	(28.7)	(33.6)
Less: Current portion	(29.1)	(19.2)
Less: Debt held for sale (current and long-term)	—	(2.8)

	$2,302.8	$2,310.6

Annual aggregate principal maturities at December 31, 2013 are as follows:

2014	$29.1
2015	20.5
2016	20.2
2017	20.2
2018	19.4
Thereafter	2,251.2

$2,360.6

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

In October 2012, the Company placed $1,800 in term B loans, $550 in bonds and a $300 revolving credit facility. The proceeds were used to finance the acquisition of Veolia ES Solid Waste division and repay borrowings under its previously outstanding revolving credit facility and extinguish term loans and notes payable. Substantially all of the Company’s assets collateralize the loans, bonds and credit facility and each of the agreements restrict further indebtedness and payment of dividends in excess of certain predefined amounts.

All borrowings under the term B loan and the Revolver are guaranteed by each of the Company’s current and future U.S. subsidiaries (which also guarantee the 8.25% bonds), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary that is minor, as its assets, revenue, income from continuing operations and cash flows from operating activities are less than 3% of the Company’s consolidated amounts. All guarantors are jointly and severally and fully and unconditionally liable. The parent company has no independent assets or operations and each of the subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The Revolver is a syndicated revolving credit facility that is available for general corporate purposes including working capital, equipment purchases and business acquisitions and collateralized by the real property of the Company. It is due at maturity in October 2017. At December 31, 2013, the Revolver had $8.0 in borrowings outstanding and $70.7 in letters of credit outstanding. At December 31, 2012, the Revolver facility had no borrowings outstanding and $75.0 in outstanding letters of credit. An annual commitment fee equal to 0.50% per annum on the daily unused amount is due quarterly. The amount of fees for 2013, 2012 and 2011 were not significant.

The term B loan is due in September 2019 and has payments due quarterly of $4.5 with mandatory prepayments due to the extent net cash proceeds from the sale of assets exceed $25.0 in any fiscal year and are not reinvested in the business within 365 days from the date of sale, upon notification of the Company’s intent to take such action. The term B loan is collateralized by certain real property of the Company. Further prepayments are due when there is excess cash flow, as defined.

The bonds are redeemable prior to October 1, 2015 at a price equal to 108.25% of the principal plus accrued interest for up to 35% of the issuance. On October 1, 2016 and 2017, the notes may be redeemed for a call premium of 104.125% and 102.063%, respectively. Subsequent to October 1, 2018, the notes are redeemable at par. The bonds bear interest at 8.25% and are due in October 2020.

The Revolver and term B loan bear interest at a base rate (alternate base rate or LIBOR base rate) plus an applicable margin. The alternate base rate is defined as the greater of the prime rate or federal funds rate plus 50 basis points and the LIBOR base rate is subject to a 1.25% floor.

The applicable margin for the term loan B is based on the total leverage ratio of the Company as follows:

Total Leverage Ratio	LIBOR Base Rate	Alternate Base Rate

<4.75:1.00	2.50%	2.50%
≥4.75:1.00	3.00%	3.00%

The applicable margin for the Revolver is based on the total leverage ratio of the Company as follows:

Total Leverage Ratio	LIBOR Base Rate	Alternate Base Rate

<4.75:1.80	3.50%	2.50%
≥4.75:1.00	4.00%	3.00%

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Fair Value of Debt

The fair value of the Company’s debt is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate (Level 2 inputs). Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of December 31, 2013 and 2012, respectively.

The estimated fair value of our debt is as follows at December 31:

	2013	2012

Senior notes	$596.1	$593.3
Term loan B	1,788.1	1,818.0

	$2,384.2	$2,411.3

The carrying value of the debt at December 31, 2013 is approximately $2,332.0 compared to $2,350.0 at December 31, 2012.

14.	Leases

The Company leases certain facilities under operating lease agreements. Future minimum lease payments as of December 31, 2013 for noncancelable operating leases that have initial or remaining terms in excess of one year are as follows:

2014	$5.4
2015	5.3
2016	4.6
2017	3.6
2018	3.2
Thereafter	22.3

$44.4

The total rental expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 was $12.4, $8.8 and $4.6, respectively.

Direct rental expense, consisting of rental expense at operating locations, is included in operating expenses, and rental expense for corporate offices is included in selling, general and administrative expenses in the consolidated statements of operations.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

15.	Stockholders’ Equity and Stock Options

(Share amounts not in millions)

The Company’s equity consists of one thousand shares of authorized, issued and outstanding common stock.

In October 2012, the Parent’s Board of Directors adopted the 2012 Stock Incentive Plan (the “Plan”) under which an aggregate of 150,000 shares of the Parent’s common stock was reserved for issuance. The Plan provides for employees of the Company to participate in the plan and provides that the options or stock purchase rights have a term of ten years and vest equally over four years at a rate of 20% with 20% of the options being vested at the date of grant for all options except the Strategic grants which vest 100% after five years. All options of the Strategic Plan issued prior to 2010 vest immediately upon a change of control. All other options vest in 20% tranches from the date of issuance upon a change of control. This 2012 Plan replaced the 2006 Plan of Advanced Disposal Services South, Inc. All outstanding options under the 2006 Plan were cancelled and reissued under the 2012 Plan. The incremental compensation expense associated with the exchange is immaterial.

These options have an assumed forfeiture rate ranging from 4%-6% for 2013 and 2012.

On December 31, 2008, senior management exercised 71,941 of outstanding stock options. Certain members of senior management issued promissory notes to Advanced Disposal Services South, Inc. for $28.0 to complete the stock option transaction. Interest began accruing at December 31, 2008 semi-annually. In conjunction with the Reorganization, the notes were restructured and bear interest at a rate of 0.89% which was the Applicable Federal Rate in effect at the time of restructuring the notes at December 31, 2012. As the rate is considered below market, compensation expense in the amount of approximately $0.3 and $0.4 was recognized for the years ended December 31, 2013 and 2012, respectively. The principal and interest of the promissory notes are due on the earliest of the tenth anniversary of the issuance of the stock option awards, sale of the Company or termination of employment. The Company has included the interest income of $0.8 and $0.8 in other income in the consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively. The notes were distributed to Advanced Disposal Waste Holdings Corp. in connection with the Reorganization during 2012.

Stock Option Plans

The fair value of the options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	2013	2012	2011

Average expected term (years)	6.0	6.0	6.0
Risk-free interest rate	0.93%	1.09% - 1.36%	2.06% - 2.58%
Expected volatility	20.0%	22.4% - 25.1%	29.3%

Since the Company does not have any historical exercise data that is indicative of expected future exercise performance, it has elected to use the “simplified method” to estimate the options expected term by taking the average of each vesting-tranche and the contractual term. The Company used the average weekly historical volatility for public companies in the solid waste sector to estimate historical volatility used in the Black-Scholes model. The risk-free rate used was based on the US Treasury security rate estimated for the expected term of the option at the date of grant. The Company has applied a discount for lack of marketability ranging from 9% to 20% for shares issued in 2013, 2012 and 2011, to the option value as the shares being valued are privately held and not readily marketable.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Annual Stock Options

A summary of the Senior Management Stock Options and Annual Stock Options outstanding for the year ended December 31, 2013 (in millions, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2013	22,924	$520
Granted	2,000	844
Exercised	—
Cancelled or forfeited	(1,626)	517

Outstanding at December 31, 2013	23,298	520	9.32

Exercisable at December 31, 2013	16,858	$—	8.05

The weighted-average grant-date fair value of options granted was $268, $275 and $125 during 2013, 2012 and 2011, respectively. The total fair value of shares vested was $1,820, $1,332 and $450 during 2013, 2012 and 2011, respectively. The intrinsic value of the options outstanding at December 31, 2013 was approximately $14.0.

Strategic Stock Options

A summary of the Strategic Stock Options for the year ended December 31, 2013 (in million, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2013	36,882	$471
Granted	12,305	844
Exercised	—
Cancelled or forfeited	(3,244)	502

Outstanding at December 31, 2013	45,943	$555	9.32

Exercisable at December 31, 2013	—	$—	8.05

The weighted-average grant-date fair value of options granted was $272, $300 and $123 during 2013, 2012 and 2011, respectively. The intrinsic value of the options at December 31, 2013 was approximately $16.8.

Compensation Expense

Compensation expense is recognized ratably over the vesting period for those awards that the Company expects to vest. For the years ended December 31, 2013, 2012 and 2011, the Company recognized share-based compensation expense as a component of selling, general and administrative expenses of $4.6, $1.3 and $1.1, respectively. As of December 31, 2013, the Company estimates that a total of approximately $3.5 of currently unrecognized compensation expense will be recognized over a weighted average period of approximately three years for unvested options issued and outstanding.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

16.	Insurance

The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property damage, workers’ compensation claims, directors’ and officers’ liability, pollution liability, employee group health claims and other coverages that are customary in the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2013, the Company’s insurance programs carried self-insurance exposures of up to $0.5, $1.0 and $0.8 per incident for general liability, automobile and workers’ compensation, respectively Certain self-insurance claims reserves are recorded at present value using a 0.78% and a 0.87% discount rate as of December 31, 2013 and 2012, respectively.

The Company has a partially self-insured employee group health insurance program that carries an aggregate stop loss amount. The amount recorded for the health insurance liability at December 31, 2013 and 2012 for unpaid claims, including an estimate for incurred but not reported (“IBNR”) claims, was $3.8 and $0.7, respectively. Liabilities are recorded gross of expected recoveries.

The self-insured portion of workers’ compensation liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for workers’ compensation liability at December 31, 2013 and 2012 for unpaid claims, including an estimate for IBNR claims, is $20.8 and $21.2, respectively.

The self-insured portion of general liability and automobile liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for general and automobile liability at December 31, 2013 and 2012 for unpaid claims, including an estimate for IBNR claims, was $14.0 and $12.0, respectively.

Of the above amounts, $12.1 and $10.4 is included in accrued expenses and the remainder is included in other long-term liabilities at December 31, 2013 and 2012, respectively.

17.	Benefit Plans

The Company has 401(k) Savings Plans (“401(k) Plan”) for the benefit of qualifying full-time employees who have more than one year of service and are over 21 years of age. Employees make pre-tax contributions to the 401(k) Plan with a partial matching contribution made by the Company. The Company’s matching contributions to the 401(k) Plan were $2.8, $1.9 and $1.4 for the years ended December 31, 2013, 2012 and 2011, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.

The Company is a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. Approximately 12% of the Company’s workforce is subject to a collective bargaining agreement and five of the collective bargaining agreements expire within one year. The risks of participating in the multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employers stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table outlines our participation in multiemployer plans considered to be individually significant:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (B)	Contributions			Expiration Date of Collective- Bargaining Agreement
		2012	2011		2013	2012	2011
Suburban Teamsters of Northern IL Pension Fund	36-6155778-001	Critical as of 1/1/2012	Critical as of 1/1/2011	Implemented	$0.4	$—	$—	1/31/2019

Pension Fund of Automobile Mechanics Local No. 701	36-6042061-001	Critical as of 1/1/2012	Endangered as of 1/1/2011	Implemented	$0.2	$—	$—	12/31/2018

Local 731 Private Scavengers and Garage Attendants Pension Fund(A)	36-6513567-001	Endangered as of 10/1/2012	Endangered as of 10/1/2011	Implemented	$1.6	$0.2	$—	9/30/2018

Midwest Operating Engineers Pension Fund	36-6140097-001	Endangered as of 4/1/12	Not endangered or critical as of 4/1/11	Implemented	$0.5	$—	$—	9/30/2016

Teamsters Local Union No. 301 Union Pension Fund(A)	36-6492992-001	Not endangered or critical as of 1/1/12	Not endangered or critical as of 1/1/11	No	$0.6	$—	$—	9/30/2016

Central States Southeast and Southwest Areas Pension Fund	36-6044243-001	Critical as of 1/1/2012	Critical as of 1/1/2011	Implemented	$0.2	$—	$—	1/31/2015
Local 705 Int’l Brotherhood of Teamsters Pension TR. FD.	36-6492502-001	Critical as of 1/1/2012	Endangered as of 1/1/2011	Implemented	$0.2	$—	$—	9/30/2018

(A)	The employers contributions to the plan represent greater than 5% of the total contributions to the plan for the most recent plan year available.
(B)	A multi-employer defined benefit pension plan that has been certified as endangered, seriously endangered, or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable funding improvement plan or rehabilitation plan.

18.	Income Taxes

The components of the provision for income taxes from continuing operations are comprised of the following for the years ended December 31:

	2013	2012	2011
Current
Federal	$—	$—	$—
State	2.4	1.4	0.9

	2.4	1.4	0.9

Deferred
Federal	(39.4)	(18.4)	1.9
State	(8.4)	3.5	0.7

	(47.8)	(14.9)	2.6

(Benefit) provision for income taxes	$(45.4)	$(13.5)	$3.5

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company accounts for income taxes in accordance with current guidance. A reconciliation between the provision for income taxes and the expected tax provision for continuing operations using the federal statutory rate of 34% for the years ended December 31 as follows:

	2013	2012	2011
Amount computed using statutory rates	$(47.6)	$(40.3)	$(5.6)
State income taxes, net of Federal benefit	(2.4)	(5.8)	1.4
State tax rate adjustment	0.1	8.8	—
Other	1.1	3.6	0.4
Transaction costs	—	4.0	—
Valuation allowance	3.4	16.2	4.8
Allocation of taxable income to discontinued operations	—	—	2.5

(Benefit) provision for income taxes	$(45.4)	$(13.5)	$3.5

The Company’s deferred tax assets and liabilities from continuing operations relate to the following sources and differences between financial accounting and the tax basis of the Company’s assets and liabilities at December 31:

	2013	2012
Deferred tax assets
Allowance for doubtful accounts	$2.7	$1.3
Insurance reserve	12.4	13.3
Net operating loss	178.1	113.4
Capital loss carryforward	67.2	2.8
Accrued bonus and vacation	8.0	9.6
Stock compensation	3.5	2.2
Other comprehensive income	—	2.2
Outside basis difference on assets held for sale	—	63.1
Tax credits	6.8	0.6
Other	8.7	5.1

Total deferred tax assets	287.4	213.6
Valuation allowance	(141.6)	(128.1)

Deferred tax assets less valuation allowance	145.8	85.5

Deferred tax liabilities
Fixed asset basis	(120.3)	(135.1)
Intangible basis	(126.7)	(132.7)
Landfill and environmental remediation liabilities	(136.4)	(110.9)
Other	(2.8)	(4.8)

Deferred tax liabilities	(386.2)	(383.5)

Net deferred tax liability	$(240.4)	$(298.0)

The amounts recorded as deferred tax assets as of December 31, 2013 and 2012 represent the amounts of tax benefits of existing deductible temporary differences or net operating loss carryforwards (“NOLs”). Realization of deferred tax assets is dependent upon the generation of sufficient taxable income prior to expiration of any loss carryforwards. A valuation allowance has been recorded against deferred tax assets as of December 31, 2013 in the amount of $141.6. The valuation allowance for the year ended December 31, 2012 was $128.1. We have established valuation allowances for uncertainties in realizing the benefit of

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

certain tax loss and credit carryforwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

The Company had available federal NOL carryforwards from continuing operations of approximately $408.3 and $257.4 at December 31, 2013 and 2012, respectively. The Company’s federal net operating losses have expiration dates beginning in the year 2014 through 2033, if not previously utilized against taxable income.

The Company has grown through a series of acquisitions and mergers. IWS has had change of control events that resulted in limitations on the utilization of NOLs pursuant to Section 382 of the Internal Revenue Code (“IRC”).

Approximately $184.5 of the NOLs from continuing operations of IWS are limited under the “Separate Return Loss Year” (“SRLY”) rules of the IRC. These NOLs are available to be utilized against taxable income of the IWS group only. At this time, the Company does not expect to utilize these NOLs.

The predecessor of IWS had a transaction on June 2, 2002 that was treated as a reorganization. As such, IWS may be precluded from utilizing all or a portion of its federal and state NOLs originating prior to the ownership change. The Company estimates that it is subject to an annual limitation of approximately $3.5 on NOLs of approximately $123.6 originating prior to June 28, 2002. IWS had a subsequent change of control on November 1, 2005. As such, NOLs of $4.8 originating after June 28, 2002 through November 1, 2005 are subject to an annual limitation of $4.2.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance at January 1,	$6.2	$—	$—
Additions based on tax positions of prior years	—	6.2	—

Balance at December 31,	$6.2	$6.2	$—

These liabilities are included as a component of other liabilities in the Company’s consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2013, $0.7 of net unrecognized tax benefit, if recognized in future periods, would impact the Company’s effective rate.

The Company recognizes interest expense related to unrecognized tax benefits in tax expense. During the tax year ended December 31, 2013, the Company recognized approximately $0.2 of such interest expense as a component of our “Provision for Income Taxes”. During the tax year ended December 31, 2012, the Company recognized approximately $0.1 of such interest expense as a component of our “Provision for Income Taxes”.

The Company did not recognize any interest expense related to unrecognized benefits for the year ended December 31, 2011. The Company had approximately $1.8 and $1.7 of accrued interest and $0.3 and $0.3 of accrued penalties in the Company’s balance sheet as of December 31, 2013 and 2012, respectively. The Company did not have any accrued liabilities or expense for interest or penalties related to unrecognized benefits for the year ended December 31, 2011.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions of dollars)

The Company and its subsidiaries are subject to income tax in the United States at the federal, state and local jurisdictional levels. ADS and IWS are not currently under audit by the IRS. ADS has open tax years that cover the periods from 2011 through 2013. IWS recently finalized its 2011 audit with no change reported. IWS has open tax years that cover the periods from 1998 through 2010 and the tax period ending September 19, 2012. During 2013, we settled tax audits with the states of Florida and Mississippi, which resulted in tax expense of $0.1 net of federal benefit.

On November 20, 2012, the Company acquired Veolia ES Solid Waste, Inc. in a stock acquisition. Prior to the acquisition, Veolia ES Solid Waste division was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division’s pre-acquisition tax liabilities.

On September 13, 2013, the US Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Section 162, 167, and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows, or financial position.

19.	Fair Value of Financial Instruments

As a basis for considering assumptions, the fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	Observable inputs such as quoted prices in active markets;

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

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

All instruments were valued using the market approach. Our interest rate caps are valued using a third-party pricing model that incorporates information about LIBOR yield curves, which is considered observable market data, for each instrument’s respective term. Counterparties to our interest rate caps are financial institutions who participate in our term B loan. Valuations of our interest rate caps may fluctuate significantly from period to period due to volatility in valuation interest rates which are driven by market conditions and the scheduled maturities of the caps. The Company’s assets and liabilities that are measured at fair value on a recurring basis approximate the following:

	Fair Value Measurement at December 31, 2013 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$12.0	$12.0	$—	$—	$—	$12.0
Restricted cash	2.4	2.4	—	—	—	2.4
Derivative instruments - Asset position	6.2	—	6.2	—	—	6.2

Total recurring fair value measurements	$20.6	$14.4	$6.2	$—	$—	$20.6

	Fair Value Measurement at December 31, 2012 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$18.8	$18.8	$—	$—	$—	$18.8
Restricted cash	9.1	9.1	—	—	—	9.1
Derivative instruments - Asset position	6.7	—	6.7	—	—	6.7

Total recurring fair value measurements	$34.6	$27.9	$6.7	$—	$—	$34.6

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Refer to Note 13 for disclosures regarding long-term debt.

20.	Commitments and Contingencies

Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To secure its obligations, the Company has provided customers, various regulatory authorities and the Company’s insurer with such bonds and letters of credit totaling to approximately $690.1 and $644.3 as of December 31, 2013 and 2012, respectively. The majority of these obligations expire each year and are automatically renewed.

In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiff’s contract with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss if any cannot currently be estimated.

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

The Company has an obligation as part of the purchase of one of its C&D landfills for payments of 6% of net revenue that began at the commencement of landfill operations and continues through the life of the landfill.

21.	Restructuring

In September 2012, we announced a reorganization of our operations, designed to consolidate management and staff in connection with the merging of IWS and ADS. Subsequent to the closing of Veolia ES Solid Waste division, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter’s locations and divesting of certain locations. Through this reorganization we eliminated approximately 88

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

positions throughout the Company and offered voluntary separation agreements to those impacted. For the year ended December 31, 2013, we recognized approximately $2.5 of severance costs, $1.7 for lease termination costs and $2.3 for relocation costs in the Midwest region; $0.6 for lease termination costs in the East region; $0.3 for lease termination costs in the South region and $0.3 for other expenses, as well as $2.3 of severance costs for Corporate. For the year ended December 31, 2012, we recognized employee severance and benefits restructuring charges of approximately $7.4, of which $4.3 related to the East region and the remaining amount in the Midwest region. The asset impairments were the result of the decision to consolidate locations in connection with relocation of corporate and regional offices and the decision to close certain landfills and divest assets. Other expenses are primarily for lease termination costs for exiting facilities of $2.3 associated with accomplishing the restructuring actions in the East region.

Through December 31, 2013, the Company has recognized $19.9 of restructuring charges, of which $12.8 was related to employee severance and relocation costs and $4.0 was related to lease termination costs for exiting facilities. Costs included in the accompanying consolidated statements of operations are as follows:

	2013	2012	2011
Restructuring charges	$10.0	$9.9	$—

Total pre-tax and restructuring charges	$10.0	$9.9	$—

The costs associated with the actions above are included in accrued expenses in the accompanying consolidated financial statements and include the amounts as follows:

	2013	2012	2011
Beginning balance	$5.1	$—	$—
Expense	10.0	9.9	—
Cash expenditures
Severance and relocation	(7.7)	(4.5)	—
Other	(1.0)	(0.3)	—

Ending balance	$6.4	$5.1	$—

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

22.	Segment and Related Information

Our operations are managed through three operating segments: South, East and Midwest regions. These three operating segments and corporate entities are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments as set forth in our combined consolidated provide integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the year ended December 31, 2013, 2012 and 2011 is shown in the following table:

	Services Revenue	Operating (Loss) Income	Depreciation and Amortization	Capital Expenditures	Total Assets
2013
South	$475.4	$66.4	$79.0	$63.2	$1,216.0
East	331.1	7.7	78.7	29.2	802.8
Midwest	512.6	39.6	112.6	53.8	1,460.6
Corporate	—	(91.6)	8.6	11.9	147.4

	$1,319.1	$22.1	$278.9	$158.1	$3,626.8

2012
South	$336.9	$53.3	$51.6	$46.6	$1,215.5
East	146.2	(42.3)	33.7	33.3	939.7
Midwest	54.8	2.8	12.7	4.7	1,509.4
Corporate	—	(74.6)	6.5	1.8	120.7

	$537.9	$(60.8)	$104.5	$86.4	$3,785.3

2011
South	$316.8	$34.9	$46.2	$40.5	$795.2
East	110.6	(7.1)	24.4	27.7	549.5
Midwest	—	—	—	—	—
Corporate	—	(17.9)	5.9	4.4	29.8

	$427.4	$9.9	$76.5	$72.6	$1,374.5

23.	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31 is as follows:

	2013	2012	2011
Cash paid for interest	$119.1	$38.1	$24.2
Cash paid for taxes	$0.6	$2.3	$1.5

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

24.	Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

Gains and Losses on Derivative Instruments
Balance, December 31, 2010	$(2.9)

Other comprehensive loss before reclassifications, net of tax	(0.3)
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive loss	(0.3)

Balance, December 31, 2011	(3.2)

Other comprehensive income before reclassifications, net of tax	3.0
Amounts reclassified from accumulated other comprehensive income	(2.0)

Net current period other comprehensive income	1.0

Balance, December 31, 2012	(2.2)

Other comprehensive income before reclassifications, net of tax	2.3
Amounts reclassified from accumulated other comprehensive income	2.4

Net current period other comprehensive income	4.7

Balance, December 31, 2013	$2.5

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows:

	Amount of Derivative Gain (Loss) Recognized in OCI – Effective for the Years Ended December 31,
Derivatives Designated as Cash Flow Hedges	2013	2012	2011
Fuel commodity derivatives	$0.3	$2.4	$0.5
Natural gas commodity derivatives	0.2	1.6	1.0
Interest rate swaps	—	0.6	(1.9)
Interest rate caps	2.6	—	(0.1)

Total before tax	3.1	4.6	(0.5)
Tax (expense) benefit	(0.8)	(1.6)	0.2

Net of tax	$2.3	$3.0	$(0.3)

Derivatives Designated as Cash Flow Hedges	Statements of Operations Classification	Amounts Reclassified from Accumulated Other Comprehensive Income Years Ended December 31,
		2013	2012	2011
Fuel commodity derivatives	Operating expenses	$1.1	$1.7	$—
Natural gas commodity derivatives	Service revenues	0.8	0.9	—
Interest rate swaps	Interest expense	(6.0)	(1.0)	—

Tax benefit		1.7	0.4	—

Total reclassifications for the period		$(2.4)	$2.0	$—

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

25.	Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for the respective quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Operating revenues	$307.1	$333.7	$344.7	$333.6
Income from operations	$5.9	$7.0	$7.9	$1.3
Consolidated net loss	$(25.8)	$(18.5)	$(20.5)	$(30.5)

2012
Operating revenues	$112.0	$113.6	$115.4	$196.9
(Loss) income from operations	$6.2	$10.0	$4.7	$(81.7)
Consolidated net (loss) income	$(1.2)	$0.3	$3.0	$(106.9)

26.	Subsequent Events

On February 14, 2014, the Company refinanced its term B loan in amount equal to the outstanding principal bearing interest at a LIBOR floor of 0.75% plus 300 basis points or the base rate, as defined, plus 200 basis points. No gain or loss was recorded upon the modification as the syndicate was the same and total costs paid to the lenders incurred in connection with the transaction were approximately $1.0.

In February 2014, the Company announced the resignation of Walter J. Hall, chief operating officer and concurrently announced the appointment of Richard Burke, as president and chief operating officer. Further, Richard Burke was appointed as successor to Charlie Appleby following his retirement effective July 1, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Conduct and Ethics that applies to our officers, including our principal executive officer, principal financial officer, principal accounting officer and all other officers, directors and employees. We have also adopted Corporate Governance Guidelines to promote the effective functioning of our Board of Directors and its committees, to promote the interests of stockholders and to ensure a common set of expectations concerning how the Board, its committees and management should perform their respective functions. The Code of Conduct and Ethics can be found on our website at www.advanceddisposal.com.

The following table sets forth the name, age, position and a summary of business experience for each person who is an executive officer or director of ADS Holdings:

Name	Age(1)	Position
Charles C. Appleby	65	Chief Executive Officer, Chairman of the Board
Richard Burke *	48	President, Director
Walter H. Hall, Jr.**	56	Chief Operating Officer, Director
Steven R. Carn	48	Chief Financial Officer, Treasurer, Director
Matthew Gunnelson	50	Chief Accounting Officer, Assistant Treasurer
Scott Friedlander	56	Vice President—General Counsel, Secretary
Mary O’Brien	43	Chief Marketing Officer
Christopher Beall	38	Director
John Miller	67	Director
Bret Budenbender	41	Director
Jared Parker	31	Director
Wilson Quintella Filho	57	Director
Matthew Rinklin	30	Director
Robert Wholey	34	Director

*	Appointed Chief Operating Officer subsequent to Mr. Hall’s resignation.
**	Resigned from the Company subsequent to December 31, 2013.
(1)	As of December 31, 2013.

Each Director serves until his successor is duly elected and qualified or until his earlier death, resignation or removal.

Charles C. Appleby—Mr. Appleby is the Chairman of the Board and Chief Executive Officer of ADS Holdings. He has served as Director, President and Chief Financial Officer of Advanced Disposal since its inception, before becoming Chief Executive Officer of Advanced Disposal in August 2006. Mr. Appleby also served as President of CAVCO, a private investment company, where he was responsible for the securities portfolio, detailed analysis and review of potential investment opportunities and administration operations from 1996 through June 2004. Prior to his service with CAVCO, Mr. Appleby was a founding member of Grenadier, Appleby, Collins & Company, a Jacksonville, Florida accounting firm, formed in 1984, providing services with an emphasis on taxation matters, mergers and acquisitions, valuations and foreign transactions. Previously, Mr. Appleby held positions with various national accounting firms, the last of which was Coopers & Lybrand where he held the position of Tax Manager. He received Masters and Bachelors degrees in Business Administration from Stetson University in 1977, and a Bachelors degree in Political Science from University of Florida in 1970. Mr. Appleby is a certified public accountant in Florida. Mr. Appleby is also a retired Colonel, Florida Army National Guard. He retired on August 1, 2001, after 31 years of service in the U.S. Armed forces. During this period, he received numerous decorations and achievements, including the Legion of Merit, Meritorious Service Medal, the Florida Cross, Senior Parachutist, Ranger and Pathfinder. Mr. Appleby’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, accounting, operations, and finance, including capital markets and mergers and acquisitions.

Richard Burke—Mr. Burke is the President and a Director of ADS Holdings. Prior to being named President of ADS Holdings in 2012, Mr. Burke was President and Chief Executive Officer of VESNA from 2009 to 2012 and President and Chief Executive Officer of Veolia, Inc. from 2007 to 2009. Mr. Burke began his employment with Veolia in 1999 as Area Manager for the Southeast Wisconsin area, and served as Regional Vice President for the Eastern and Southern markets until he was appointed Chief Executive Officer. Prior to joining Veolia, he spent 12 years with Waste Management in a variety of leadership positions. Mr. Burke’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, operations, and finance.

Walter H. Hall, Jr.—Mr. Hall is the Chief Operating Officer and a Director of ADS Holdings and has served in these roles since 2001. Mr. Hall joined Advanced Disposal at its inception, and, prior to joining Advanced Disposal, he served as the Jacksonville Area President of Southland Waste Systems, a subsidiary of Republic Services, from 1998 to 2000. From 1996 to 1998, he served as District Manager for Southland in Middle, Georgia. Before his employment with Southland, Mr. Hall worked for Browning Ferris Industries for approximately seven years, holding positions as Operations Manager, Birmingham, Alabama; Assistant Regional Operations Manager, Atlanta, Georgia; District Manager of North Atlanta; and District Manager, Jacksonville, Florida. Mr. Hall’s responsibilities in these positions included, among other things, oversight of sales and marketing, fleet maintenance and operations, and employee training and development. He received a Bachelors Degree in Education in 1979 and a Bachelors Degree in English and History in 1980 from Mississippi College. Mr. Hall’s qualifications to sit on our board include his substantial experience in the area of corporate strategy and operations.

Steven R. Carn—Mr. Carn is the Chief Financial Officer, Treasurer, and a Director since 2012 of ADS Holdings. Mr. Carn joined Advanced Disposal in April 2001 and served as Chief Accounting Officer until August 2006 when he became the Chief Financial Officer of Advanced Disposal. Prior to joining Advanced Disposal in 2001, Mr. Carn served for three years as Chief Financial Officer for Town Star Food Stores, LLC, a chain of convenience stores. Prior to his service with Town Star, Mr. Carn served as Senior Consultant with CFO Services, Inc., a company engaged primarily in providing temporary chief financial officer services to emerging companies in the Jacksonville, Florida area. He began his career as an auditor with Ernst & Young in 1987. Mr. Carn graduated from The Ohio State University with a Bachelors degree in Business Administration in 1987. Mr. Carn is a certified public accountant in Ohio. Mr. Carn’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, accounting, and finance.

Matthew Gunnelson—Mr. Gunnelson is Chief Accounting Officer and Assistant Treasurer of ADS Holdings. Prior to becoming our Chief Accounting Officer and Assistant Treasurer in 2012, Mr. Gunnelson served as Corporate Controller and Assistant Secretary of Veolia SW from 2005 to 2012. Prior to joining Veolia SW, Mr. Gunnelson served as Division Controller for Tecumseh Products—Engine and Transmission Group from 1999 through April 2005. Prior to his service with Tecumseh Products—Engine and Transmission Group, Mr. Gunnelson held various finance positions with Giddings & Lewis, Inc. He began his career as an auditor with Ernst & Young in 1986. Mr. Gunnelson is a Certified Public Accountant and holds a Bachelors of Business Administration degree in accounting and finance from the University of Wisconsin-Madison.

Scott Friedlander—Mr. Friedlander is Vice President, General Counsel and Secretary of ADS Holdings and has served in these roles since 2012. Mr. Friedlander served as the General Counsel for Interstate Waste from October 2009 to 2012. Prior to joining Interstate Waste, Mr. Friedlander was the General Counsel to OneSource Facility Services, Inc., a company also in the service industry which provided janitorial, landscaping and mechanical maintenance services nationwide, from 1998 to 2008. Mr. Friedlander has prior waste industry experience having worked for Browning Ferris Industries as Divisional Vice President, Legal for the Southeastern Region from 1989 to 1998. He has also worked as in-house counsel for a medical device manufacturer and high-tech data communications manufacturer. He has a degree in Business Administration from the University of Georgia, with a concentration in International Business, and a Law Degree from the University of Miami.

Mary O’Brien—Ms. O’Brien is the Chief Marketing Officer of Advanced Disposal. She has served as the Chief Marketing Officer of Advanced Disposal since February 2001, overseeing all marketing and communication efforts of Advanced Disposal and its subsidiaries. Ms. O’Brien’s responsibilities include branding, municipal market development, advertising, government relations and public relations. In addition, her duties include incorporating new market research development and entry strategy, database management, state and local legislative permitting political efforts, internet presence management and industry networking. Ms. O’Brien received her Bachelors degree in Business Administration, Marketing and a Minor in English from James Madison University.

Christopher Beall—Mr. Beall is a Director of ADS Holdings and has served in this role since 2012. Mr. Beall served as a director of ADStar Waste Holdings, Corp. Mr. Beall joined Highstar Capital in 2004. He serves on Highstar’s Investment Committee and Executive Committee. Mr. Beall has over 15 years of experience in direct investments, investment banking and finance. He currently serves on the Boards of Directors for Star Atlantic, and the Ports America Companies. Prior to joining Highstar, he worked in the Global Natural Resources Group at Lehman Brothers, Inc., and in operations and engineering at Koch Pipeline Company, a natural gas transmission pipeline owned by Koch Industries, Inc. Mr. Beall currently serves on the Board of Directors for AMTRAK. Mr. Beall received a BS in Mechanical Engineering from Oklahoma State University and an MBA from Harvard Business School. Mr. Beall’s qualifications to sit on our board include his substantial experience in the area of corporate strategy and finance, including capital markets and mergers and acquisitions.

John Miller—Mr. Miller is a Director of ADS Holdings and has served in this role since 2012. Mr. Miller is currently a Senior Advisor to Highstar Capital and has advised Highstar Capital for over six years. Mr. Miller served as a director of ADStar Waste Holdings, Corp. He has over 40 years of experience in the energy, waste and waste-to-energy industries. From 2006 to 2011, Mr. Miller served on the board and the audit committee of Mirant Corporation, an NYSE listed company. Prior to joining Highstar in 2007, Mr. Miller served from 2001to 2005 as chief executive officer of former Highstar Capital portfolio company, American Ref-Fuel, until the company was sold to Covanta Energy. Prior to his position as chief executive officer, Mr. Miller served as American Ref-Fuel’s chief financial officer. Before joining American Ref-Fuel, Mr. Miller held various executive finance positions with a number of energy companies involved in petroleum exploration and production, international trading, and refined product retailing. Mr. Miller is a graduate of John Carroll University and is a Certified Public Accountant. Mr. Miller’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, operations and finance, including capital markets and mergers and acquisitions.

Bret Budenbender—Mr. Budenbender is a Director of ADS Holdings and has served in this role since 2012. Mr. Budenbender is currently a Partner at Highstar Capital and has over 19 years of experience in direct investments, investment banking and finance. He currently serves on the Board of Directors for the Star Atlantic Companies, Linden Cogeneration and Wildcat. Prior to joining Highstar in 2012, he was a Managing Director in the Global Power Groups at Barclays Capital and Lehman Brothers where he worked from 1998 to 2012 with lead responsibility for all aspects of mergers & acquisitions, capital raising and restructurings for integrated energy, power and infrastructure companies. In his previous roles, Mr. Budenbender was actively involved with Highstar on its investments in Southern Star Central, Northern Star Generation and Intergen. He received a Bachelor of Science in Finance from Boston College. Mr. Budenbender’s qualifications to sit on our board include his substantial experience in the area of corporate strategy and finance, including, capital markets and mergers and acquisitions.

Jared Parker—Mr. Parker joined Highstar in 2005 and has over nine years of experience in private equity, operational leadership, investment banking and finance. Most recently, Mr. Parker served as a President of Ports America Stevedoring, the largest business unit inside Ports America. Mr. Parker is on the Board of Directors for ADS Holdings and previously served as a Director on the Board of London City Airport, the Ports America Companies and as an observer on the Boards of InterGen and Northern Star. Prior to joining Highstar, he worked as an advisor to the Highstar Team on several transactions as an investment banker at Deutsche Bank. While at Deutsche Bank, Mr. Parker advised domestic and power generation companies and financial sponsors on mergers and acquisitions and financings. Mr. Parker holds a BA in International Relations from Stanford University. Mr. Parker’s qualifications to sit on our board include his substantial experience in the area of corporate strategy and finance, including, capital markets and mergers and acquisitions.

Wilson Quintella Filho—Mr. Quintella has been designated by Estre Ambiental S.A. (“Estre”) to serve as a Director of ADS Holdings since November 2012 when Estre completed an equity investment in Star Atlantic, our indirect parent. Under the terms of Estre’s investment in Star Atlantic, Estre will have the right to designate one of our directors. In 1999, Mr. Quintella founded Estre, a waste management company with a presence in Brazil, Argentina and Colombia. Mr. Quintella has extensive experience as an entrepreneur, having founded his first venture, an agricultural commodities and logistics company, in 1987. He also has been actively involved in projects in the oil and infrastructure sectors, having worked on the Sepetiba port development in Rio de Janeiro and a project with Petrobras refineries in São Paulo and Bahia states. Mr. Quintella worked as a consultant in the privatization of the Brazilian railways and ports from 1995 to 1999, as Managing Director of Banco Geral do Comércio (1982) and as Secretary of Social Welfare of São Paulo city (1979). He started his career with Instituto de Pesquisas Econômicas, a division of the University of São Paulo that handles official pricing studies and statistics. Mr. Quintella holds a Bachelors Degree in Economics from Fundação Armando Álvares Penteado in São Paulo. Mr. Quintella’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, operations and finance.

Matthew Rinklin—Mr. Rinklin is a Director of ADS Holdings and has served in this role since 2012. Mr. Rinklin is also a Vice President at Highstar Capital. Prior to joining Highstar Capital in 2011, Mr. Rinklin was an Associate at the UBS International Infrastructure Fund. While at UBS, Mr. Rinklin focused on leveraged buyout investments in the power, midstream/pipeline and transportation sectors. Before that, he was an investment banking analyst in the Natural Resources Group at J.P. Morgan. Mr. Rinklin received a BA in Economics from the University of Chicago. Mr. Rinklin’s qualifications to sit on our board include his substantial experience in the area of corporate finance, including capital markets and mergers and acquisitions.

Robert Wholey—Mr. Wholey is a Director of ADS Holdings and has served in this role since 2012. Mr. Wholey served as a director of ADStar Waste Holdings, Corp. Mr. Wholey is also a Principal of Highstar Capital and has over 10 years of experience in private equity, investment banking and finance. Mr. Wholey participates on the investment teams for Kinder Morgan, Inc. and Caiman Energy. Prior to joining Highstar Capital in 2005, Mr. Wholey worked at UBS in the Global Energy Group. While at UBS, Mr. Wholey worked on advisory and capital raising engagements for companies in the midstream/pipeline infrastructure, exploration and production, and oilfield services sectors. Mr. Wholey holds a BS in Business Administration from Babson College. Mr. Wholey’s qualifications to sit on our board include his substantial experience in the area of corporate finance, including capital markets and mergers and acquisitions.

As a privately-held company with no securities listed on a national securities exchange we are not required to have independent directors on our board of directors or any committees of the board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

Committees of the Board

Our board of directors has an audit committee, an executive committee and a compensation committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee

Our audit committee is comprised of John Miller, Bret Budenbender, Wilson Quintella Filho’s designee with observer status only (Jose Azevedo), and Steve Carn. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm. Our board of directors has designated Mr. John Miller from Highstar Capital an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

As described in more detail below, the material elements of our executive compensation program for our named executive officers (“NEO”) include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits and welfare benefits. The NEOs may also receive severance payments and other benefits in connection with certain terminations of employment or a change in control of ADS Waste Holdings, Inc. or Advanced Disposal Waste Holdings Corp. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

Compensation Element	Compensation Objectives Designed to be Achieved

Base Salary	Attract, motivate and retain high caliber talent

Cash Bonus Opportunity	Compensation “at risk” and tied to achievement of business goals and individual performance

Long-Term Equity Incentive Opportunity	Align compensation with the creation of stockholder value and achievement of business goals

Deferred Compensation Opportunity and Other Retirement Benefits	Attract, motivate and retain high caliber talent

Severance and Other Benefits Potentially Payable Upon Termination of Employment or a Change in Control	Attract, motivate and retain high caliber talent

Welfare Benefits	Attract, motivate and retain high caliber talent

These individual compensation elements are intended to create a total compensation package for each NEO that we believe achieves our compensation objectives and provides competitive compensation opportunities. The compensation committee annually reviews the compensation arrangements for the Company’s executive officers to assess whether the arrangements encourage risk taking that is reasonably likely to have a material adverse effect on the Company. The compensation committee conducted an annual review in February 2014 and concluded that the compensation arrangements for the Company’s executive officers do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.

During Fiscal Year 2013 we did not retain an independent compensation consultant to conduct a formal numeric benchmarking process for the NEOs’ compensation opportunities. Our CEO reviews the compensation of comparable public companies within the waste industry and benchmarks current compensation based upon size, scale and location of those companies and recommends compensation adjustments for other NEO’s to the compensation committee. The compensation committee performs similar procedures with respect to the compensation of our CEO.

Employment Agreements

On November 20, 2012 we entered into employment agreements with Mr. Appleby, Mr. Carn, and Mr. Hall in recognition of their contributions to the continued growth and excellent performance of ADS Waste Holdings, Inc. We also entered into an employment agreement with Mr. Burke, our President, on this date for retention purposes. The employment agreements all provide for an initial three (3) year term from November 20, 2012 with automatic one year renewals, unless either party provides 60 days’ prior written notice of the intent to terminate the agreement. The material terms of the employment agreements are described in “—Summary of NEO Employment Agreements” found at pages 106 to 109. In addition, each of Messrs. Appleby, Hall and Burke are party to a stock redemption agreement, details of which can also be found in the “—Summary of NEO Employment Agreements.”

Executive Compensation Program Elements

Base Salaries

Base salaries are an important element of compensation because they provide the Named Executive Officers with a predictable base level of income. Our NEOs are entitled to an automatic adjustment to their base salaries on a 12-month cycle commencing January 1, 2014 for not less than 100% of the consumer price index for all urban consumers U.S. city average, as published by the U.S. Department of Labor (“CPI”) for the immediately preceding year. The Summary Compensation Table below shows the base salary paid to each NEO.

Cash Bonus Opportunities

Annual Cash Bonus Opportunity

We sponsor a management incentive plan (the “MIP”), as set forth in in a formal plan document. All of our NEOs are eligible to participate in the MIP. The primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives.

Fiscal 2013 MIP

A target annual bonus, expressed as a percentage of base salary (between 0% and 100%), is established within each NEO’s employment agreements. This percentage may be adjusted from time to time by the compensation committee in connection with an NEO’s promotion. The MIP award, which is a cash bonus, is tied to our (i) overall financial results (the Business Performance Factor) and (ii) a combination of individual, financial and/or strategic goals appropriate for each position (the Individual Performance Factor). The Business Performance Factor determines 60% of the total MIP award and the Individual Performance Factor determines the remaining 40%.

With respect to the NEOs, financial performance is measured at the company-wide level. Financial performance relative to specified financial performance targets set annually by the Board of Directors determines the aggregate funding level of the bonus pool and the Business Performance Factor for the MIP. If the financial performance target set by the Board of Directors is met, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%, subject to the compensation committee’s discretion for all NEO’s except Mr. David Lavender. If the financial performance target set by the Board of Directors is met for his region, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%. The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor upwards or downwards to address special situations. Payment under the MIP is adjusted on a sliding scale in a 1:1 ratio for EBITDA below the target amount.

We believe that tying the NEOs’ bonuses to company-wide performance goals encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2013, we used internally-adjusted EBITDA as the Business Performance Factor because we believe that it provides a reliable indicator of our strategic growth and the strength of our cash flow and overall financial results. For purposes of fiscal 2013 bonuses, we calculated EBITDA from continuing operations for the consolidated Company and made adjustments totaling $2.1 for certain costs and events. As adjusted, the EBITDA measure was achieved at 94.1% of the targeted amount of $388.0.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the NEOs (except Mr. Lavender) based on an assessment of each NEO’s Individual Performance Factor. The Individual Performance Factor payout percentage (which impacts 40% of an NEO’s MIP award) can range from 0% to 100%. The compensation committee performs the assessment of Mr. Appleby’s Individual Performance Factor after reviewing the written assessments of his performance against his specific goals and objectives that Mr. Appleby provided at the April 2013 Board of Directors meeting. The Chief Executive Officer performs the assessment of the other Named Executive Officers’ Individual Performance Factors (except Mr. Lavender) and makes a recommendation to the compensation committee based upon his assessment of their achievement of the goals and objectives as set forth by him. The Chief Operating Officer performs the assessment of the region vice-president and approves the amount based upon his assessment of achievement of the goals and objectives as set forth by him.

The Individual Performance Factors for Messrs. Appleby, Carn, Burke and Hall are based upon their respective contributions in respect to achieving the following: (1) completion of the integration of the acquired and merged companies; (2) achieving estimated synergy targets; (3) institutionalizing culture; (4) completing required divestitures as mandated by the United States Department of Justice; (5) positioning the Company for maximum value creation; (6) completing acquisitions and development projects and (7) formalizing policies and procedures related to internal controls and governance. For fiscal 2013, the Individual Performance Factor for Messrs. Burke and Appleby was determined to be 85% achievement, Messrs. Carn and Hall was determined to be 100%. The Individual Performance Factors for Mr. Lavender are based upon his contribution to optimizing routes; (2) developing best practices; (3) driving environmental compliance; (4) providing accurate monthly forecasting; (5) compliance with safety tracking and training for his region; (6) contributing to implementation of a new inventory management system and (7) driving compliance of statistical reporting. Mr. Lavender’s Individual Performance Factor was determined to be 80% based upon his contribution. The compensation committee and Chief Operating Officer, respectively approved the amount of each NEO’s final bonus in respect of fiscal 2013 in February 2014. The annual bonus that each NEO earned in respect of fiscal 2013 is presented in the Summary Compensation Table below.

Fiscal 2014 MIP

The fiscal 2014 MIP is not anticipated to contain significant changes from the 2013 MIP.

Sign-on Bonuses

From time to time, our compensation committee may award sign-on bonuses, in the form of either cash or the right to purchase stock of the Issuer at fair market value, in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to our company. Generally, they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. No such amounts were offered for the year ending December 31, 2013.

Discretionary Bonuses

From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2013, our compensation committee did not award any discretionary bonuses

Long-Term Equity Incentive Awards

We believe that the NEOs’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards are currently granted under the 2012 Advanced Disposal Waste Holdings, Corp.

Stock Incentive Plan (the “2012 Plan”) to the NEOs. The 2012 Plan is designed to provide long-term incentive opportunities over a period of several years. Stock options are currently our preferred equity award under the 2012 Plan because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and further aligns our executive compensation with the long-term profitability of our company and the creation of shareholder value. The 2012 Plan also permits ADS Waste Holdings, Inc. to grant stock purchase rights.

Prior to the acquisition of Veolia, we maintained the 2006 Equity Incentive Plan (the “2006 Plan”), under which the compensation committee granted incentive awards in the form of options to purchase shares of common stock to directors, officers and employees of us and our affiliates. Subsequent to the acquisition of Veolia, we adopted the 2012 Plan under which we may grant incentive awards in the form of stock purchase rights and common stock options based on stock of Advanced Disposal Waste Holdings Corp., our parent company, to certain officers and employees of us and our affiliates. Following the combination of the historical businesses of HWStar Holdings, Corp. and ADStar Waste Holdings, Corp. in November 2012, all prior outstanding awards under the 2006 Plan were cancelled and reissued under the 2012 Plan, with the number of shares and, where applicable, exercise price of such reissued awards determined using standard anti-dilution adjustments. The options vest 20% at date of grant and 20% annually thereafter on the anniversary of the grant date.

For our executives, including our NEOs, upon a change in control, as defined in the 2012 Plan, all outstanding time-based options will, subject to certain limitations, become fully exercisable and vested, and any restrictions and deferral limitations applicable to any stock purchase rights will lapse. We believe that providing for acceleration upon a liquidity event such as a change of control helps to align the interests of the executives with those of the stockholders.

In April 2013, the compensation committee granted an aggregate of 786 options to our NEO’s. Refer to the Grants of Plan-Based Awards table for further details.

The amounts of each NEO’s investment opportunity and stock option, as applicable, were determined based on several factors, including: (1) each NEO’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the NEOs were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options granted to NEOs during fiscal 2012 and the grant date fair value of these options as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal 2012 table below.

Stock Redemption Program

We have a structured stock redemption program with certain of the NEO’s based upon certain conditions for each NEO. The repurchase program is subject to time limitations and floor price for redemptions, as described within the employment agreements described under “Summary of NEO Employment Agreements.”

Deferred Compensation Opportunity Other Retirement Benefits

Our NEOs are eligible to participate in our 401(k) plan. We do not provide deferred compensation opportunities for our NEO’s. We currently match 50% of the first 6% of eligible pay that employees contribute to the 401(k) plan.

Other Post-Retirement Benefits

In addition to our 401(k) plan, we have a post-retirement benefit health plan for Mr. Appleby and his spouse. The plan provides for coverage of health insurance and benefits substantially similar to the health insurance offered by us to executives at the time of his retirement through attainment of age 75. See “—Post-Retirement Welfare Benefits” on page 101 for more information on this benefit.

Severance and Other Benefits

We believe that severance protections can play a valuable role in attracting and retaining high caliber talent. In the competitive market for executive talent, we believe severance payments and other termination benefits are an effective way to offer executives financial security to offset the risk of foregoing an opportunity with another company. Consistent with our objective of using severance payments and benefits to attract and retain executives, we generally provide each NEO with amounts and types of severance payments and benefits that we believe will permit us to attract and/or continue to employ the individual NEO.

The severance benefits under these agreements are generally more favorable than the benefits payable under our general severance policy. For example, we offer each NEO a severance benefit payable upon a termination by the NEO for good reason or by us without cause. The good reason definition in these agreements would only be triggered by adverse circumstances that we believe would give rise to a constructive termination of employment.

At our discretion, we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as usage of the company plane. Furthermore, we pay for life insurance benefits in an amount equal to the base salary plus bonus potential and the NEO may designate a beneficiary of their choosing.

Section 162(m) of the Code

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation over $1,000,000 paid for any year to a corporation’s principal executive officer or an individual acting in such a capacity and the three most highly compensated executive officers (not including the principal executive officer or the principal financial officer). Section 162(m) of the Internal Revenue Code applies to corporations with any class of common equity securities required to be registered under Section 12 of the Exchange Act. Because we do not currently have any publicly held common stock, Section 162(m)’s restrictions do not currently apply to us.

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our other NEOs for the last completed fiscal year.

Summary Compensation Table

	Year	Salary	Award Option(1)	Non-equity incentive plan compensation(2)	Change in other post- retirement benefit plans(3)	Total All Other Compensation(4)	Total
Charles Appleby	2013	$525,000	$97,942	$474,917	$129,218	$152,014	$1,379,091
Chief Executive Officer	2012	$472,724	$686,383	$338,411	$374,000	$73,949	$1,945,467

Steven Carn	2013	$375,000	$5,635	$361,726	$—	$34,774	$777,135
Chief Financial Officer	2012	$266,786	$343,191	$179,460	$—	$22,356	$811,793

Walter Hall(5)	2013	$465,000	$9,015	$450,540	$—	$80,626	$1,005,181
Chief Operating Officer	2012	$439,786	$549,106	$318,260	$—	$88,940	$1,396,092

Richard Burke	2013	$465,000	$3,425	$—	$—	$318,130	$786,555
President	2012	$53,058	$1,782,393	$—	$—	$—	$1,835,451

David Lavender	2013	$278,000	$15,213	$134,830	$—	$181,769	$609,812
East Region Vice President	2012	$—	$—	$—	$—	$—	$—

(1)

Represents options granted under the 2012 Plan by the parent company to each NEO. Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts granted to Mr. Burke in fiscal 2012 were granted as part of his overall first year employment agreement as inducement to align performance with shareholder interest. Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, except with respect to replacement options granted in 2012 to each of Messrs. Appleby, Carn and Hall and in connection with the cancellation of the 2006 Plan, which are reported to reflect the incremental fair value computed in accordance with FASB ASC Topic 718.

For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2013, see the discussion of nonqualified option awards contained in Note 1 to our Consolidated Financial Statements for the period ended December 30, 2013, included in this prospectus.

(2)	Figures represent awards paid under our Management Incentive Plan (MIP) in respect of the year earned. See “Compensation Discussion and Analysis—Executive Compensation Program Elements—Cash Bonus Opportunities—Annual Cash Bonus Opportunity” above for a description of our MIP.
(3)	The amount reflected represents the actuarial present value of post-retirement medical plans for the CEO and his spouse determined using interest rate and mortality rate assumptions consistent with those used in determining the amounts in our financial statements. For further information, refer to a description of the plan in “Employment and Related Agreements of Charles C. Appleby”, below.
(4)	The supplemental table below sets forth the details of amounts reported as “All Other Compensation” for fiscal 2013. For 2013, the All Other Compensation column includes amounts related to executive perquisites provided by us, which may include executive physical, club dues, relocation, company car, plane usage, and life insurance premiums.
(5)	Mr. Hall voluntarily resigned in January 2014.

	Year	Auto(3)	Plane(4)	Company Paid Dues / Memberships	401(k) Matching Contributions	Other(5)	Total All Other Compensation
Charles Appleby
Chief Executive Officer	2013	$7,883	$90,075	$36,981	$10,000	$7,075	$152,014
	2012	$2,162	$16,901	$36,981	$10,000	$7,905	$73,949

Steven Carn
Chief Financial Officer	2013	$10,800	$13,248	$—	$10,000	$726	$34,774
	2012	$10,800	$—	$—	$10,000	$1,556	$22,356

Walter Hall
Chief Operating Officer	2013	$7,433	$42,710	$17,621	$10,000	$2,862	$80,626
	2012	$3,346	$54,289	$17,621	$10,000	$3,684	$88,940

Richard Burke(1)
President	2013	$7,076	$11,794		$—	$299,261	$318,130
	2012	$—	$—	$—	$—	$—	$—

David Lavender(2)
East Region Vice President	2013	$—	$—	$—	$10,000	$171,769	$181,769
	2012	$—	$—	$—	$—	$—	$—

(1)	Effective November 20, 2012, Mr. Burke was named President of the Company. In connection with his appointment, we agreed to either (i) purchase Mr. Burke’s home in Pewuakee, WI within three months from the effective date if the home had not sold at the greater of (a) the appraised fair market value or (b) the basis in the home based upon the amount of basis defined for federal income tax; or (ii) should the executive take a loss on the sale of his home to a third party, as defined through negotiated selling price less federal tax basis in home, we would reimburse Mr. Burke for the loss. Additionally, we agreed to pay all relocation costs incurred in connection with his move from Pewuakee, WI to Jacksonville, FL, pay all closing costs on both the sale of his residence in Pewuakee, WI and the purchase of a residence in Jacksonville, FL and the costs of temporary housing in Jacksonville, FL in amount not to exceed the mortgage payment on his Pewuakee, WI residence for period of up to twelve months or the sale of said residence in Pewuakee, WI, whichever occurs first.
(2)

Effective March 2013, Mr. Lavender relocated from Jacksonville, FL to Charlotte, NC. We agreed to reimburse Mr. Lavender for the difference between the negotiated selling price less federal tax basis in his home, pay all closing costs on both the sale of his residence in Jacksonville, FL and the purchase of his home in Charlotte, NC, pay for all relocation costs incurred in connection with his move to Charlotte, NC and the cost of temporary housing in Charlotte, NC.
(3)	Each NEO is entitled to the usage of an automobile of their choosing through either an auto allowance or company car.
(4)	Personal use of corporate aircraft is valued based on the aggregate incremental cost to the company on a fiscal-year basis. The incremental cost to the company of personal use of corporate aircraft is calculated based on the variable operating cost to the company, which includes the cost of fuel, aircraft maintenance, crew travel, on-board catering, landing fees, ramp fees and other smaller variable costs. Because our corporate aircraft is used primarily for business travel, fixed costs that do not change based on usage, such as pilots’ salaries and purchase and lease costs, are excluded from this calculation.
(5)	Other amounts generally include payments on life and long-term disability insurance.

Grants of Plan-Based Awards in Fiscal 2013

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2013 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2013.

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum($)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Charles Appleby	Stock options	4/25/2013	$—	$534,450	$534,450	587	$844.10	$97,942
Steven Carn	Stock options	4/25/2013	$—	$381,750	$381,750	34	$844.10	$5,635
Walter Hall	Stock options	4/25/2013	$187,725	$187,725	$187,725	54	$844.10	$9,015
Richard Burke	Stock options	4/25/2013	$—	$473,370	$473,370	21	$844.10	$3,425
David Lavender	Stock options	4/25/2013	$—	$170,970	$199,465	91.14	$844.10	$15,212

1)	Represents options granted by the parent company under the 2012 Plan to each of Messes Appleby, Carn, Hall, Burke and Lavender. All options vest 20% on date of issuance and 20% thereafter on first, second, third and fourth anniversaries of the grant date or immediately if the individual has attained the stipulated retirement age and have a 10-year term.
(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of option awards contained in Note 15 to our Consolidated Financial Statements for the period ended December 31, 2013, included in this prospectus.

Summary of NEO Employment Agreements

This section describes employment agreements in effect for our NEOs during fiscal 2012. In addition, the terms with respect to grants of stock options described above under “Long-Term Equity Incentive Awards” are further described below for our NEOs in the section entitled “Long-Term Equity Incentive Awards.” Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”

Employment and Related Agreements of Charles C. Appleby

On November 20, 2012, we and Charles C. Appleby, Chief Executive Officer, entered into an Executive Employment Agreement (the “Appleby Agreement”), effective as of November 20, 2012 (the “Effective Date”), which modifies certain terms of Mr. Appleby’s employment agreement with us, dated August 24, 2008.

The Appleby Agreement provides for a new three-year employment term commencing on November 20, 2012, which initial term will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.

The financial terms of the Appleby Agreement include: (1) an increased annual base salary of $525,000, subject to increases not less than 100% of the CPI; and (2) continued participation in our MIP, with an increased target annual cash bonus amount up to 100% of his salary.

In addition to the foregoing, we have also agreed to provide Mr. Appleby with a post-retirement medical benefit plan that will cover Mr. Appleby and his spouse through December 31 of the year in which Mr. Appleby turns 75 (or, if Mr. Appleby dies prior to reaching age 75, then for his spouse through the end of the calendar year in which Mr. Appleby would have turned 75). This plan will provide health insurance coverage and benefits similar to the health insurance provided by us to other of our executive employees at the time of Mr. Appleby’s retirement or termination. Furthermore, upon retirement, if Mr. Appleby is not retained in a non-executive capacity as Chairman with compensation on such terms and conditions agreed to by Mr. Appleby, he is entitled to a payment equal to two times his base salary and bonus received during the preceding fiscal year, paid out in 24 equal monthly installments. We must maintain a long term disability plan which provides benefits in a mount at least equal to 66 2/3% of base salary in effect up to a maximum of $9,000 per month. We must also maintain a term life insurance policy on Mr. Appleby’s life in an amount equal to his base salary plus annual bonus opportunity. In addition, Mr. Appleby is entitled throughout the term of his employment as CEO to: (1) 50 hours annually of plane usage, (2) a company automobile, (3) participation in the incentive stock option award program, (4) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (5) six weeks’ vacation, (6) short term disability benefits and (7) a seat on the board of directors of the Issuer. We retain the right to remove Mr. Appleby from the board in connection with any restructuring of the board in connection with a public offering and no payment would be due to Mr. Appleby.

Severance benefits are provided under the employment agreement if Mr. Appleby is terminated for any reason other than cause or “good reason”. Upon such termination, he is entitled to (i) an amount equal to two times his base salary, payable in 24 equal monthly installments; (ii) a pro-rata portion of his bonus as earned through the termination date; and (iii) an amount equal to two times the bonus received during the fiscal year immediately preceding termination payable in 24 equal monthly installments.

Mr. Appleby is party to a stock repurchase program with the Advanced Disposal Waste Holdings Corp., the Parent Company of the Issuer, which provides that on January 15, 2015, Advanced Disposal Waste Holdings Corp. will repurchase all of the then original outstanding stock owned as of November 20, 2012 payable commencing January 15, 2015 and for two successive annual periods thereafter in an amount equal to 33 1/3% of the number of original shares outstanding times the redemption price on the specified date. Stock acquired subsequent to November 20, 2012 will be purchased on the final installment payment date of the original share sale date or January 15, 2017. Shares are redeemable at a price equal to greater of the public company value per share or EBITDA value per share at a floor price of $884.62 per share, with the floor price only applicable to the shares held prior to November 20, 2012. Any difference between fair market value and the floor price is payable on January 15, 2017. Contemporaeous with the payment dates, Mr. Appleby will repay in ratable amounts 33 1/3% of his outstanding shareholder loan with Advanced Disposal Waste Holdings Corp., our parent company.

Mr. Appleby will retire effective July 1, 2014.

Employment Agreement of Steven R. Carn

On November 20, 2012, we entered into a new employment agreement with Mr. Carn (the “Carn Agreement”), effective as of November 20, 2012 for a three year initial term which will be automatically extended for successive one-year periods thereafter unless one of parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.

The financial terms of the Carn Agreement include: (1) an increased base salary of $375,000, subject to increases not less than 100% of the CPI; and (2) continued participation in our MIP, with an increased target annual cash bonus amount up to 100% of his salary. In addition, Mr. Carn is entitled to: (1) vacation of up to six weeks, (2) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (3) short-term disability benefits, (4) a long term disability plan which provides benefits in a mount at least equal to 66 2/3% of base salary in effect up to a maximum of $9,000 per month, (5) payment by the company of premiums on a life insurance policy in an amount equal to the base salary plus 100% of annual bonus opportunity, (6) a company vehicle or an allowance for an automobile and (7) a seat on the board of directors of the Issuer. We retain the right to remove Mr. Carn from the board in connection with any restructuring of the board in connection with a public offering. In such an event, no payments would be due to Mr. Carn.

Further, in the event that Mr. Carn sells his shares of the parent company stock in connection with a change of control, we will pay Mr. Carn, on the 6-month anniversary of the date of the change in control, an amount equal to excess, if any, of the floor price over the actual gross proceeds received from the sale (a “Price Protection Bonus”). The floor price is defined as $610.96 from the effective date of the agreement through December 31, 2013; $843.13 from January 1, 2014 – December 31, 2014; $878.47 from January 1, 2015 – December 31, 2015 and $932.25 from January 1, 2016 and thereafter.

Severance benefits are payable in connection with a termination of employment for any reason other than cause or “good reason” are provided on the same terms as provided for in the Appleby Agreement.

Employment Agreement of Walter J. Hall

We entered into an employment agreement with Mr. Hall (the “Hall Agreement”) on November 20, 2012. The terms of the Hall Agreement are identical to the Carn Agreement, except that Mr. Hall’s initial annual base salary is $465,000, he is entitled to usage of the plane, his stock redemption is under different circumstances, as more fully described below and he is entitled to termination payments should he not be selected chief executive officer following Mr. Appleby in an amount equal to two times his base salary and bonus in effect for the previous year plus a pro-rata portion of his earned bonus. These amounts are the same amounts that are due if Mr. Hall retires under the “Potential Payments Under Termination or Change of Control” chart below.

Mr. Hall is party to a stock redemption program, which stipulates in the event he terminates his employment as a result of not being named CEO upon the retirement of Mr. Appleby, Advanced Disposal Waste Holdings, Corp. will purchase all of his shares owned as of November 20, 2012 in three ratable tranches commencing on the date of such announcement and for two successive annual installments thereafter on the anniversary date of such announcement. On the final installment payment for the shares owned prior to November 20, 2012, all shares acquired after November 20, 2012 will also be purchased. Shares are redeemable at a price equal to greater of the public company value per share or EBITDA value per share with a floor price staggered based upon time for the original shares owned prior November 20, 2012. The floor price timing commences on November 19, 2012 through December 31, 2013 at $610.96 per share, from January 1, 2014 through December 31, 2014 at $843.13 per share, from January 1, 2015 through December 31, 2015 at $878.47 per share and from January 1, 2016 and thereafter at $932.25 per share, with the floor price only applicable to the shares held prior to November 20, 2012. Any difference between fair market value and the floor price is payable on January 15, 2017. Contemporaneous with the payment dates, Mr. Hall will repay in ratable amounts 33 1/3% of his outstanding shareholder loan with Advanced Disposal Waste Holdings Corp., our parent company.

Mr. Hall was not selected as CEO in 2014 and voluntarily resigned.

Employment Agreement of Richard Burke

On November 20, 2012, we entered into an employment agreement with Mr. Burke (the “Burke Agreement”), effective as of November 20, 2012, for a three year initial term which will be automatically extended for successive one-year periods thereafter unless one of parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. The financial terms of the Burke Agreement include (1) an annual base salary of $465,000, subject to increases not less than 100% of the CPI, (2) participation in our MIP, with a target annual cash bonus amount up to 100% of his salary, (3) a one-time purchase of common stock of the parent for 1,185 shares for $1,000,000 via a cash payment of $750,000 and a note receivable issued by the parent company of $250,000 bearing interest at the applicable federal rate, and (4) a one-time grant on the effective date of 9,364 stock options, subject to certain vesting conditions dependent upon whether Mr. Burke is selected as CEO upon Mr. Appleby’s retirement, and fully and immediately vested upon change of control, death or disability. If Mr. Burke is selected as CEO upon Mr. Appleby’s retirement, all options become fully vested immediately, and Mr. Burke will repay any and all amounts due under a loan with Advanced Disposal Waste Holdings Corp., our parent company, within 30 days of such appointment. If Mr. Burke is not selected as CEO, but remains with the company, the options vest 60% on January 1, 2015 and 20% annually thereafter on January 1, and Mr. Burke will repay any and all amounts due under the loan with our parent company within 30 days of agreeing to continue employment. In the event that Mr. Burke is not selected as CEO and does not remain with the company, all options terminate and (i) Mr. Burke will receive termination payments in an amount equal to two times his base salary and bonus in effect for the previous year plus a pro-rata portion of his earned bonus, (ii) the Company will purchase Mr. Burke’s common stock of our parent company for $1,000,000 and (iii) Mr. Burke will repay any and all amounts under the loan with our parent company within 30 days of termination. These termination payments are the same amounts that are due if Mr. Burke retires under the “Potential Payments Under Termination or Change of Control” chart below.

We must maintain a long term disability plan on the same terms as the Appleby Agreement. Further, Mr. Burke is entitled (on a tax grossed-up basis), on an annual basis during each calendar year of the employment, to: (1) a company automobile or allowance for an automobile, (2) participation in the incentive stock option award program, (3) participation in the group medical, dental, health and pension or profit-sharing plans which the Company makes available to senior level employees, (4) six weeks’ vacation, (5) short term disability benefits, (6) life insurance benefits in an amount equal to $1,000,000 which we must pay the premiums and for which he may designate a beneficiary, (7) reimbursement of his relocation expenses from Pewuakee, WI to Jacksonville, FL, including the following: (a) reimbursement of reasonable out-of-pocket moving expenses plus $5,000 for miscellaneous items; (b) closing costs on the sale of his principle home in Pewuakee, WI and the purchase of a home in Jacksonville, FL; (c) a temporary housing allowance in an amount equal to the mortgage on his Pewuakee, WI home up to the earlier of 12 months from the effective date of the Burke Agreement or the sale of his Pewuakee, WI residence and (d) a make-whole payment on the sale of his primary residence in Pewuakee, WI.

Mr. Burke is also entitled to a seat on the Board of Directors of the Issuer. We retain the right to remove Mr. Burke from the board in connection with any restructuring of the board in connection with a public offering. In such an event, no payments would be due to Mr. Burke.

Severance benefits are payable in connection with a termination of employment for any reason other than cause or “good reason” are provided on the same terms as provided for in the Appleby Agreement.

Mr. Burke was selected as successor CEO in 2014, upon Mr. Appleby’s retirement and was named President and COO.

Employment Agreement of David Lavender

Mr. Lavender is not subject to an employment agreement with the Company.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information concerning outstanding stock options held by each of our NEOs as of December 31, 2013.

Name	Grant Date	Exercisable	Unexercisable		Option Exercise Price ($)	Option Expiration Date
Charles Appleby	4/25/2013	587	—	(1)	$844.10	4/25/2023
	4/26/2012	2,562	—	(1)	$619.64	4/26/2022
Steven Carn	4/25/2013	7	27	(1)	$844.10	4/25/2023
	4/26/2012	512	769	(1)	$619.64	4/26/2022
Walter Hall	4/25/2013	11	43	(1)	$844.10	4/25/2023
	4/26/2012	410	1,640	(1)	$619.64	4/26/2022
Richard Burke	4/25/2013	4	16	(1)	$844.10	4/25/2023
	11/20/2012	—	9,364	(2)	$844.10	11/20/2022
David Lavender	4/25/2013	18.23	73	(1)	$844.10	4/25/2023
	4/26/2012	78.25	117.38	(1)	$619.64	4/26/2022
	5/4/2011	121.60	81.07	(1)	$557.68	5/4/2021
	7/27/2010	156.50	39.13	(1)	$491.73	7/27/2020
	4/23/2009	245.10	—	(1)	$471.24	4/23/2019
	4/24/2008	275.14	—	(1)	$408.89	4/24/2018
	2/12/2007	248.44	—	(1)	$377.36	2/12/2017
	2/12/2007	1,343.55		(3)	$377.36	2/12/2017

(1)	Time-vested options vest 20% ratably on date of grant and 20% thereafter on each anniversary date of grant annually thereafter.
(2)	Time-vested options will vest 60% on January 1, 2015; 20% on January 1, 2016 and 20% on January 1, 2017 or upon selection of Mr. Burke as Chief Executive Officer. Mr. Burke was selected as successor CEO in 2014, upon Mr. Appleby’s retirement and was named President and COO.
(3)	Represents stock options granted that vest 100% after five years from the date of grant.

Option Exercises and Stock Vested in 2013

No options were exercised in 2013 and no stock was vested in 2013.

Post-Retirement Welfare Benefits

The following table sets forth information with respect to each plan that provides for payments or other benefits to our NEOs following their retirement for the year ended December 31, 2013.

Name	Year	Plan Name	Number of Years of Credited Service(1)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Charles Appleby	2013	Executive Retiree Health	2	507,218	—
	2012	Executive Retiree Health	1	378,000	—

(1)	The plan was instituted in 2012 as part of Mr. Appleby’s new employment agreement and thus for plan purposes there is one year of credited service.

The Executive Retiree Health plan described in the table above provides post-retirement medical benefits to Mr. Appleby and his spouse through December 31 of the year in which Mr. Appleby turns 75 (or, if Mr. Appleby dies prior to reaching age 75, then for his spouse through the end of the calendar year in which Mr. Appleby would have turned 75). This plan will provide health insurance coverage and benefits similar to the health insurance provided by us to other of our executive employees at the time of Mr. Appleby’s retirement or termination. The plan provides for healthcare retirement benefits for Mr. Appleby and his wife and was valued utilizing the projected unit credit method with the following assumptions: (1) assumed discount rate of 2.86% based upon the Citigroup Pension Discount Curve, (2) no enrollment in Medicare, (3) benefits are non-contributory by the employee up to $50,000, (4) retiree and his spouse receive coverage until retiree reaches the age of 75, (4) impact of the Patient Protection and Affordable Care Act enacted in March 2010, in particular the provision for an excise tax, (5) mortality rates from the RP 2000 Healthy Male and Female tables and (6) health care cost trend assumptions of 9.0% initially followed with an ultimate trend of 5.0%.

Potential Payments Upon Termination or Change in Control

The following table quantifies the potential contractual and/or plan termination and change-in-control payment amounts assuming hypothetical triggering events had occurred as of December 31, 2013. The price per share of our stock as of the fiscal year-end used in calculating the value of outstanding stock was $910.78.

Name	Item of Compensation	Termination Upon Death/Disability	Termination Upon Retirement	Involuntary Termination Not for Cause or Reason	Termination for Cause	Voluntary Resignation(1)	Termination Upon Change in Control
Charles Appleby(2)	Bonus	$474,917	$474,917	$474,917	$—	$474,917	$474,917
	Value of Benefits	$507,218	$507,218	$507,218	$—	$507,218	$507,218
	Multiple of Salary and Bonus	$1,999,833	$1,999,833	$1,999,833	$—	$1,999,833	$1,999,833
	Total Payments	$2,981,968	$2,981,968	$2,981,968	$—	$2,981,968	$2,981,968

Steven Carn	Bonus	$361,726	$361,726	$361,726	$—	$361,726	$361,726
	Unvested Stock Options	$225,558	$—	$—	$—	$—	$225,558
	Multiple of Salary and Bonus	$1,473,452	$1,473,452	$1,473,452	$—	$1,473,452	$1,473,452
	Total Payments	$2,060,736	$1,835,178	$1,835,178	$—	$1,835,178	$2,060,736

Walter Hall(3)	Bonus	$450,540	$450,540	$450,540	$—	$450,540	$450,540
	Unvested Stock Options	$480,229	$—	$—	$—	$—	$480,229
	Multiple of Salary and Bonus	$1,831,081	$1,831,081	$1,831,081	$—	$1,831,081	$1,831,081
	Total Payments	$2,761,850	$2,281,621	$2,281,621	$—	$2,281,621	$2,761,850

Richard Burke(4)	Bonus	$420,640	$420,640	$420,640	$—	$420,640	$420,640
	Unvested Stock Options	$625,486	$—	$—	$—	$—	$625,486
	Multiple of Salary and Bonus	$1,771,281	$1,771,281	$1,771,281	$—	$1,771,281	$1,771,281
	Total Payments	$2,817,407	$2,191,921	$2,191,921	$—	$2,191,921	$2,817,407

David Lavender(5)	Unvested Stock Options	$84,056	$—	$—	$—	$—	$84,056
	Total Payments	$84,056	$—	$—	$—	$—	$84,056

(1)	For all NEO’s except David Lavender, voluntary resignation payments are based upon resignation for good cause, which is defined in the agreements as a breach of the agreement by the Company or a relocation of principal place of business to a location that represents a material change (50 miles from principal place of business) in geographic location or a material diminution in authority, duties, responsibilities, reporting position or compensation.
(2)	Should Mr. Appleby not be selected as chairman of the board following his retirement, he remains entitled to an amount equal to two times his base salary and two times the bonus amount received during the fiscal year immediately preceding the fiscal year of retirement, as shown in the “Termination Upon Retirement” column. In 2014, Mr. Appleby elected to retire effective July 1, 2014. For further information, refer to “Employment Related Agreement of Charles C. Appleby” above.

(3)	Should Mr. Hall not be named CEO and terminate his employment following the retirement of Mr. Appleby, he is entitled to a stock repurchase plan whereby the parent company will purchase all of his shares owned as of November 20, 2012 in three ratable tranches commencing on the date of such announcement and for two successive annual installments thereafter on the anniversary date of such announcement. On the final installment payment for the shares owned prior to November 20, 2012, all shares acquired after November 20, 2012 will also be purchased. Shares are redeemable at a price equal to greater of the public company value per share or EBITDA value per share with a floor price staggered based upon time for the original shares owned prior November 20, 2012. The floor price timing commences on November 19, 2012 through December 31, 2013 at $610.96 per share, from January 1, 2014 through December 31, 2014 at $843.13 per share, from January 1, 2015 through December 31, 2015 at $878.47 per share and from January 1, 2016 and thereafter at $932.25 per share, with the floor price only applicable to the shares held prior to November 20, 2012. Any difference between fair market value and the floor price is payable on January 15, 2017. Further he is entitled to an amount equal to two times his salary and bonus of the immediately preceding year plus a pro-rata portion of his earned bonus. Mr. Hall was not selected CEO in 2014 and voluntarily resigned.
(4)	If Mr. Burke is selected as CEO upon Mr. Appleby’s retirement, all options become fully vested immediately. If Mr. Burke is not selected as CEO, but remains with the company, the options vest 60% on January 1, 2015 and 20% annually thereafter on January 1. In the event that Mr. Burke is not selected as CEO and does not remain with the company, all options terminate. Further he is entitled to an amount equal to two times his salary and bonus of the immediately preceding year plus a pro-rata portion of his earned bonus. Any payment under the MIP with respect to fiscal 2013 were pro-rated to reflect the increase in Mr. Burke’s target bonus amount. Mr. Burke was selected as successor CEO in 2014, upon Mr. Appleby’s retirement and was named President and COO.
(5)	Mr. Lavender is not subject to a compensation agreement and therefore has no stipulated benefits, except those related to unvested stock options in the event of termination in the event of death or disability or upon change of control.

All NEO’s, other than Mr. Lavender are subject to non-competition, non-solicitation and non-interference with employees for two years following termination of employment for any reason and indefinite confidentiality provision.

Change-in-Control Payments

Each NEO is a party to a change-in-control agreement with the company under which, in certain circumstances, payments, including perquisites and health and welfare benefits, would be paid by us in the event of a termination of the NEO’s employment within the two-year period after the change-in-control. A termination would only trigger payments if made by us for a reason other than for “cause” or a failure of a successor company to assume the agreement or a breach of the agreement by us or a successor company.

A change-in-control is defined to mean a change-in-control event under Section 409A of the Internal Revenue Code.

The payments to a NEO under these change-in-control employment agreements would be made in 24 equal installment payments for the base salary and bonus multiples and in a lump sum within 75 days following termination for the bonus amount due pro-rata share.

Other Termination Provisions

Our incentive plans also provide for payments to NEOs in the event of termination under certain circumstances not related to change-in-control, such as death, disability, retirement, and job elimination. Refer to the chart and footnotes included above for a full description of such benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company did not have a formal approval policy for related party transactions during fiscal 2013.

Promissory Notes Relating to Exercise of Advanced Disposal Stock Options

On December 31, 2008, Advanced Disposal issued to Charles Appleby, Walter Hall, Steven Carn, Mary O’Brien, Steven Del Corso and Christian Mills, executive officers of Advanced Disposal, promissory notes in an aggregate principal amount of $28.0 in connection with the exercise of stock options by such officers. Each of the borrowers pledged the shares purchased with the proceeds of the full recourse notes as collateral for the notes. The promissory notes accrued interest semi-annually at a rate of 2.83% through December 31, 2011 and .89% from January 1, 2012 and thereafter, which is payable on the due date of the notes.

Refer to the employment agreements listed on p. 97 and 99 of Mr. Appleby, Mr. Hall and Mr. Burke for repayment provisions. All other loans mature at the earlier of six years from the date of issuance, upon termination of employment or upon sa gle of stock.

The loan amounts consisting of unpaid principal and interest as of December 31, 2013 are as follows: Mr. Appleby for $10.6; Mr. Hall for $8.5; Mr. Carn for $5.3, Mr. DelCorso for $2.1, Ms. Mills for $0.7 and Ms. O’Brien for $4.3 . The loans were distributed by Advanced Disposal Services, Inc. to Advanced Disposal Waste Holdings Corp., the parent company of the Issuer, in November 2012. The loans are not obligations of the Company or any of its subsidiaries. Mr. Burke’s loan was issued in 2012 in connection with his purchase of stock of Advanced Disposal Waste Holdings Corp. and consists of unpaid principal and interest as of December 31, 2013 of $0.3.

Employment Relationships

Certain related party employment relationships exist within the Company. One of Mr. Appleby’s immediate family members is employed by the Company and total compensation, excluding stock options granted for fiscal 2013 and 2012was $152,477 and $120,309, respectively. He was awarded options during 2013 and 2012 with a fair market value of $4,340 and $12,539. One of Mr. Hall’s immediate family members is employed by the Company as a district operating officer and total compensation, excluding stock options granted for fiscal 2013 and 2012 was $291,950 and $180,144, respectively. He was awarded options during 2013 and 2012 with a fair market value of $8,868 and $23,130. Refer to CD&A above for a description of stock repurchase plans with certain named NEO’s. Mr. Lavender was provided an advance of $215,154 for his moving expenses and relocation in 2012, which was repaid to the Company in April 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $1.2 and $1.1 for the fiscal years ended December 31, 2013 and 2012, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q and assistance with the review of documents filed with the SEC.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies

The duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Principal Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Ernst & Young LLP described above were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements.

Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page 50 of this report.

(2)	Consolidated Financial Statement Schedules.

No financial statement schedules are included because they are not applicable, are not required, or because required information is included in the financial statements or the notes thereto.

(b)	See Exhibit Index immediately following signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADS WASTE HOLDINGS, INC.

By:	/s/ Charles C. Appleby
Charles C. Appleby
Chief Executive Officer and Director

Date: March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Steven R. Carn, Matthew Gunnelson, Jennifer Lada, Scott Friedlander, Walter Hall and Richard Burke, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable ADS Waste Holdings, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Charles C. Appleby	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2014
Charles C. Appleby

/s/ Steven R. Carn	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 21, 2014
Steven R. Carn

/s/ Richard Burke	President and Director	March 21, 2014
Richard Burke

/s/ Matthew Gunnelson	Chief Accounting Officer, Assistant Treasurer (Principal Accounting Officer)	March 21, 2014
Matthew Gunnelson

/s/ Christopher Beall	Director	March 21, 2014
Christopher Beall

/s/ John Miller	Director	March 21, 2014
John Miller

/s/ Bret Budenbender	Director	March 21, 2014
Bret Budenbender

/s/ Jared Parker	Director	March 21, 2014
Jared Parker

Signature	Title	Date

/s/ Wilson Quintella Filho	Director	March 21, 2014
Wilson Quintella Filho

/s/ Matthew Rinklin	Director	March 21, 2014
Matthew Rinklin

/s/ Robert Wholey	Director	March 21, 2014
Robert Wholey

Exhibit Number	Description of Exhibits

3.1

Certificate of Incorporation of ADS Waste Holdings, Inc.

(Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

3.2

Bylaws of ADS Waste Holdings, Inc.

(Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

4.1

Indenture, dated as of October 9, 2012, between ADS Waste Escrow Corp. and Wells Fargo Bank, National Association, as trustee

(Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

4.2

Supplemental Indenture, dated as of November 20, 2012 between ADS Waste Holdings, Inc., and Wells Fargo Bank, National Association, as trustee

(Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

4.3

Supplemental Indenture, dated as of November 20, 2012 among certain subsidiaries of ADS Waste Holdings, Inc., as guarantors, and Wells Fargo Bank, National Association, as trustee

(Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

4.4

Registration Rights Agreement, dated as of October 9, 2012, between ADS Waste Escrow Corp. and Deutsche Bank Securities, Inc., as representative of the initial purchasers

(Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.1

Senior Secured Credit Agreement, dated as of October 9, 2012, among ADS Waste Escrow Corp. II, as escrow borrower, ADS Waste Holdings, Inc., as borrower upon the acquisition date, Advanced Disposal Waste Holdings Corp., as intermediate holdings upon the acquisition date, the lenders party thereto, Deutsche Bank Trust Company, Americans, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC, Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as joint bookrunners and joint lead arrangers, Macquarie Capital (USA) Inc. and UBS Securities LLC, as co- syndication agents, and Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as co-documentation agents

(Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013, as amended and/or supplemented by (i) Exhibit 10.1 of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 16, 2013, (ii) Exhibit 10.1(a) of the Company’s Amendment No. 5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 1, 2013 and (iii) Exhibit 10.1(a) of the Company’s Amendment No. 6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2013)

Exhibit Number	Description of Exhibits

10.2

Amendment No. 1, dated as of February 8, 2013, to the credit agreement, dated as of October 9, 2012, among ADS Waste Holdings, Inc., Advanced Disposal Waste Holdings Corp., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, issuing bank and swing line lender

(Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.3	Amendment No. 2, dated as of February 14, 2014, to the credit agreement, dated as of October 9, 2012, among ADS Waste Holdings, Inc., Advanced Disposal Waste Holdings Corp., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, issuing bank and swing line lender

10.4

Share Purchase Agreement, dated as of July 18, 2012, by and among Veolia Environmental Services North America Corp., VES Solid Waste Holdings, LLC, and Star Atlantic Waste Holdings II, L.P.

(Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013, as amended and /or supplemented by (i) Exhibit 10.3 of the Company’s Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2013, (ii) Exhibit 10.3 of the Company’s Amendment No. 3 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2013, (iii) Exhibit 10.3 of the Company’s Amendment No. 4 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 17, 2013 and (iv) Exhibit 10.3 of the Company’s Amendment No. 6 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 6, 2013)

10.5

Amendment, dated as of November 20, 2012, to the Share Purchase Agreement, dated as of July 18, 2012, by and among Veolia Environmental Services North America Corp., VES Solid Waste Holdings, LLC, and Star Atlantic Waste Holdings II, L.P.

(Incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.6

Form of Indemnity Agreement for Directors and Executive Officers of ADS Waste Holdings, Inc.

(Incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.7

Executive Employment Agreement for Charles Appleby, dated November 20, 2012

(Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.8

Executive Employment Agreement for Richard Burke, dated November 20, 2012

(Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.9

Executive Employment Agreement for Walter Hall Jr., dated November 20, 2012

(Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.10	Separation and Release Agreement for Walter Hall Jr., dated January 17, 2014

Exhibit Number	Description of Exhibits

10.11

Executive Employment Agreement for Steven Carn, dated November 20, 2012

(Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.12

Executive Employment Agreement for Mary O’Brien, dated November 20, 2012

(Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.13

Executive Employment Agreement for Scott Friedlander, dated November 20, 2012

(Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.14

2012 ADS Waste Holdings Corp. Stock Incentive Plan

(Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.15

Amended and Restated Share Price Protection Agreement, between the Company and Charles Appleby, dated December 20, 2012

(Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.16

Form of Senior Management Stock Option Award Agreement (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.17

Form of Management Stock Option Award Agreement, Annual Award (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.18

Form of Management Stock Option Award Agreement, Strategic Performance Award (Post-2009) (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.19

Form of Management Stock Option Award Agreement/Strategic Performance Award (Pre-2010) (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.20

Form of Senior Management Stock Option Award Agreement under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

Exhibit Number	Description of Exhibits

10.21

Form of Management Stock Option Award Agreement, Strategic Performance Award under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.22

Form of Management Stock Option Award Agreement, Annual Award under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

14.1	Code of Business Conduct

21.1	Subsidiaries of ADS Waste Holdings, Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document