Form 10-Q
period 2014-03-31
ADS Waste Holdings, Inc.
filed 2014-05-14
CIK 1585790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 13, 2014 was 1,000 shares.

*	Registrant has only been subject to such filing requirements since November 8, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this quarterly report on Form 10-Q, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities & Exchange Act of 1934, as amended and are subject to the “safe harbor” created by those sections. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

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

ADS Waste Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except share data)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$27.0	$12.0
Accounts receivable, net of allowance for doubtful accounts of $8.6 and $8.4, respectively	179.7	193.1
Prepaid expenses and other current assets	31.8	35.2
Deferred income taxes	7.2	7.2
Assets of businesses held for sale	—	3.1

Total current assets	245.7	250.6
Restricted cash	2.4	2.4
Other assets, net	117.2	121.2
Property and equipment, net	1,654.0	1,667.4
Goodwill	1,166.4	1,166.4
Other intangible assets, net	408.6	418.8

Total assets	$3,594.3	$3,626.8

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$61.7	$83.5
Accrued expenses	120.3	117.8
Deferred revenue	58.6	60.3
Current maturities of landfill retirement obligations	27.7	28.7
Current maturities of long-term debt	45.6	29.1
Liabilities of businesses held for sale	—	1.7

Total current liabilities	313.9	321.1
Other long-term liabilities, less current maturities	52.2	48.2
Long-term debt, less current maturities	2,299.0	2,302.8
Accrued landfill retirement obligations, less current maturities	159.5	155.6
Deferred income taxes	239.2	247.6

Total liabilities	3,063.8	3,075.3

Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,107.9	1,109.5
Accumulated other comprehensive income	2.4	2.5
Accumulated deficit	(579.8)	(560.5)

Total stockholders’ equity	530.5	551.5

Total liabilities and stockholders’ equity	$3,594.3	$3,626.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in millions)	Three Months Ended March 31,
	2014	2013

Service revenues	$321.2	$307.2

Operating costs and expenses
Operating	210.4	197.0
Selling, general and administrative	38.5	36.1
Depreciation and amortization	62.2	66.7
Acquisition and development costs	—	0.1
Loss on disposal of assets	0.3	0.1
Restructuring charges	1.5	1.2

Total operating costs and expenses	312.9	301.2

Operating income	8.3	6.0

Other income (expense)
Interest expense	(35.5)	(46.2)
Other, net	0.7	0.5

Total other expense	(34.8)	(45.7)

Loss from continuing operations before income taxes	(26.5)	(39.7)
Income tax benefit	(7.5)	(14.2)

Loss from continuing operations	(19.0)	(25.5)

Discontinued operations
(Loss) income from discontinued operations	(0.5)	0.5
Income tax benefit	(0.2)	(0.6)

Discontinued operations, net	(0.3)	1.1

Net loss	$(19.3)	$(24.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in millions)	Three Months Ended March 31,
	2014	2013

Net loss	$(19.3)	$(24.4)

Other comprehensive (loss) income, net of tax Market value adjustments for hedges	(0.1)	0.9

Comprehensive loss	$(19.4)	$(23.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
(in millions, except share data)	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2013	1,000	$—	$1,109.5	$2.5	$(560.5)	$551.5
Net loss	—	—	—	—	(19.3)	(19.3)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	—	0.3	—	—	0.3
Return of capital to parent company	—	—	—	(1.9)	—	(1.9)

Balance at March 31, 2014	1,000	$—	$1,109.8	$0.5	$(579.8)	$530.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(19.3)	$(24.4)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	62.5	67.7
Amortization of terminated derivative contracts	—	1.5
Amortization of interest rate cap premium	0.9	—
Amortization of debt issuance costs	2.7	3.2
Accretion of original issue discount	1.2	1.2
Accretion on landfill retirement obligations	3.1	3.9
Accretion on capital leases and long-term debt	0.3	—
Accretion on loss contracts and other long-term liabilities	0.2	—
Provision for doubtful accounts	1.5	1.1
(Gain) loss on sale of property and equipment	(0.2)	0.1
Loss on disposition of business	—	1.5
Stock option vesting	0.3	1.1
Change in deferred tax provision	(8.3)	(5.4)
Earnings in equity investee	0.1	(0.2)
Changes in operating assets and liabilities, net of business acquired
Decrease in accounts receivable	12.6	13.0
Decrease in prepaid expenses and other current assets	3.7	5.6
Decrease (increase) in other assets	1.0	(2.7)
Decrease in accounts payable	(8.3)	(9.2)
Increase (decrease) in accrued expenses	3.9	(1.2)
Decrease in unearned revenue	(2.1)	(0.9)
Decrease (increase) in other long-term liabilities	3.7	(12.9)
Capping, closure and post-closure expenditures	(2.6)	(1.1)

Net cash provided by operating activities	56.9	41.9

Cash flows from investing activities
Purchases of property and equipment and construction and development	(50.8)	(31.5)
Proceeds from sale of property and equipment	0.2	0.1
Acquisition of business, net of cash acquired	(1.9)	(0.2)
Proceeds from sale of business	2.2	—
Repayments of notes receivable	—	0.1

Net cash used in investing activities	(50.3)	(31.5)

Cash flows from financing activities
Proceeds from borrowings on long-term debt	35.0	105.0
Repayment on long-term debt	(23.4)	(34.6)
Deferred financing charges	(1.3)	(21.0)
Bank overdraft	—	(3.3)
Return of capital	(1.9)	—

Net cash provided by financing activities	8.4	46.1

Net increase in cash and cash equivalents	15.0	56.5
Cash and cash equivalents, beginning of period	12.0	18.8

Cash and cash equivalents, end of period	$27.0	$75.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

1.	Business Operations

ADS Waste Holdings, Inc. (the “Company”, “ADS Waste” or “ADS”) together with its consolidated subsidiaries, as a combined consolidated entity, is a regional environmental services company providing nonhazardous solid waste collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas.

The Company currently manages and evaluates our principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal, recycling services and billing services. Additional information related to our segments can be found in Note 9.

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

(in millions, except share data)

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

For periods subsequent to the Reorganization, the Company’s consolidated financial statements include accounts and those of its majority-owned subsidiaries in which it has a controlling interest, after the elimination of intercompany accounts and transactions. All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s annual financial statements for the year ended December 31, 2013.

In preparing its financial statements, the Company makes numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. The Company must make these estimates and assumptions because certain information that it uses is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated. In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment. In preparing its financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to the Company’s accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with its insured and self-insured claims. Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

3.	Landfill Liabilities

Liabilities for final closure and post-closure costs for the year ended December 31, 2013 and for the three months ended March 31, 2014 are shown in the table below:

Balance at December 31, 2012	$191.5
Increase in retirement obligation	10.8
Accretion of closure and post-closure costs	15.0
Disposition	(6.5)
Change in estimate	(14.5)
Costs incurred	(12.0)

Balance at December 31, 2013	184.3
Increase in retirement obligation	2.4
Accretion of closure and post-closure costs	3.1
Costs incurred	(2.6)

Balance at March 31, 2014	187.2
Less: Current portion	(27.7)

$159.5

At two landfills, the Company provides financial assurance by depositing cash into restricted funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations.

The fair value of funds and escrow accounts for which the Company is the sole beneficiary was $2.4 at March 31, 2014.

4.	Discontinued Operations

The Company completed the sale of certain assets and liabilities in Oxford, MA in December 2013 and the results of operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2013.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

The Company entered into a letter of intent in December 2013, to sell certain assets in Panama City, FL for approximately $2.0 and completed the sale in January 2014. The assets are classified as held for sale in the accompanying condensed consolidated balance sheets as of December 31, 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses in Georgia and New Jersey. The Company completed the divestitures in 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2013.

The Company completed the sale of certain assets and liabilities in New York and New Jersey from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security due 2017. The Company also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. The results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2013.

The following table summarizes the assets and liabilities of those businesses that are presented as held for sale in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

	March 31,	December 31,
	2014	2013
ASSETS
Accounts receivable, net	$—	$0.7
Prepaid expenses and other current assets	—	0.3
Property and equipment, net	—	2.1

Total assets	$—	$3.1

LIABILITIES
Accounts payable	$—	$1.0
Accrued expenses	—	0.4
Deferred revenue	—	0.3

Total liabilities	$—	$1.7

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

The following table summarizes the revenues and expenses of those businesses that are presented as discontinued operations prior to impairment charges in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013

Service revenues	$0.4	$34.5

Operating costs and expenses
Operating	0.6	31.0
Selling, general and administrative	0.5	1.9
Depreciation and amortization	0.3	1.0
Gain on disposal of assets	(0.5)	—

Total operating costs and expenses	0.9	33.9

Other expense
Interest expense	—	(0.1)

Total other expense	—	(0.1)

(Loss) income from discontinued operations before income tax	(0.5)	0.5
Tax benefit	(0.2)	(0.6)

Income from discontinued operations, net of taxes	$(0.3)	$1.1

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

5.	Debt

The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.15% and 4.17% at March 31, 2014 and December 31, 2013, respectively) due quarterly; balance due at maturity in October 2017	$25.0	$8.0

Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.6	3.5

Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	0.5	0.6

Term loans; quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% and 1.25% at March 31, 2014 and December 31, 2013, respectively, plus an applicable margin of 300 basis points at March 31, 2014 and December 31, 2013	1,777.5	1,782.0

Senior notes payable; interest at 8.25% payable in arrears semi-annually comencing April 1, 2013; maturing on October 1, 2020	550.0	550.0

Capital lease obligations, maturing through 2024	15.0	15.4

Other debt	0.5	1.1

	2,372.1	2,360.6

Less: Original issue discount	(27.5)	(28.7)
Less: Current portion	(45.6)	(29.1)

	$2,299.0	$2,302.8

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

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

Revolving Credit and Letter of Credit Facilities

As of March 31, 2014, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under various credit facilities. The Company’s revolving credit facility is its primary source of letter of credit capacity and expires in October 2017. As of March 31, 2014, the Company had an aggregate of approximately $68.4 of letters of credit outstanding under various credit facilities.

Debt Borrowings and Repayments

The Company repaid $18.0 under its revolving credit facilities, $4.5 on its Term B loan and $0.9 on various other obligations in cash during the three months ended March 31, 2014. The Company had $35.0 of borrowings in cash during the three months ended March 31, 2014.

In February 2014, the Company refinanced its Term B loan in an amount equal to the outstanding principal at December 31, 2013 bearing interest at a LIBOR floor of 0.75% plus 300 basis points or the base rate as defined plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $1.3 for the period ended March 31, 2014. In February 2013, the Company refinanced its Term B loan in amount equal to the outstanding principal at December 31, 2012 bearing interest at a LIBOR floor of 1.25% plus 300 basis points or the base rate, as defined, plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $19.5. The covenants remained unchanged from the previous debt and the Company was in compliance with the covenants.

6.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Fuel commodity derivatives	Other current assets	$—	$0.1
Interest rate caps	Other assets	5.2	6.1

Total derivative assets		$5.2	$6.2

We have not offset fair value of assets and liabilities recognized for our derivative instruments.

Interest Rate Cap

In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The Company recorded the premium of $5.0 in other assets in the condensed consolidated balance sheets and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.9 and $0 for the three month period ending March 31, 2014 and 2013, respectively. The original notional amounts of the contracts aggregated are approximately $1,212.0 at December 31, 2013 and expire in tranches through 2016.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

Interest Rate Swaps

The Company has used interest rate swaps to maintain a portion of its debt obligations at fixed market interest rates. These interest rate derivatives qualify for hedge accounting. In November 2012, the Company terminated these interest rate swaps in connection with its debt refinancing and paid approximately $7.0 upon termination. The amounts were frozen in accumulated other comprehensive income upon termination and are being amortized to interest expense over the remaining term.

The following table summarizes the impacts of periodic settlements of terminated swap agreements on the Company’s results of operations:

	Three Months Ended
	March 31,
	2014	2013

Terminated swap agreements	$—	$1.5

Commodity Derivatives

The market prices of diesel fuel and natural gas are unpredictable and can fluctuate significantly. A significant increase in the price of fuel or natural gas could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements related to the Company’s collection and transfer assets. The Company hedged a total of approximately 7.3 million gallons of fuel with strike prices ranging from $2.79 to $3.04 per gallon. The hedges expired in various periods through March 31, 2014. Further, the Company entered into put options to reduce the exposure of a decrease in natural gas prices. The Company hedged approximately 0.5 BTUs of natural gas with strike price of $5.10 which expired by December 31, 2013.

There was no significant ineffectiveness associated with the Company’s cash flow hedges for the three month periods ended March 31, 2014 and 2013.

7.	Income Taxes

The Company’s effective income tax rate for continuing operations for the three months ended March 31, 2014 and 2013 was 28.3% and 35.8%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended March 31, 2014 was primarily due to a permanent difference from an employee stock option plan. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended March 31, 2013 was not significant.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

The Company’s effective income tax rate from discontinued operations for the three months ended March 31, 2014 and 2013 was 40% and 120%, respectively. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three months ended March 31, 2014 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three months ended March 31, 2013 was primarily due to the impact of the release in the recorded valuation allowance due to the projected use of net operating losses in certain legal entities.

8.	Commitments and Contingencies

Financial Instruments—The Company has obtained letters of credit, performance bonds and insurance policies and has established funds for performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by the Company’s revolving credit facility and other credit facilities established for that purpose.

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

Insurance—The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages the Company believes are customary to the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Its exposure, however, could increase if its insurers are unable to meet their commitments on a timely basis.

The Company has retained a significant portion of the risks related to its automobile, general liability, workers’ compensation and health claims programs. For its self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from the Company’s assumptions used. The Company does not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on its financial condition, results of operations or cash flows.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

Litigation—In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in Chester County, Pennsylvania in 2014. The Georgia case was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiff’s contract with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss if any cannot currently be estimated.

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

Multiemployer Defined Benefit Pension Plans—Approximately 12% of the Company’s workforce is covered by collective bargaining agreements with various union locals across our operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which we contribute could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

Tax Matters—The consolidated company ADS Waste Holdings, Inc. is not currently under audit. The company has open tax years that cover the periods from 2012 through 2013. The company was formed through a series of transactions including the contribution of equity of Advanced Disposal Services, Inc. and Subsidiaries (“ADS”) and HWStar Holdings Corp. and Subsidiaries (“IWS”). Neither ADS nor IWS are currently under audit by the IRS. ADS has an open tax year for the 2011 period. IWS has open tax years that cover the periods from 1998 through 2010, and 2012.

On November 20, 2012, the Company acquired Veolia ES Solid Waste, Inc. in a stock acquisition. Prior to the acquisition, the Veolia ES Solid Waste division was part of the Veolia Environmental consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste’s pre-acquisition tax liabilities.

The Company maintains a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on its results of operations or cash flows.

9.	Segment and Related Information

The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial, industrial, and municipal customers throughout our operating regions. Summarized financial information concerning its reportable segments for the three months ended March 31, 2014 and 2013 are shown in the table below:

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2014
South	$121.4	$17.6	$18.7
East	78.4	(0.9)	17.2
Midwest	121.4	7.4	24.3
Corporate	—	(15.8)	2.0

	$321.2	$8.3	$62.2

Three Months Ended March 31, 2013
South	$117.3	$17.4	$18.4
East	78.6	0.5	19.1
Midwest	111.3	2.7	27.0
Corporate	—	(14.6)	2.2

	$307.2	$6.0	$66.7

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

Fluctuations in the Company operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, its revenues and income from operations typically reflect seasonal patterns. The Company’s operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. Historically, the volumes of industrial and residential waste in certain regions in which it operates have tended to increase during the summer months. The Company’s second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

During the three months ended March 31, 2014 and 2013, the Company recognized $1.5 and $1.2 of pre-tax restructuring charges, respectively, of which for the three months ended March 31, 2014, $1.0 was related to relocations and $0.5 was related to lease termination costs and for the three months ended March 31, 2013, $0.2 was related to employee severance and benefits cost and $1.0 was related to relocation.

Since inception of the reorganization program through March 31, 2014, the Company had recognized $21.4 of restructuring charges, of which $12.8 related to employee severance and benefits, $4.5 associated with lease termination costs and the remainder was associated with relocation costs. Of the total amount recognized since inception of the program in 2012, the Company has paid $15.8 of these costs. At March 31, 2014, the Company had approximately $3.5 of accrued employee severance and $2.1 of lease termination costs, which will be paid through November 2020.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

11.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurement at March 31, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$27.0	$27.0	$—	$—	$—	$27.0
Restricted cash	2.4	2.4	—	—	—	2.4
Derivative instruments - Asset position	5.2	—	5.2	—	—	5.2

Total recurring fair value measurements	$34.6	$29.4	$5.2	$—	$—	$34.6

		Fair Value Measurement at December 31, 2013 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$12.0	$12.0	$—	$—	$—	$12.0
Restricted cash	2.4	2.4	—	—	—	2.4
Derivative instruments - Asset position	6.2	—	6.2	—	—	6.2

Total recurring fair value measurements	$20.6	$14.4	$6.2	$—	$—	$20.6

Fair Value of Debt

The fair value of the Company’s debt (Level 2) is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of March 31, 2014 and December 31, 2013, respectively.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

The estimated fair value of the Company’s debt is as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Senior notes	$599.5	$596.1
Term loan B	1,773.0	1,788.1

	$2,372.5	$2,384.2

The carrying value of the Company’s debt at March 31, 2014 was approximately $2,327.5 as compared to a carrying value of $2,332.0 at December 31, 2013.

12.	Stock-Based Compensation

During the three months ended March 31, 2014, there were no grant issuances under its stock option plan. For the three months ended March 31, 2014, 4,277 annual and senior management options were forfeited and 3,687 strategic options were forfeited. The weighted average exercise price of its annual and strategic stock options were $534 and $551, respectively.

The weighted average remaining contractual term for both the annual and strategic stock option plans were 7.8 years. Total unrecognized compensation expense was approximately $3.2, which will be recognized over the next four years. For the three months ended March 31, 2014, compensation expense was approximately $0.3.

13.	Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

Three Months Ended March 31, 2014(a)
Gains and Losses on Derivative Instruments

Balance, December 31, 2013	$2.5

Other comprehensive loss before reclassifications, net of tax	(0.1)
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive loss	(0.1)

Balance, March 31, 2014	$2.4

(a)	Amounts in parentheses represent debits to accumulated other comprehensive income.

ADS Waste Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in millions, except share data)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows:

	Amount of Derivative Gain (Loss) Recognized in OCI Effective Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2014	2013

Fuel commodity derivatives	$(0.1)	$0.5
Natural gas commodity derivatives	—	(0.2)
Interest rate caps	—	0.5

Total before tax	(0.1)	0.8
Tax expense	—	(0.4)

Net of tax	$(0.1)	$0.4

The amounts reclassified out of each component of accumulated other comprehensive income are as follows:

	Statement of	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a) Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	Operations Classification	2014	2013

Gains and losses on cash flow hedges:
Interest rate swaps	Interest expense	$—	$(1.5)
Fuel commodity derivatives	Operating expenses	—	0.5
Natural gas commodity derivatives	Service revenues	—	0.2

Total reclassifications for the period, before tax		—	(0.8)
Tax impact		—	(0.3)

Total reclassifications for the period, net of tax		$—	$(0.5)

(a)	Amounts in parentheses represent debits to the statement of operations classification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on Form 10-K for the year ended December 31, 2013.

Overview

We are the largest privately owned non-hazardous solid waste management company in the United States, as measured by revenue and provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the Southeast, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. We service over 2.3 million residential customers, approximately 302,000 commercial and industrial (“C&I”) customers and 732 municipalities. We are vertically integrated with approximately 5,300 employees and we own or operate a network of 91 collection operations, 71 transfer stations, 25 recycling facilities and 42 active landfills with a fleet of approximately 3,000 vehicles.

Results of Operations

The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as percentage of our revenue).

	Three Months Ended March 31,
	2014		2013

Service revenues	$321.2	100.0%	$307.2	100.0%

Operating costs and expenses
Operating	210.4	65.5%	197.0	64.1%
Selling, general and administrative	38.5	12.0%	36.1	11.8%
Depreciation and amortization	62.2	19.4%	66.7	21.7%
Acquisition and development charges	—	0.0%	0.1	0.0%
Loss on disposition of assets	0.3	0.1%	0.1	0.0%
Restructuring	1.5	0.5%	1.2	0.4%

Total operating costs and expenses	312.9	97.5%	301.2	98.0%

Operating income	$8.3	2.5%	$6.0	2.0%

Overall, operating income increased $2.3 or 38.3% to $8.3 for the three months ended March 31, 2014 as a result of price and volume growth and lower depreciation costs.

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

Our transfer stations, landfills and, to a lesser extent, our recycling facilities generate revenue from disposal or tipping fees. Revenues from our landfill operations consists of fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue consists of the sale of recyclable commodities to third parties.

The amounts charged for collection, disposal, transfer, and recycling services may include fuel fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs and expenses to service an individual customer’s account, but rather are designed to address and to help recover for changes in ADS’ overall cost structure and to achieve an operating margin acceptable to ADS.

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

The following table sets forth our consolidated revenues for the periods indicated (in millions).

	Three Months Ended March 31,
	2014		2013

Collection	$225.3	70.1%	$215.8	70.3%
Disposal	100.0	31.1%	95.6	31.1%
Sale of recyclables	8.0	2.5%	8.6	2.8%
Fuel fees and environmental fees	20.9	6.5%	16.4	5.3%
Other revenue	23.3	7.3%	24.0	7.8%
Intercompany eliminations	(56.3)	(17.5)%	(53.2)	(17.3)%

Total service revenues	$321.2	100.0%	$307.2	100.0%

Three Months Ended March 31, 2014 compared to 2013

Revenue for the 2014 quarter was $321.2, an increase of $14.0, or 4.6%, from revenue of $307.2 in the 2013 quarter. The increase was due to the following:

•	Collection revenue increased by $9.5, or 4.4%, of which $6.0 was driven by increases in volume, $5.8 was driven by the impact of acquisitions in the current and prior years. Partially offsetting the increases were net price decreases in collection revenue of $2.3.

•	Disposal revenue increased by $4.4 or 4.6%, of which $2.3 was driven by price increases and the remainder was driven by increases in volume.

•	Sale of recyclables decreased by $0.6 or 7.0% primarily resulting from volume decreases.

•	Fuel fees and environmental fees increased by $4.5 or 27.4% due to the continuation of the harmonization and increasing participation of the fees charged to customers.

•	Other revenue decreased by $0.7 or 2.9%, which was mainly due to the loss of volume related to our national accounts business from special waste activity. The major components of other revenue are the revenues generated from the operation of two managed landfills in Florida, landfill gas-to-energy projects and the brokerage business.

Operating Expenses

The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended March 31,
	2014		2013

Operating	$207.3	64.5%	$193.1	62.8%
Accretion of landfill retirement obligations	3.1	1.0%	3.9	1.3%

Operating expenses	$210.4	65.5%	$197.0	64.1%

Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•	Transfer and disposal costs include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas).

•	Maintenance and repairs expenses include maintenance and repairs to our vehicles, equipment and containers.

•	Fuel costs include the direct cost of fuel used by our vehicles, net of fuel tax credits and any ineffectiveness on our fuel hedges. We also incur certain indirect fuel costs in our operations that are not taken into account in the above analysis.

•	Franchise fees and taxes consist of municipal franchise fees, host community fees and royalties.

•	Risk management expenses include casualty insurance premiums and claims payments and estimates for claims incurred but not reported.

•	Other expenses include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs.

•	Accretion expense related to landfill capping, closure and post-closure is included in “Operating expenses” in our consolidated income statements, however, it is excluded from the table below (refer to discussion below “Accretion of landfill retirement obligations” for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2014		2013

Labor and related benefits	$77.6	24.2%	$73.1	23.8%
Transfer and disposal costs	45.4	14.1%	42.7	13.9%
Maintenance and repairs	16.7	5.2%	14.6	4.8%
Fuel	26.4	8.2%	24.4	7.9%
Franchise fees and taxes	12.7	4.0%	12.0	3.9%
Risk management	7.2	2.2%	5.9	1.9%
Other	21.3	6.6%	20.4	6.6%

Total operating expenses	$207.3	64.5%	$193.1	62.8%

The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.

Three Months Ended March 31, 2014 compared to 2013

Operating expenses increased by $14.2, or 7.4%, to $207.3 for the 2014 quarter from $193.1 in the 2013 quarter of which $3.2 was attributable to severe winter weather experienced in most of our marketplaces.

•	Labor and related benefits increased by $4.5 or 6.2% to $77.6, of which approximately $2.1 was attributable to merit increases, $1.3 was attributable to weather related overtime costs and the remainder was due to acquisition activity.

•	Transfer and disposal costs increased by $2.7 or 6.3% to $45.4, which was primarily attributable to increases in volume from organic growth and acquisition and new contract activity.

•	Maintenance and repairs expense increased by $2.1, or 14.4% to $16.7, of which $0.9 was attributable to severe winter weather related issues and the remainder attributable to higher collection volume.

•	Fuel costs increased $2.0, or 8.2% to $26.4, of which $0.4 was due to higher cost fuel blends that were required to power vehicles in certain geographic areas during the severe weather and the remainder primarily due to overall increases in the average cost of fuel which increased 4.6% over the comparable quarter.

•	Franchise fees and taxes increased $0.7 or 5.8% to $12.7 primarily due to increases in disposal volumes.

•	Risk management expenses increased $1.3 or 22.0% to $7.2 primarily due to adverse development of existing claims compared to the same period in the prior year.

•	Other operating costs increased $0.9 or 4.4% to $21.3 in 2014, of which $0.6 was due to impacts of the severe winter weather.

Accretion of landfill retirement obligations

Accretion expense was $3.1 and $3.9 for the three months ended March 31, 2014 and 2013, respectively. The decrease of $0.8 was primarily attributable to a decrease in the interest rate on landfill retirement obligations.

Selling, General and Administrative

Selling, general and administrative expenses include salaries, legal and professional fees, rebranding and integration costs and other expenses. Salaries expenses include salaries and wages, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Rebranding and integration costs are those costs associated with rebranding all of the acquired and merged businesses’ trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but excludes any such amounts recorded as restructuring charges.

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2014		2013

Salaries	$25.1	7.8%	$24.8	8.1%
Legal and professional	2.7	0.9%	2.6	0.9%
Rebranding and integration costs	0.4	0.1%	1.3	0.4%
Other	10.3	3.2%	7.4	2.4%

Total selling, general and administrative expenses	$38.5	12.0%	$36.1	11.8%

Three Months Ended March 31, 2014 compared to 2013

Our salaries expenses increased by $0.3 or 1.2% primarily due to the merit increases over the comparable period offset by the retirement of a senior executive and favorable development in health insurance claims.

Legal and professional fees increased $0.1 or 3.8% to $2.7 impacted by current litigation matters, but remained relatively flat as a percentage of revenue.

Rebranding and integration costs are mainly related to the costs associated with the acquisition and integration of Veolia. These costs are mainly comprised of professional fees, including legal, accounting, engineering and rebranding costs. The decrease of $0.9 from the 2014 quarter to the 2013 quarter is primarily a result of nearing completion of the overall programs associated with the rebranding and integration of the Veolia acquisition.

Other selling, general and administrative expenses increased by $2.9 or 39.2% to $10.3 mainly due to an increase in general travel expenses, acceleration of the timing of certain corporate meetings, increased bank charges and rent at corporate and regional offices.

Depreciation and Amortization

The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended March 31,
	2014		2013

Depreciation, amortization and depletion of property and equipment	$51.6	16.1%	$55.6	18.1%
Amortization of other intangible assets	10.6	3.3%	11.1	3.6%

Depreciation and amortization	$62.2	19.4%	$66.7	21.7%

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

The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2014		2013

Depreciation and amortization of property and equipment	$30.7	9.6%	$35.0	11.4%
Landfill depletion and amortization	20.9	6.5%	20.6	6.7%

Depreciation, amortization and depletion	$51.6	16.1%	$55.6	18.1%

Depreciation and amortization of property and equipment decreased by $4.3 to $30.7 for the three months ended March 31, 2014 primarily due to certain assets acquired in the Veolia transaction becoming fully depreciated. Landfill depletion increased $0.3 to $20.9 due to an increase in volumes at our landfills.

Amortization of Other Intangible Assets

Amortization of other intangibles assets was $10.6 and $11.1 or as a percentage of revenue, 3.3% and 3.6%, for the three months ended March 31, 2014 and 2013, respectively. The decline in amortization is the result of certain intangible assets now being fully amortized. Our other intangible assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions

In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

Two acquisitions were completed during the three months ending March 31, 2014 for a purchase price of $0.1 subject to net working capital adjustments, which are expected to be completed within the year. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Further, we paid the final installment of $1.8 on an acquisition that closed in 2013. One acquisition was completed during the period ended March 31, 2013 for a purchase price of $0.2.

Asset Impairments and Divestitures/Discontinued Operations

From time to time, we may divest certain components of our business. Such divestitures may be undertaken for a number of reasons, including as a result of a determination that a specified asset will no longer provide adequate returns to us or will no longer serve a strategic purpose in connection with our business.

We completed the sale of certain assets and liabilities in Oxford, MA in December 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2013.

We entered into a letter of intent in December 2013, to sell certain assets in Panama City, FL and completed the sale in January 2014. The assets are classified as held for sale in the accompanying condensed consolidated balance sheets as of December 31, 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

In connection with the acquisition of Veolia ES Solid Waste division, we were required by the United States Department of Justice to divest certain businesses in Georgia and New Jersey. We completed the divestitures in 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2013.

In August 2013, we completed the sale of certain assets and liabilities in New York and New Jersey from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security due 2017. We also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. The results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three month period ended March 31, 2013.

(Loss) income from discontinued operations before tax for the three months ended March 31, 2014 and 2013 was $(0.5) and $0.5, respectively. The increase in the loss is due to the completion of the sale of the assets that were held for sale in due course in calendar 2013 and in January 2014.

Restructuring Charges

In September 2012, we announced a reorganization of our operations, designed to consolidate management and staff in connection with the merging of the operations of IWS and ADS. Subsequent to the closing of Veolia ES Solid Waste division acquisition, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter locations and divesting of certain locations. Through this reorganization, we eliminated approximately 80 positions throughout the Company and offered voluntary separation agreements to those impacted.

During the three months ended March 31, 2014 and 2013, we recognized $1.5 and $1.2 of pre-tax restructuring charges, respectively, of which for the three months ended March 31, 2014, $1.0 was related to relocations and $0.5 was related to lease termination costs and for the three months ended March 31, 2013, $0.2 was related to employee severance and benefits cost and $1.0 was related to relocation.

Interest Expense

The following table provides the components of interest expense for the periods indicated (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2014		2013
Interest expense on debt and capital lease obligations	$31.8	9.9%	$40.3	13.1%
Accretion of original issue discounts and loan costs	4.0	1.2%	4.4	1.4%
Amortization of terminated interest rate swaps	—	0.0%	1.5	0.5%
Less: capitalized interest	(0.3)	(0.1%)	—	0.0%

Total interest expense	$35.5	11.0%	$46.2	15.0%

The decrease in interest expense from the three month period ended March 31, 2013 to the three month period ended March 31, 2014 is principally due to lower interest rates on the current debt as a result of a re-pricing transaction that was affected on the Term B loan in February 2014, which lowered the interest rate floor by 50 basis points, the repricing transaction in February 2013 that lowered the margin by 100 basis points as well as decreased average debt levels during the 2014 period.

Debt Modifications

We modified our Term B loan during the three month period ended March 31, 2014 and 2013 and incurred approximately $1.3 and $19.5, respectively of costs in connection with the modifications, which were capitalized as debt issuance costs. The modification in February 2014 lowered the interest rate floor by 50 basis points and the modification in February 2013 lowered the margin by 100 basis points.

Income Taxes

The Company’s effective income tax rate for continuing operations for the three months ended March 31, 2014 and 2013 was 28.3% and 35.8%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended March 31, 2014 was primarily due to a permanent difference from an employee stock option plan. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended March 31, 2013 was not significant.

The Company’s effective income tax rate from discontinued operations for the three months ended March 31, 2014 and 2013 was 40% and 120%, respectively. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three months ended March 31, 2014 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three months ended March 31, 2013 was primarily due to the impact of the release in a recorded valuation allowance due to projected use of net operating losses in certain legal entities.

Reportable Segments

Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables (in millions):

	Service Revenues	Operating (Loss) Income	Depreciation and Amortization
Three Months Ended March 31, 2014

South	$121.4	$17.6	$18.7
East	78.4	(0.9)	17.2
Midwest	121.4	7.4	24.3
Corporate	—	(15.8)	2.0

	$321.2	$8.3	$62.2

Three Months Ended March 31, 2013

South	$117.3	$17.4	$18.4
East	78.6	0.5	19.1
Midwest	111.3	2.7	27.0
Corporate	—	(14.6)	2.2

	$307.2	$6.0	$66.7

Comparison of Reportable Segments—Three Months Ended March 31, 2014 compared to 2013

South Segment

Revenue increased $4.1, or 3.5% for the three month period in 2014 compared to the 2013 period. The increase in residential collection revenue of $3.0 over the comparable period in 2013 is primarily a result of expanding service for an existing municipal residential contract. Additionally, the commercial collection business increased by $1.3 over the comparable period driven by increases in volume and the harmonization of fuel fees and environmental fees contributed $0.6 of the increase in revenue.

Operating income from our South Segment increased by $0.2 for the three month period in 2014 compared to the 2013 period. The increase in operating income was driven by the increases in volume and pricing noted above, lower depreciation and amortization expense of $0.3 offset by increased operating costs of $0.6 as a result of the severe winter weather experienced in the South region. Further, there were increased fuel expenses of $0.4 for the period and increased leachate and gas management costs.

East Segment

Revenue decreased by $0.2, or 0.3% for the three month period in 2014 compared to the 2013 period. The decrease in revenue was driven by severe winter weather, which accounted for a decrease of $2.9 and the closure of the Moretown landfill that occurred in the latter half of calendar 2013, which contributed $0.5 to the decrease. These impacts were partially offset by acquisition volume, which contributed $3.0 and increases in price and fuel and environmental fees.

Operating income from our East Segment decreased by $1.4 for the three month period in 2014 compared to the 2013 period, primarily as a result of severe winter weather which increased operating expenses due to lost productivity and was impacted by bad debt charges in the period, partially offset by a decrease in depreciation and amortization expense of $1.9.

Midwest Segment

Revenue increased $10.1 or 9.1% for the three month period in 2014 compared to the 2013 period, which is attributable to the harmonization and increased participation of fuel fees and environmental fees which contributed $3.4 of the increase, strong volumes from special waste projects, which contributed $1.1, other disposal volume increases which contributed $2.2, and increases in both permanent and temporary rolloff which contributed $1.9. Acquisitions further contributed $1.8 of the increase in revenue for the three months ended March 31, 2014.

Operating income from our Midwest Segment increased by $4.7 for the three month period in 2014 compared to the 2013 period, which is attributable to the increases in volumes and pricing initiatives and a decrease in depreciation and amortization expense of $2.7. These increases were offset by higher operating costs due to lost productivity caused by the severe winter weather sustained for the period ended March 31, 2014, which accounted for approximately $1.9 in the quarter.

Corporate Region

Operating loss increased $1.2 or 8.2% for the three month period in 2014 compared to the 2013 period, primarily as a result of costs incurred in connection with the defense of a legal matter and increased staffing at the corporate office.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility (defined below) will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At March 31, 2014, the Company had negative working capital, which was driven by draws on the revolver to fund semi-annual interest payments on the bonds. At December 31, 2013, the Company had negative working capital which was driven by repayments on the revolving line of credit in the fourth quarter of 2013. In addition, the Company drew on its revolver to fund acquisitions that were completed in December 2013. The Company has more than adequate availability on its revolving line of credit to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations

The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances as of March 31, 2014 and December 31, 2013 (in millions):

	March 31,	December 31,
	2014	2013

Cash and cash equivalents	$27.0	$12.0

Total restricted funds	$2.4	$2.4

Debt:
Current portion	$45.6	$29.1

Long-term portion	2,299.0	2,302.8

Total debt	$2,344.6	$2,331.9

Cash on hand increased primarily as a result of a draw made on the revolving line of credit in anticipation of paying the semi-annual interest payment on the senior notes and working capital. Net debt increased due to the draw on the revolving line of credit as discussed above.

Summary of Cash Flow Activity

The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$56.9	$41.9
Net cash used in investing activities	(50.3)	(31.5)
Net cash provided by financing activities	8.4	46.1

Cash Flows Provided by Operating Activities

We generated $56.9 of cash flows from operating activities during the three months ended March 31, 2014, compared with $41.9 during the comparable 2013 period. The increase of $13.1 was driven primarily by the following factors:

•	Accelerated rate of claims closure on self-insured claims in 2013.

•	Centralization of the accounts payable function which led to a corporate-wide cash management of accounts payable to our vendors.

•	Lower interest payments on debt due to refinancing that were affected on the Term B loan.

•	Payments made on behalf of Veolia Environnment S.A. in 2013 that did not recur in 2014.

Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities

We used $50.3 of cash in investing activities during the three months ended March 31, 2014, an increase of $18.8 from the three months ended March 31, 2013, which was primarily attributable to a land purchase of $9.1 at one of our landfills and payment of retainage amounts for cell construction at our landfills. The capital expenditures were made in the ordinary course of business.

We used $1.9 for the three months ended March 31, 2014 to purchase new businesses and settle working capital adjustments compared to $0.2 for the three months ended March 31, 2013.

We received $2.2 for the three months ended March 31, 2014 from the disposal of a business. Refer to discontinued operations section for further details on the disposition.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2014, net cash provided by financing activities was $8.4 compared with $46.1 during the comparable 2013 period, a change of $35.8. The most significant items impacting the change in our financing cash flows for the three months ended March 31, 2014 and 2013 are noted below:

•	Borrowings under our revolving credit facilities totaled $35.0 during the three months ended March 31, 2014 compared to $105.0 during the comparable 2013 period, a decrease of $70.0 as a result of draws to affect a refinancing of the Term B loan, finance acquisitions, interest payments and working capital.

•	Repayments of revolving credit facilities and long-term debt totaled $23.4 during the three months ended March 31, 2014 compared to $34.6 during the comparable 2013 period, a decrease of $11.2.

•	We incurred approximately $1.3 in costs paid to our lenders in connection with refinancing our Term B loan facility for the three months ended March 31, 2014 compared to $19.5 in the comparable 2013 period for the financing of the Term B loan in 2013. Additional costs in the amount of $1.5 were paid related to the original debt issuance in the three months ended March 31, 2013.

Senior Secured Credit Facilities

In November 2012, the Company entered into (i) a $1,800.0 term loan B facility (the “Term Loan B Facility”) and (ii) a $300.0 revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected a re-pricing transaction in February 2014 and 2013, respectively, that reduced the applicable floor by 50 basis points and margin by 100 basis points, respectively. The Company paid down $4.5 during the three month period ending March 31, 2014 related to the term loan. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, for additional details regarding our Senior Secured Credit Facilities.

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2014 and December 31, 2013, we had $25.0 and $8.0 outstanding under our $300.0 revolving credit facility.

The agreement governing our credit facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the revolving credit facility that is applicable when there are outstanding loans or letters of credit under the revolving credit facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2014, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.

The Company is subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2013 through December 30, 2014	8.00:1.00
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00

8 1/4% Senior Notes due 2020

On October 9, 2012, the Company issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 (the unregistered notes) pursuant to the Indenture between the Company and Wells Fargo Bank, National Association, as trustee. As of March 31, 2014, we were in compliance with the covenants under the Indenture. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013, for additional details regarding the unregistered notes.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.

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

Financial Assurance

We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds and letters of credit or trust deposits, which are included in restricted cash. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements in the foreseeable future, although the mix of financial assurance instruments may change.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.

Recently Issued and Proposed Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a material impact on our consolidated results of operations, balance sheet or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in the prices of fuel and commodities. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements and interest rate cap agreements, to manage these exposures. We do not enter into derivatives for trading purposes. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance. We monitor our hedge positions by regular evaluating the positions at market and by performing sensitivity analysis over the unhedged fuel and variable rate debt positions.

Interest Rate Risk

Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $17.7 million change in interest expense.

We use interest rate caps to manage a portion of our debt obligations at a fixed interest rate, which are currently treated as effective hedges for accounting purposes.

Fuel Price Risk

Fuel costs represent a significant operating expense. When economically practical, we may enter into new contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel fee that is designed to recover a portion of our direct and indirect increases in our fuel costs. While we charge these fees to many of our customers, we are unable to charge fuel fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our cost of operations, (2) a smaller increase in our revenue (from the fuel fee) and (3) a decrease in our operating margin percentage, because the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our cost of operations, (2) a smaller decrease in our revenue and (3) an increase in our operating margin percentage.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in Chester County, Pennsylvania in 2014. The Georgia complaint was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiff’s contract with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.

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

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations or financial condition, from the risk factors previously disclosed in our Form 10-K for the year ended 2013, which is accessible on the SEC website at www.sec.gov.

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

May 14, 2014	ADS Waste Holdings, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer