Form 10-Q
period 2014-06-30
ADS Waste Holdings, Inc.
filed 2014-08-14
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 14, 2014 was 1,000 shares.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K dated December 31, 2013, filed with the Securities and Exchange Commission. Examples of these risks, uncertainties and other factors include, but are not limited to: risks relating to our ability to compete; risks relating to our substantial indebtedness, our ability to service such debt and our ability to comply with debt covenants; risks relating to our ability to meet liquidity needs; risks relating to our ability to implement our growth strategy as and when planned; risks associated with acquisitions; risks relating to our ability to realize operating efficiencies in the integration of the Veolia ES Solid Waste division acquisition or other business combinations; risks relating to the seasonality of our business and fluctuations in quarterly operating results; risks relating to the timing, renewal and exclusivity of contracts; risks relating to possible impairment of goodwill and other intangible assets; risks relating to our dependence on senior, regional and local management; risks associated with technology; risks relating to litigation, regulatory investigations and tax examinations; risks relating to weather conditions or natural disasters; the risk that we will not be able to improve margins; risks relating to the availability of qualified employees, particularly in new or more cost-effective locations; risks relating to the supply and price of fuel; risks relating to the pricing of commodities; risks relating to the shifting view of traditional waste streams as renewable resources in our industry; risks relating to the possible loss of key customers or loss of significant volumes from key customers; risks relating to government regulations; risks relating to the instability in the financial markets; risks relating to adverse capital and credit market conditions; and risks relating to the domestic and international economies.
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

ADS Waste Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$4.8	$12.0
Accounts receivable, net of allowance for doubtful accounts of $7.3 and $8.4, respectively	194.7	193.1
Prepaid expenses and other current assets	27.9	35.2
Deferred income taxes	7.2	7.2
Assets of businesses held for sale	—	3.1
Total current assets	234.6	250.6
Restricted cash	2.3	2.4
Other assets, net	111.2	121.2
Property and equipment, net	1,657.7	1,667.4
Goodwill	1,167.1	1,166.4
Other intangible assets, net	400.1	418.8
Total assets	$3,573.0	$3,626.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$74.0	$83.5
Accrued expenses	110.3	117.8
Deferred revenue	58.7	60.3
Current maturities of landfill retirement obligations	33.8	28.7
Current maturities of long-term debt	36.2	29.1
Liabilities of businesses held for sale	—	1.7
Total current liabilities	313.0	321.1
Other long-term liabilities, less current maturities	49.7	48.2
Long-term debt, less current maturities	2,299.4	2,302.8
Accrued landfill retirement obligations, less current maturities	160.2	155.6
Deferred income taxes	235.1	247.6
Total liabilities	3,057.4	3,075.3
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,109.0	1,109.5
Accumulated other comprehensive income	1.8	2.5
Accumulated deficit	(595.2)	(560.5)
Total stockholders’ equity	515.6	551.5
Total liabilities and stockholders’ equity	$3,573.0	$3,626.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Service revenues	$359.9	$333.6	$681.1	$640.9
Operating costs and expenses
Operating	230.8	208.0	441.3	404.8
Selling, general and administrative	41.4	48.0	80.1	84.3
Depreciation and amortization	70.7	70.1	132.9	136.8
Acquisition and development costs	—	0.1	—	0.2
Loss (gain) on disposal of assets	0.5	(0.3)	0.8	(0.2)
Restructuring charges	0.5	0.7	2.0	1.9
Total operating costs and expenses	343.9	326.6	657.1	627.8
Operating income	16.0	7.0	24.0	13.1
Other income (expense)
Interest expense	(35.0)	(37.4)	(70.4)	(83.6)
Other, net	0.5	0.7	1.4	1.2
Total other expense	(34.5)	(36.7)	(69.0)	(82.4)
Loss from continuing operations before income taxes	(18.5)	(29.7)	(45.0)	(69.3)
Income tax benefit	(3.3)	(11.0)	(10.8)	(25.2)
Loss from continuing operations	(15.2)	(18.7)	(34.2)	(44.1)
Discontinued operations
Loss from discontinued operations	(0.2)	(7.3)	(0.7)	(6.7)
Income tax benefit	—	(0.9)	(0.2)	(1.4)
Discontinued operations, net	(0.2)	(6.4)	(0.5)	(5.3)
Net loss	$(15.4)	$(25.1)	$(34.7)	$(49.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(15.4)	$(25.1)	$(34.7)	$(49.4)
Other comprehensive (loss) income, net of tax	(0.6)	2.5	(0.7)	3.4
Comprehensive loss	$(16.0)	$(22.6)	$(35.4)	$(46.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2013	1,000	$—	$1,109.5	$2.5	$(560.5)	$551.5
Net loss	—	—	—	—	(34.7)	(34.7)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	1.4	—	—	1.4
Return of capital to parent company	—	—	(1.9)	—	—	(1.9)
Balance at June 30, 2014	1,000	$—	$1,109.0	$1.8	$(595.2)	$515.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(34.7)	$(49.4)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	133.2	139.0
Amortization of terminated derivative contracts	—	3.0
Amortization of interest rate cap premium	1.5	0.3
Amortization of debt issuance costs	6.3	5.4
Accretion of original issue discount	2.4	2.4
Accretion on landfill retirement obligations	6.2	7.7
Accretion on capital leases and long-term debt	0.7	0.7
Accretion on loss contracts and other long-term liabilities	0.5	0.2
Provision for doubtful accounts	2.5	2.2
Loss (gain) on sale of property and equipment	0.6	(0.2)
(Gain) loss on disposition of business	(0.2)	7.6
Stock option vesting	1.4	2.4
Deferred tax provision	(12.0)	(25.8)
Earnings in equity investee	0.3	(0.6)
Changes in operating assets and liabilities, net of business acquired
Increase in accounts receivable	(3.5)	(11.5)
Decrease in prepaid expenses and other current assets	7.8	1.3
Decrease in other assets	1.4	0.6
(Decrease) increase in accounts payable	(1.7)	5.6
Decrease in accrued expenses	(6.4)	(4.0)
Decrease in unearned revenue	(2.2)	—
Increase (decrease) in other long-term liabilities	1.1	(3.4)
Capping, closure and post-closure expenditures	(3.8)	(2.0)
Net cash provided by operating activities	101.4	81.5
Cash flows from investing activities
Purchases of property and equipment and construction and development	(102.9)	(65.8)
Proceeds from sale of property and equipment	1.2	0.4
Acquisition of business, net of cash acquired	(4.9)	(6.0)
Proceeds from sale of business	2.1	—
Net cash used in investing activities	(104.5)	(71.4)
Cash flows from financing activities
Proceeds from borrowings of debt	60.0	105.0
Repayment on debt	(64.4)	(114.7)
Deferred financing charges	(1.2)	(21.5)
Bank overdraft	3.3	14.9
Other financing activities	0.1	0.1
Return of capital to parent	(1.9)	—
Net cash used in financing activities	(4.1)	(16.2)
Net decrease in cash and cash equivalents	(7.2)	(6.1)
Cash and cash equivalents, beginning of period	12.0	18.8
Cash and cash equivalents, end of period	$4.8	$12.7

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
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc., Advanced Disposal Services East, Inc. and MW Star Waste Holdings, Corp. and their respective subsidiaries.

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
The condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s annual financial statements for the year ended December 31, 2013.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding revenue recognition from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning or or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and related disclosure. Furthermore, the FASB issued guidance governing classification of discontinued operations. Upon adoption in 2015, certain future business dispositions may no longer meet the criteria for classification as discontinued operations.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2013 and for the six months ended June 30, 2014 are shown in the table below:

Balance at December 31, 2012	$191.5
Increase in retirement obligation	10.8
Accretion of closure and post-closure costs	15.0
Disposition	(6.5)
Change in estimate	(14.5)
Costs incurred	(12.0)
Balance at December 31, 2013	184.3
Increase in retirement obligation	7.3
Accretion of closure and post-closure costs	6.2
Costs incurred	(3.8)
Balance at June 30, 2014	194.0
Less: Current portion	(33.8)
$160.2
At two landfills, the Company provides financial assurance by depositing cash into restricted funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations.
The fair value of funds and escrow accounts for which the Company is the sole beneficiary was $2.3 at June 30, 2014.

4.	Discontinued Operations
The Company completed the sale of certain assets and liabilities in Oxford, MA in December 2013 and the results of operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.

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
In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses in Georgia and New Jersey. The Company completed the divestitures in 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.
The Company completed the sale of certain assets and liabilities in New York and New Jersey from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security due 2017. The results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013. The Company also reacquired the outstanding IWS minority interest of $2.5 previously held by the minority shareholder in August 2013.
The following table summarizes the assets and liabilities of those businesses that are presented as held for sale in the accompanying condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Accounts receivable, net	$—	$0.7
Prepaid expenses and other current assets	—	0.3
Property and equipment, net	—	2.1
Total assets	$—	$3.1
LIABILITIES
Accounts payable	$—	$1.0
Accrued expenses	—	0.4
Deferred revenue	—	0.3
Total liabilities	$—	$1.7

The following table summarizes the revenues and expenses of those businesses that are presented as discontinued operations prior to impairment charges in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Service revenues	$—	$38.9	$0.4	$73.5
Operating costs and expenses
Operating	—	35.2	0.9	66.0
Selling, general and administrative	0.2	1.8	0.3	3.6
Depreciation and amortization	—	1.5	0.3	2.8
Loss (gain) on disposal of assets	—	7.6	(0.4)	7.6
Total operating costs and expenses	0.2	46.1	1.1	80.0
Other expense
Interest expense	—	(0.1)	—	(0.2)
Total other expense	—	(0.1)	—	(0.2)
Loss from discontinued operations before income tax	(0.2)	(7.3)	(0.7)	(6.7)
Tax benefit	—	(0.9)	(0.2)	(1.4)
Loss from discontinued operations, net of taxes	$(0.2)	$(6.4)	$(0.5)	$(5.3)

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

5.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	June 30, 2014	December 31, 2013

Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.15% and 4.17% at June 30, 2014 and December 31, 2013, respectively) due quarterly; balance due at maturity in October 2017	$15.0	$8.0
Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.6	3.5
Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	0.5	0.6
Term loans; quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% and 1.25% at June 30, 2014 and December 31, 2013, respectively, plus an applicable margin of 300 basis points at June 30, 2014 and December 31, 2013	1,773.0	1,782.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	19.2	15.4
Other debt	0.5	1.1
	2,361.8	2,360.6
Less: Original issue discount	(26.2)	(28.7)
Less: Current portion	(36.2)	(29.1)
	$2,299.4	$2,302.8
All borrowings under the Term B loan and the Revolver are guaranteed by each of the Company’s current and future U.S. subsidiaries (which also guarantee the 8.25% bonds), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary that is minor, as its assets, revenue, income from continuing operations and cash flows from operating activities are less than 3% of the Company’s consolidated amounts. All guarantors are jointly and severally and fully and unconditionally liable. The parent company has no independent assets or operations and each subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolving Credit and Letter of Credit Facilities
As of June 30, 2014, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under various credit facilities. The Company’s revolving credit facility is its primary source of letter of credit capacity and expires in October, 2017. As of June 30, 2014, the Company had an aggregate of approximately $67.4 of letters of credit outstanding under various credit facilities.
Debt Borrowings and Repayments
The Company repaid $53.0 under its revolving credit facilities, $9.0 on its Term B loan and $2.4 on various other obligations in cash during the six months ended June 30, 2014. The Company had $60.0 of borrowings in cash during the six months ended June 30, 2014.
In February 2014, the Company refinanced its Term B loan in an amount equal to the outstanding principal at December 31, 2013 bearing interest at a LIBOR floor of 0.75% plus 300 basis points or the base rate as defined plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $1.2 for the period ended June 30, 2014. In February 2013, the Company refinanced its Term B loan in an amount equal to the outstanding principal at December 31, 2012 bearing interest at a LIBOR floor of 1.25% plus 300 basis points or the base rate, as defined, plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $19.5. The covenants remained unchanged from the previous debt and the Company was in compliance with the covenants.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

6.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Fuel commodity derivatives	Other current assets	$0.3	$0.1
Interest rate caps	Other assets	3.3	6.1
Total derivative assets		$3.6	$6.2
We have not offset fair value of assets and liabilities recognized for our derivative instruments.
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The Company recorded the premium of $5.0 in other assets in the condensed consolidated balance sheets and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.6 and $0.3 for the three month period ending June 30, 2014 and 2013, respectively and $1.5 and $0.3 for the six months ended June 30, 2014 and 2013, respectively. The original notional amounts of the contracts aggregated are approximately $1,212.0 at December 31, 2013 and expire in tranches through 2016.

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
The following table summarizes the impacts of periodic settlements of terminated swap agreements on the Company’s results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Terminated swap agreements	$—	$1.5	$—	$3.0
Commodity Derivatives
The market prices of diesel fuel and natural gas are unpredictable and can fluctuate significantly. A significant increase in the price of fuel or natural gas could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements related to the Company’s collection and transfer assets. The Company hedged a total of approximately 7.5 million gallons of fuel with strike prices ranging from $2.84 to $2.92 per gallon. The hedges expire in various periods through December 31, 2015. Further, the Company entered into put options to reduce the exposure of a decrease in natural gas prices. The Company hedged approximately 0.5 BTUs of natural gas with strike price of $5.10 which expired in December, 2013.
There was no significant ineffectiveness associated with the Company’s cash flow hedges for the three and six month periods ended June 30, 2014 and 2013.

7.	Income Taxes

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

The Company’s effective income tax rate for continuing operations for the three months ended June 30, 2014 and 2013 was 17.8% and 37.0%, respectively. The Company’s effective income tax rate for continuing operations for the six months ended June 30, 2014 and 2013 was 24% and 36.4%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended June 30, 2014 was primarily due to recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended June 30, 2013 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the six months ended June 30, 2014 was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the six months ended June 30, 2013 was not significant.

The Company’s effective income tax rate from discontinued operations for the three months ended June 30, 2014 and 2013 was 0% and 12.3%, respectively. The Company's effective income tax rate from discontinued operations for the six months ended June 30, 2014 and 2013 was 28.6% and 20.9%, respectively. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three and six months ended June 30, 2014 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three and six months ended June 30, 2013 was primarily due to the impact of the release in the recorded valuation allowance due to the projected use of net operating losses in certain legal entities.

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

Litigation—In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia, and Barbour County, Alabama, and in Chester County, Pennsylvania in 2014. The Georgia case was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiff’s contract with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue.

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

Tax Matters—The consolidated company ADS Waste Holdings, Inc. is currently under audit for the 2012 tax year. The company has open tax years that cover the periods from 2012 through 2013. The company was formed through a series of transactions including the contribution of equity of Advanced Disposal Services, Inc. and Subsidiaries (“ADS”) and HWStar Holdings Corp. and Subsidiaries. Neither ADS nor HWStar Holdings Corp. are currently under audit by the IRS. ADS has an open tax year for the 2011 period. IWS has open tax years that cover the periods from 1998 through 2010, and 2012.
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
The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial, industrial, and municipal customers throughout our operating regions. Summarized financial information concerning its reportable segments for the three and six months ended June 30, 2014 and 2013 are shown in the table below:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2014
South	$124.8	$17.8	$18.6
East	92.6	1.5	21.7
Midwest	142.5	14.6	28.4
Corporate	—	(17.9)	2.0
	$359.9	$16.0	$70.7

Three Months Ended June 30, 2013
South	$119.0	$18.4	$19.7
East	82.4	4.8	18.0
Midwest	132.2	10.1	30.1
Corporate	—	(26.3)	2.3
	$333.6	$7.0	$70.1

Six Months Ended June 30, 2014
South	$246.2	$35.5	$37.2
East	171.0	0.5	39.0
Midwest	263.9	21.8	52.7
Corporate	—	(33.8)	4.0
	$681.1	$24.0	$132.9

Six Months Ended June 30, 2013
South	$235.0	$35.8	$38.3
East	161.4	5.9	36.9
Midwest	244.5	12.5	57.2
Corporate	—	(41.1)	4.4
	$640.9	$13.1	$136.8

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
During the three months ended June 30, 2014 and 2013, we recognized $0.5 and $0.7 of pre-tax restructuring charges, respectively. For three months ended June 30, 2014, $0.4 was related to relocation and $0.1 was related to employee severance and benefits cost and for the three months ended June 30, 2013, $0.1 was related to employee severance and benefits costs, $0.2 was related to relocation and $0.4 was related to lease termination costs.
During the six months ended June 30, 2014 and 2013, we recognized $2.0 and $1.9 of pre-tax restructuring charges, respectively. For the six months ended June 30, 2014, $1.4 of relocation costs, $0.1 of employee severance and benefits costs and $0.5 of lease termination costs. For the six months ended June 30, 2013, $1.2 was related to relocation costs, $0.3 was related to employee severance and benefits costs and $0.4 was related to lease termination costs.
Since inception of the reorganization program through June 30, 2014, the Company had recognized $21.9 of restructuring charges, of which $12.9 related to employee severance and benefits, $4.5 associated with lease termination costs and the remainder was associated with relocation costs. Of the total amount recognized since inception of the program in 2012, the Company has paid $17.6 of these costs. At June 30, 2014, the Company had approximately $2.3 of accrued employee severance and $2.0 of lease termination costs, which will be paid through November 2020.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

11.	Fair Value Measurements
Assets and Liabilities Accounted for at Fair Value
The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurement at June 30, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$4.8	$4.8	$—	$—	$—	$4.8
Restricted cash	2.3	2.3	—	—	—	2.3
Derivative instruments - Asset position	3.6	—	3.6	—	—	3.6
Total recurring fair value measurements	$10.7	$7.1	$3.6	$—	$—	$10.7

		Fair Value Measurement at December 31, 2013 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$12.0	$12.0	$—	$—	$—	$12.0
Restricted cash	2.4	2.4	—	—	—	2.4
Derivative instruments - Asset position	6.2	—	6.2	—	—	6.2
Total recurring fair value measurements	$20.6	$14.4	$6.2	$—	$—	$20.6
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of June 30, 2014 and December 31, 2013, respectively.

The estimated fair value of the Company’s debt is as follows at June 30, 2014 and December 31, 2013:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	June 30, 2014	December 31, 2013

Senior notes	$598.8	$596.1
Term loan B	1,767.5	1,788.1
	$2,366.3	$2,384.2
The carrying value of the Company’s debt at June 30, 2014 and December 31, 2013 was approximately $2,323.0 and $2,332.0, respectively.

12.	Stock-Based Compensation
During the six months ended June 30, 2014, there were 4,265 grant issuances under its stock option plan. For the six months ended June 30, 2014, 6,605 annual and senior management options were forfeited and 7,642 strategic options were forfeited. The weighted average exercise price of its annual and strategic stock options were $608 and $630, respectively.
The weighted average remaining contractual term for both the annual and strategic stock option plans were 6.6 years. Total unrecognized compensation expense was approximately $4.9, which will be recognized over the next 2.9 years. For the three months ended June 30, 2014 and 2013, compensation expense was approximately $1.1 and $1.3. For the six months ended June 30, 2014 and 2013, compensation expense was approximately $1.4 and $2.4.

13.	Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

Six Months Ended June 30, 2014
Gains and Losses on Derivative Instruments (a)

Balance, December 31, 2013	$2.5
Other comprehensive loss before reclassifications, net of tax	(0.7)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(0.7)
Balance, June 30, 2014	$1.8

(a)Amounts in parentheses represent debits to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	Amount of Derivative Gain (Loss) Recognized in OCI Effective Three Months Ended June 30,		Amount of Derivative Gain (Loss) Recognized in OCI Effective Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2014	2013	2014	2013

Fuel commodity derivatives	$0.4	$(0.9)	$0.2	$(0.4)
Natural gas commodity derivatives	—	0.1	—	(0.1)
Interest rate caps	(1.3)	3.8	(1.3)	4.3
Total before tax	(0.9)	3.0	(1.1)	3.8
Tax expense	(0.3)	1.0	(0.4)	1.5
Net of tax	$(0.6)	$2.0	$(0.7)	$2.3
The amounts reclassified out of each component of accumulated other comprehensive income are as follows:

	Statement of Operations Classification	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a) Three Months Ended June 30,		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a) Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges		2014	2013	2014	2013

Gains and losses on cash flow hedges:
Interest rate swaps	Interest expense	$—	$(1.5)	$—	$(3.0)
Fuel commodity derivatives	Operating expenses	—	0.1	—	0.5
Natural gas commodity derivatives	Service revenues	—	0.1	—	0.3
Total reclassifications for the period, before tax		—	(1.3)	—	(2.2)
Tax impact		—	(0.4)	—	(0.5)
Total reclassifications for the period, net of tax		$—	$(0.9)	$—	$(1.7)

(a)	Amounts in parentheses represent debits to the statement of operations classification.

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
Overview
We are the largest privately owned non-hazardous solid waste management company in the United States, as measured by revenue and provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the Southeast, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. We service over 2.5 million residential customers, approximately 302,000 commercial and industrial (“C&I”) customers and 732 municipalities. We are vertically integrated with approximately 5,400 employees and we own or operate a network of 91 collection operations, 73 transfer stations, 23 recycling facilities and 42 active landfills with a fleet of approximately 3,200 vehicles.

Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as percentage of our revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Service revenues	$359.9	100.0%	$333.6	100.0%	$681.1	100.0%	$640.9	100.0%
Operating costs and expenses
Operating	230.8	64.1%	208.0	62.4%	441.3	64.8%	404.8	63.2%
Selling, general and administrative	41.4	11.5%	48.0	14.4%	80.1	11.8%	84.3	13.2%
Depreciation and amortization	70.7	19.6%	70.1	21.0%	132.9	19.5%	136.8	21.3%
Acquisition and development charges	—	—%	0.1	—%	—	—%	0.2	—%
Loss on disposition of assets	0.5	0.1%	(0.3)	(0.1)%	0.8	0.1%	(0.2)	—%
Restructuring	0.5	0.1%	0.7	0.2%	2.0	0.3%	1.9	0.3%
Total operating costs and expenses	343.9	95.4%	326.6	97.9%	657.1	96.5%	627.8	98.0%
Operating income	$16.0	4.6%	$7.0	2.1%	$24.0	3.5%	$13.1	2.0%
Overall, operating income increased $9.0 or 128.6% to $16.0 for the three months ended June 30, 2014 as a result of core business growth in special waste, rolloff and lower selling, general and administrative costs due to substantial completion of the rebranding and integration efforts associated with the Veolia ES Solid Waste division acquisition. For the six months ended June 30, 2014, operating income increased $10.9 or 83.2% to $24.0 as a result of price and volume growth, seasonal increases, lower depreciation costs and substantial completion of the rebranding and integration efforts.
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
The amounts charged for collection, disposal, transfer, and recycling services may include fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs and expenses to service an individual customer’s account, but rather are designed to address and to help recover for changes in ADS’ overall cost structure and to achieve an operating margin acceptable to ADS.
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
The following table sets forth our consolidated revenues for the periods indicated (in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Collection	$239.8	66.6%	$223.9	67.1%	$465.1	68.3%	$439.7	68.6%
Disposal	132.7	36.9%	119.2	35.7%	232.6	34.2%	214.8	33.5%
Sale of recyclables	8.9	2.5%	9.2	2.8%	17.5	2.6%	18.0	2.8%
Fuel fees and environmental fees	24.2	6.7%	21.9	6.6%	45.1	6.6%	38.3	6.0%
Other revenue	23.8	6.6%	23.4	7.0%	46.6	6.8%	47.2	7.4%
Intercompany eliminations	(69.5)	(19.3)%	(64.0)	(19.2)%	(125.8)	(18.5)%	(117.1)	(18.3)%
Total service revenues	$359.9	100.0%	$333.6	100.0%	$681.1	100.0%	$640.9	100.0%
Three months ended June 30, 2014 compared to 2013
Revenue for the 2014 quarter was $359.9, an increase of $26.3, or 7.9%, from revenue of $333.6 in the 2013 quarter. The increase was due to the following:

•
Collection revenue increased by $15.9, or 7.1%, of which $9.9 was driven by increases in volume primarily in the rolloff, commercial and residential lines of business, $5.7 was driven by the impact of acquisitions in the current and prior years and price increases contributed $0.5 driven primarily by rolloff business.

•
Disposal revenue increased by $13.5 or 11.3%, of which $9.8 was driven by volume generally from strong special waste projects in the Midwest and East regions, as well as increases in MSW and C&D volumes.

•	Sale of recyclables decreased by $0.3 or 3.3% primarily resulting from decreases in pricing as a result of overall lower average commodity pricing.

•	Fuel fees and environmental fees increased by $2.3 or 10.5% due to the harmonization of the policies and increased participation of fees charged to customers.

•
Other revenue increased by $0.4 or 1.7%, mainly due to an increase in the management fee revenue. The major components of other revenue are the revenues generated from the operation of three managed landfills located in Florida and Alabama, landfill gas-to-energy projects and the brokerage business.

Six months ended June 30, 2014 compared to 2013
Revenue for the six month period in 2014 was $681.1, an increase of $40.2, or 6.3%, from revenue of $640.9 in the comparable 2013 period. The increase was due to the following:

•
Collection revenue increased by $25.4, or 5.8%, of which $13.9 was driven by increases in volume primarily in the residential, rolloff and commercial lines of business and $11.4 was driven by acquisitions.

•	Disposal revenue increased by $17.8 or 8.3%, of which $10.6 was driven by volume increases due to large special waste projects and increases in MSW volumes and the remainder was due to pricing.

•	Sale of recyclables decreased by $0.5 or 2.8% primarily resulting from lower commodity pricing.

•	Fuel fees and environmental fees increased by $6.8 or 17.8% due to the harmonization of the policies and increasing participation of the fees charged to customers.

•
Other revenue decreased by $0.6 or 1.3%, which was mainly due to a decrease in landfill gas revenue sales. The major components of other revenue are the revenues generated from the operation of three managed landfills located in Florida and Alabama, landfill gas-to-energy projects and the brokerage business.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Operating	$227.7	63.3%	$204.2	61.2%	$435.1	63.9%	$397.1	62.0%
Accretion of landfill retirement obligations	3.1	0.9%	3.8	1.1%	6.2	0.9%	7.7	1.2%
Operating expenses	$230.8	64.1%	$208.0	62.4%	$441.3	64.8%	$404.8	63.2%

Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•
Transfer and disposal costs include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with ours in markets outside our standard operating areas).

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Labor and related benefits	$70.7	19.6%	$63.9	19.2%	$138.4	20.3%	$127.2	19.8%
Transfer and disposal costs	55.3	15.4%	48.6	14.6%	100.6	14.8%	91.8	14.3%
Maintenance and repairs	28.9	8.0%	25.0	7.5%	55.5	8.1%	49.1	7.7%
Fuel	27.0	7.5%	24.8	7.4%	53.4	7.8%	49.2	7.7%
Franchise fees and taxes	17.4	4.8%	14.9	4.5%	30.1	4.4%	27.0	4.2%
Risk management	6.9	1.9%	6.0	1.8%	14.2	2.1%	11.9	1.9%
Other	21.5	6.0%	21.0	6.3%	42.9	6.3%	40.9	6.4%
Total operating expenses	$227.7	63.3%	$204.2	61.2%	$435.1	63.9%	$397.1	62.0%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended June 30, 2014 compared to 2013
Operating expenses increased by $23.5, or 11.5%, to $227.7 for the 2014 quarter from $204.2 in the 2013 quarter.

•
Labor and related benefits increased by $6.8 or 10.6% to $70.7, of which approximately $1.6 was attributable to merit increases and the remainder was due to acquisition activity and tech and driver shortages resulting in increased overtime costs.

•
Transfer and disposal costs increased by $6.7 or 13.8% to $55.3, which was primarily attributable to increases in volume from organic growth, acquisition activity and new contract activity. Further contributing to the increase was the impact of timing of special waste projects in the Midwest region that were delayed from the first quarter of 2014 into the second quarter of 2014 due to weather that did not occur in the prior year and higher fuel surcharges related to transportation of waste from the companies transfer station to the landfills.

•
Maintenance and repairs expense increased by $3.9, or 15.6% to $28.9, which was attributable to outsourcing a higher volume of repair work to outside third parties in certain marketplaces due to a shortage of mechanics. Furthermore, as rolloff demand increased, containers were repaired in order to meet the growing demand.

•
Fuel costs increased $2.2, or 8.9% to $27.0, primarily resulting from increased fuel consumption due to acquisition activity and increased volumes and price per gallon. As a percentage of revenue, fuel expense remained relatively flat quarter to quarter.

•	Franchise fees and taxes increased $2.5 or 16.8% to $17.4 primarily due to increased in disposal volumes.

•	Risk management expenses increased $0.9 or 15.0% to $6.9 primarily due to adverse development of existing claims compared to the same period in the prior year.

•	Other operating costs increased $0.5 or 2.4% to $21.5 in 2014, but remained relatively flat as a percentage of revenue.
Six months ended June 30, 2014 compared to 2013
Operating expenses increased by $38.0, or 9.6%, to $435.1 for the six month period in 2014 from $397.1 in the comparable 2013 period, of which $3.2 was attributable to severe winter weather experienced in most of our marketplaces.

•
Labor and related benefits increased by $11.2 or 8.8% to $138.4, of which approximately $3.2 was attributable to merit increases, $1.3 was attributable to weather related overtime costs and reduced productivity and the remainder was due to acquisition activity and tech and driver shortages resulting in increased overtime costs.

•
Transfer and disposal costs increased by $6.7 or 13.8% to $100.6, which was primarily attributable to increases in volume from organic growth, acquisitions and new contract activity, as well as higher fuel surcharges related to transportation of waste from the companies transfer station to the landfills.

•
Maintenance and repairs expense increased by $6.4, or 13.0% to $55.5 of which $0.9 was attributable to severe winter weather. The remainder was primarily attributable to outsourcing a higher volume of work to third parties in certain marketplaces due to a shortage of mechanics. Furthermore, as rolloff demand increased, containers were repaired in order to meet the growing demand.

•
Fuel costs increased $4.2, or 8.5% to $53.4, of which $0.4 was due to higher cost fuel blends that were required in certain geographic areas during the severe weather and the remainder was due to an increased price per gallon, as well as increased fuel consumption due to acquisition activity and increased volumes. As a percentage of revenue, fuel expense remained relatively flat quarter to quarter.

•	Franchise fees and taxes increased $3.1 or 11.5% to $30.1 primarily due to increases in disposal volumes.

•	Risk management expenses increased $2.3 or 19.3% to $14.2 primarily due to adverse development of existing claims compared to the same period in the prior year.

•
Other operating costs increased $2.0 or 4.9% to $42.9 in 2014, of which $0.6 was due to the impacts of the severe winter weather, $0.5 due to additional slope repairs, $0.6 due to increased leachate costs as a result of higher volume of leachate due to extremely wet weather and $1.0 due to higher facility repairs and maintenance as a result of acquisition activity and increased repairs on certain facilities.

Accretion of landfill retirement obligations
Accretion expense was $3.1 and $3.8 for the three months ended June 30, 2014 and 2013, respectively and $6.2 and $7.7 for the six months ended June 30, 2014 and 2013, respectively. The decrease of $0.7 for the three months ended June 30, 2014 compared to 2013 and $1.5 for the six months ended June 30, 2014 compared to 2013 was primarily attributable to settlement of certain capping obligations, as well as a decrease in the interest rate on landfill retirement obligations.

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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Salaries	$23.2	6.4%	$23.1	6.9%	$47.2	6.9%	$46.3	7.2%
Legal and professional	3.1	0.9%	2.9	0.9%	5.6	0.8%	5.2	0.8%
Rebranding and integration costs	3.2	0.9%	10.9	3.3%	3.5	0.5%	12.3	1.9%
Other	11.9	3.3%	11.1	3.3%	23.8	3.5%	20.5	3.2%
Total selling, general and administrative expenses	$41.4	11.5%	$48.0	14.4%	$80.1	11.8%	$84.3	13.2%
Three months ended June 30, 2014 compared to 2013
Our salaries expenses increased by $0.1 or 0.4% primarily attributable to merit increases in the quarter of approximately $0.6 offset by the impacts of a reduction in headcount as a result of the restructuring program and the retirement of a senior executive.
Legal and professional fees increased $0.2 or 6.9% to $3.1 impacted by current litigation matters, but remained flat as a percentage of revenue.

Rebranding and integration costs are mainly related to the costs associated with the acquisition and integration of Veolia ES Solid Waste division. These costs are mainly comprised of severance charges that did not qualify as restructuring charges in accordance with current accounting guidance, professional fees, including legal, accounting, engineering and rebranding costs with the cost composition being time dependent. The decrease of $7.7 from the 2014 quarter to the 2013 quarter is primarily a result of nearing completion of the overall programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses increased by $0.8 or 7.2% to $11.9 mainly due to an increase in credit card processing of $0.3 and payroll processing fees of $0.3, but remained flat as a percentage of revenue.
Six months ended June 30, 2014 compared to 2013
Our salaries expenses increased by $0.9 or 1.9% primarily due to merit increases over the comparable period offset by the retirement of a senior executive.
Legal and professional fees increased $0.4 or 7.7% to $5.6 impacted by current litigation matters, but remained relatively flat as a percentage of revenue.
Rebranding and integration costs are mainly related to the costs associated with the acquisition and integration of Veolia ES Solids Waste division. These costs are mainly comprised of professional fees, including legal, accounting, engineering and rebranding costs. The decrease of $8.8 from the 2014 period to the 2013 period is primarily a result of nearing completion of the overall related programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses increased by $3.3 or 16.1% to $23.8 mainly due to an increase in general travel expenses, acceleration of the timing of certain corporate meetings, increased credit card and payroll processing charges and rent at corporate and regional offices.

Depreciation and Amortization

The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Depreciation, amortization and depletion of property and equipment	$60.2	16.7%	$59.5	17.8%	$111.8	16.4%	$115.1	18.0%
Amortization of other intangible assets	10.5	2.9%	10.6	3.2%	21.1	3.1%	21.7	3.4%
Depreciation and amortization	$70.7	19.6%	$70.1	21.0%	$132.9	19.5%	$136.8	21.3%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Depreciation and amortization of property and equipment	$30.5	8.5%	$35.7	10.7%	$61.2	9.0%	$70.7	11.0%
Landfill depletion and amortization	29.7	8.3%	23.8	7.1%	50.6	7.4%	44.4	6.9%
Depreciation, amortization and depletion	$60.2	16.7%	$59.5	17.8%	$111.8	16.4%	$115.1	18.0%
Depreciation and amortization of property and equipment decreased by $5.2 to $30.5 for the three months ended June 30, 2014 and decreased by $9.5 to $61.2 for the six months ended June 30, 2014 primarily due to certain assets acquired in the Veolia ES Solid Waste division transaction becoming fully depreciated offset by acquisitions completed during the respective periods. Landfill depletion increased $5.9 to $29.7 for the three months ended June 30, 2014 and $6.2 to $50.6 for the six months ended June 30, 2014 due primarily to an increase in volumes and costs at our landfills.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.5 and $10.6 or as a percentage of revenue, 2.9% and 3.2%, for the three months ended June 30, 2014 and 2013, respectively and $21.1 and $21.7 or as a percentage of revenue, 3.1% and 3.4% for the six months ended June 30, 2014 and 2013, respectively. The decline in amortization is the result of certain intangible assets now being fully amortized. Our other intangible assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.
Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

Three acquisitions were completed during the six months ended June 30, 2014 for a purchase price of $4.9 subject to net working capital adjustments, which are expected to be completed within the year. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Further, we paid the final installment of $1.8 on an acquisition that closed in 2013. Eight acquisitions were completed during the six months ended June 30, 2013 for a purchase price of $6.0.
Asset Impairments and Divestitures/Discontinued Operations
From time to time, we may divest certain components of our business. Such divestitures may be undertaken for a number of reasons, including as a result of a determination that a specified asset will no longer provide adequate returns to us or will no longer serve a strategic purpose in connection with our business.
The Company completed the sale of certain assets and liabilities in Oxford, MA in December 2013 and the results of operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2013.

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
In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses in Georgia and New Jersey. The Company completed the divestitures in 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.
The Company completed the sale of certain assets and liabilities in New York and New Jersey from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security due 2017. The results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013. The Company also reacquired the outstanding IWS minority interest of $2.5 previously held by the minority shareholder in August 2013.
Loss from discontinued operations before tax for the three months ended June 30, 2014 and 2013 was $0.2 and $7.3, respectively. The decrease in the loss is due to the completion of the sale of the assets that were held for sale in due course in calendar 2013 and in January 2014. Loss from discontinued operations before tax for the six months ended June 30, 2014 and 2013 was $0.2 and $6.7, respectively. The decrease in the loss is due to the completion of the sale of the assets that were held for sale in due course in calendar 2013 and in January 2014.
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
During the three months ended June 30, 2014 and 2013, we recognized $0.5 and $0.7 of pre-tax restructuring charges, respectively. For three months ended June 30, 2014, $0.4 was related to relocation and $0.1 was related to employee severance and benefits cost and for the three months ended June 30, 2013, $0.1 was related to employee severance and benefits costs, $0.2 was related to relocation and $0.4 was related to lease termination costs.

During the six months ended June 30, 2014 and 2013, we recognized $2.0 and $1.9 of pre-tax restructuring charges, respectively. For the six months ended June 30, 2014, we recognized $1.4 of relocation costs, $0.1 of employee severance and benefits costs and $0.5 of lease termination costs. For the six months ended June 30, 2013, $1.2 was related to relocation costs, $0.3 was related to employee severance and benefits costs and $0.4 was related to lease termination costs.

Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions of dollars and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Interest expense on debt and capital lease obligations	$30.6	8.5%	$31.7	9.5%	$62.3	9.1%	$72.8	11.4%
Accretion of original issue discounts and loan costs	4.8	1.3%	4.2	1.3%	8.7	1.3%	7.8	1.2%
Amortization of terminated interest rate swaps	—	—%	1.5	0.4%	—	—%	3.0	0.5%
Less: capitalized interest	(0.4)	(0.1)%	—	—%	(0.6)	(0.1)%	—	—%
Total interest expense	$35.0	9.7%	$37.4	11.2%	$70.4	10.3%	$83.6	13.1%
The decrease in interest expense from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 is principally due to lower interest rates on the current debt as a result of a re-pricing transaction that was affected on the Term B loan in February 2014, which lowered the interest rate floor by 50 basis points, the repricing transaction in February 2013 that lowered the margin by 100 basis points as well as decreased average debt levels during the 2014 period.
Debt Modifications
We modified our Term B loan in February 2014 and 2013 and incurred approximately $1.2 and $21.5, respectively of costs in connection with the modifications, which were capitalized as debt issuance costs. The modification in February 2014 lowered the interest rate floor by 50 basis points and the modification in February 2013 lowered the margin by 100 basis points.

Income Taxes
The Company’s effective income tax rate for continuing operations for the three months ended June 30, 2014 and 2013 was 17.8% and 37.0%, respectively. The Company’s effective income tax rate for continuing operations for the six months ended June 30, 2014 and 2013 was 24% and 36.4%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended June 30, 2014 was primarily due to recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended June 30, 2013 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the six months ended June 30, 2014 was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the six months ended June 30, 2013 was not significant.

The Company’s effective income tax rate from discontinued operations for the three months ended June 30, 2014 and 2013 was 0% and 12.3%, respectively. The Company's effective income tax rate from discontinued operations for the six months ended June 30, 2014 and 2013 was 28.6% and 20.9%, respectively. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three and six months ended June 30, 2014 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the three and six months ended June 30, 2013 was primarily due to the impact of the release in the recorded valuation allowance due to the projected use of net operating losses in certain legal entities.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables (in millions):

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2014
South	$124.8	$17.8	$18.6
East	92.6	1.5	21.7
Midwest	142.5	14.6	28.4
Corporate	—	(17.9)	2.0
	$359.9	$16.0	$70.7

Three Months Ended June 30, 2013
South	$119.0	$18.4	$19.7
East	82.4	4.8	18.0
Midwest	132.2	10.1	30.1
Corporate	—	(26.3)	2.3
	$333.6	$7.0	$70.1

Six Months Ended June 30, 2014
South	$246.2	$35.5	$37.2
East	171.0	0.5	39.0
Midwest	263.9	21.8	52.7
Corporate	—	(33.8)	4.0
	$681.1	$24.0	$132.9

Six Months Ended June 30, 2013
South	$235.0	$35.8	$38.3
East	161.4	5.9	36.9
Midwest	244.5	12.5	57.2
Corporate	—	(41.1)	4.4
	$640.9	$13.1	$136.8
Comparison of Reportable Segments—Three months ended June 30, 2014 compared to 2013
South Segment
Revenue increased $5.8, or 4.9% for the three month period in 2014 compared to the 2013 period. Collection volume, excluding acquisitions, increased $5.5 resulting from higher residential collection due to the expansion of an existing contract, as well as increases in the commercial and rolloff lines of business. Increased MSW volume contributed $1.2 and acquisitions contributed $1.1 of revenue for the comparable period. Offsetting these increases were declines in recycling and trucking volumes which contributed $1.4 and overall price decreases of $0.4 primarily resulting from price rollbacks on certain municipal contracts.
Operating income from our South Segment decreased by $0.6 for the three month period in 2014 compared to the 2013 period. The decrease in operating income was driven by increased operating expenses due to increased labor expenses from overtime as a result of tech and driver shortages, increased repairs and maintenance costs, increased risk management costs as a result of adverse development in claims and a bond in lieu of a cash deposit for one landfill. Further, residential rollback enacted in order to retain long-term contracts, lower priced volume increases and negative churn contributed to the decrease in operating income.
East Segment
Revenue increased by $10.2, or 12.4% for the three month period in 2014 compared to the 2013 period. The increase in revenue was driven by increased collection volume of $3.7 primarily due to the start of a new municipal contract and increased rolloff volume, stronger special waste volumes of $2.4, other volume increases of $0.5 and volume due to acquisitions of $2.8. Price increases contributed $1.5, including the impact of increased participation in fuel fees of $0.5.
Operating income from our East Segment decreased by $3.3 for the three month period in 2014 compared to the 2013 period, The decrease in operating income was driven by increased operating expenses due to increased labor expenses from overtime as a result of tech and driver shortages, increased repairs and maintenance costs, increased depreciation and amortization as a result of acquisitions and increased risk management costs as a result of adverse development in claims. Further, residential rollback enacted in order to retain long-term contracts, lower priced volume increases and negative churn contributed to the decrease in operating income.

Midwest Segment
Revenue increased $10.3 or 7.8% for the three month period in 2014 compared to the 2013 period, which was attributable to price increases of $1.1, exclusive of recycling pricing and fuel fees. Increased fuel fees contributed an additional $0.9, strong volumes from special waste projects contributed $4.1, trucking volumes increased $0.6, other disposal volume increases, contributed $1.4, stronger collection volumes contributed $1.1, and acquisitions contributed $1.8. Declines in average commodity pricing and volumes offset the increase in revenue by approximately $0.7.
Operating income from our Midwest Segment increased by $4.5 for the three month period in 2014 compared to the 2013 period, which is attributable to increased volumes, pricing initiatives as described above, as well as decreases in depreciation and amortization expense.
Corporate Region
Operating loss decreased $8.4 for the three month period in 2014 compared to the 2013 period, primarily as a result of decreases in costs associated with the rebranding and integration efforts as the program nears completion.
Comparison of Reportable Segments—Six Months Ended June 30, 2014 compared to 2013
South Segment
Revenue increased $11.2, or 4.8% for the six month period in 2014 compared to the 2013 period. The increase in revenue resulted from net increases in volume, excluding the impact of acquisitions, of $7.5 resulting from increases in the residential collection line of business primarily resulting from the expansion of an existing contract as well as increases in the commercial, permanent and temporary rolloff lines of business, as well as increased MSW volume. Acquisitions contributed an additional $2.1 of revenue for the comparable period and price increases, exclusive of fuel fees contributed $1.7 and increased participation rates in fuel fees contributed $0.2 in the comparable period.
Operating income from our South Segment decreased by $0.3 for the six month period in 2014 compared to the 2013 period. The decrease in operating income was driven by increased operating expenses due to increased labor expenses from overtime as a result of tech and driver shortages, increased repairs and maintenance costs, increased risk management costs as a result of adverse development in claims and a bond in lieu of a cash deposit for one landfill. Additionally, the impact of the severe winter weather of $0.6 in first three months of the fiscal 2014 quarter contributed to a decline in operating income. Further, residential rollback enacted in order to retain long-term contracts, lower priced volume increases and negative churn contributed to the decrease in operating income.

East Segment
Revenue increased by $9.6, or 5.9% for the six month period in 2014 compared to the 2013 period. The increase in revenue was driven by stronger residential collection and rolloff volumes which contributed $2.8, acquisition volume of $5.8 and special waste volume of $2.1. Price increases, exclusive of fuel fees contributed $2.4 and increased participation rates in the fuel fees contributed $0.7. Offsetting these increases were decreases in shale volume of $1.8, which was primarily due the severe winter weather in the first quarter of 2014, decreases in trucking revenue of $2.5 and the closure of the Moretown landfill that occurred in the latter half of calendar 2013, which contributed $0.5 to the decrease.
Operating income from our East Segment decreased by $5.4 for the six month period in 2014 compared to the 2013 period, primarily as a result of severe winter weather which impacted operating income, increased operating expenses due to increased labor expenses from overtime as a result of tech and driver shortages, increased repairs and maintenance costs, increased depreciation and amortization as a result of acquisitions and increased risk management costs as a result of adverse development in claims. Further, residential rollback enacted in order to retain long-term contracts, lower priced volume increases and negative churn contributed to the decrease in operating income.

Midwest Segment
Revenue increased $19.4 or 7.9% for the six month period in 2014 compared to the 2013 period, driven by strong increases in special waste volume of $5.6, other volume increases of $5.0 in the commercial business, trucking business and MSW landfills. Acquisitions further contributed $3.5. Price exclusive of recycling and fuel fees contributed $4.2 and increased participation in the fuel fees contributed $2.0. Offsetting the increases in revenue was lower than average OCC pricing which contributed to a decline in revenue of $0.8.
Operating income from our Midwest Segment increased by $9.3 for the six month period in 2014 compared to the 2013 period, which is attributable to increased volumes, pricing initiatives and a decrease in depreciation and amortization expense. These increases were offset by higher operating costs due to lost productivity caused by the severe winter weather sustained in the first fiscal quarter of 2014, which accounted for approximately $1.9.
Corporate Region
Operating loss decreased $7.3 for the six month period in 2014 compared to the 2013 period, primarily as a result of decreases in costs associated with the rebranding and integration efforts as the program nears completion.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility (defined below) will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At June 30, 2014, the Company had negative working capital, which was driven by draws on the revolver to fund start-up capital and costs associated with the start of a large municipal contract near quarter end. At December 31, 2013, the Company had negative working capital which was driven by repayments on the revolving line of credit in the fourth quarter of 2013. In addition, the Company drew on its revolver to fund acquisitions that were completed in December 2013. The Company has more than adequate availability on its revolving line of credit to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations

The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances (in millions):

	June 30, 2014	December 31, 2013

Cash and cash equivalents	$4.8	$12.0

Total restricted funds	$2.3	$2.4

Debt:
Current portion	$36.2	$29.1
Long-term portion	2,299.4	2,302.8
Total debt	$2,335.6	$2,331.9

Cash on hand decreased primarily as a result of payments for working capital. Net debt increased due to the draw on the revolving line of credit as discussed above and additional capital leases for equipment.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$101.4	$81.5
Net cash used in investing activities	(104.5)	(71.4)
Net cash provided by financing activities	(4.1)	(16.2)
Cash Flows Provided by Operating Activities
We generated $101.4 of cash flows from operating activities during the six months ended June 30, 2014, compared with $81.5 during the six months ended June 30, 2013. The increase of $19.9 was driven primarily by the following factors:

•	Accelerated rate of claims closure on self-insured claims in 2013.

•	Decrease in the days sales outstanding of accounts receivable.

•	Centralization of the accounts payable function which led to a corporate-wide cash management of accounts payable to our vendors.

•	Lower interest payments on debt due to refinancing of the Term B loan.

•	Payments made on behalf of Veolia Environnment S.A. in 2013 that did not recur in 2014.

•	Refunds received on certain insurance policies in 2014 that did not occur in 2013.
Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities

We used $104.5 of cash in investing activities during the six months ended June 30, 2014, an increase of $33.1 from the six months ended June 30, 2013, which was primarily attributable to a land purchase of $9.1 at one of our landfills, payment of retainage amounts for cell construction at our landfills and payments for fleet expansion of $19.1 as a result of a large municipal contract that began in June 2014. The capital expenditures were made in the ordinary course of business.
We used $4.9 for the six months ended June 30, 2014 to purchase new businesses and settle working capital adjustments on prior acquisitions compared to $6.0 for the six months ended June 30, 2013.
We received $2.1 for the six months ended June 30, 2014 from the disposal of a business. Refer to discontinued operations section for further details on the disposition.
Cash Flows Used In Financing Activities
During the six months ended June 30, 2014, net cash used in financing activities was $4.1 compared with $16.2 during the comparable 2013 period, a change of $12.1. The most significant items impacting the change in our financing cash flows for the six months ended June 30, 2014 and 2013 are noted below:

•
Borrowings under our revolving credit facilities totaled $60.0 during the six months ended June 30, 2014 compared to $105.0 during the six months ended June 30, 2013, a decrease of $45.0 as a result of draws to effect a refinancing of the Term B loan in 2013 and fewer acquisitions.

•	Repayments of revolving credit facilities and long-term debt totaled $64.4 during the six months ended June 30, 2014 compared to $114.7 during the six months ended June 30, 2013, a decrease of $50.3.

•
We incurred approximately $1.2 in costs paid to our lenders in connection with refinancing our Term B loan facility for the six months ended June 30, 2014 compared to $19.5 in the comparable 2013 period for the financing of the Term B loan in 2013. Additional costs in the amount of $2.0 were paid related to the original debt issuance in the six months ended June 30, 2013.

Senior Secured Credit Facilities
In November 2012, the Company entered into (i) a $1,800.0 term loan B facility (the “Term Loan B Facility”) and (ii) a $300.0 revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions in February 2014 and February 2013, that reduced the applicable floor by 50 basis points and the applicable margin by 100 basis points, respectively. The Company paid down $9.0 during the six months ended June 30, 2014t related to the term loan. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, for additional details regarding our Senior Secured Credit Facilities.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2014 and December 31, 2013, we had $15.0 and $8.0 outstanding under our $300.0 revolving credit facility. The agreement governing our credit facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the revolving credit facility that is applicable when there are outstanding loans or letters of credit under the revolving credit facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2014 we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
The Company is subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2013 through December 30, 2014	8.00:1.00
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00
8 1/4% Senior Notes due 2020
On October 9, 2012, the Company issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 (the unregistered notes) pursuant to the Indenture between the Company and Wells Fargo Bank, National Association, as trustee. As of June 30, 2014, we were in compliance with the covenants under the Indenture. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013, for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—We have $8.3 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Recently Issued and Proposed Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding revenue recognition from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning or or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method is are currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and related disclosure. Furthermore, the FASB issued guidance governing classification of discontinued operations. Upon adoption in 2015, certain future business dispositions may no longer meet the criteria for classification as discontinued operations.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in Chester County, Pennsylvania in 2014. The Georgia complaint was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiff’s contract with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.
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

August 14, 2014	ADS Waste Holdings, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer