Form 10-Q
period 2014-09-30
ADS Waste Holdings, Inc.
filed 2014-11-13
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 13, 2014 was 1,000 shares.

.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. Examples of these risks, uncertainties and other factors include, but are not limited to: risks relating to our ability to compete; risks relating to our substantial indebtedness, our ability to service such debt and our ability to comply with debt covenants; risks relating to our ability to meet liquidity needs; risks relating to our ability to implement our growth strategy as and when planned; risks associated with acquisitions; risks relating to our ability to realize operating efficiencies in the integration of the Veolia ES Solid Waste division acquisition or other business combinations; risks relating to the seasonality of our business and fluctuations in quarterly operating results; risks relating to the timing, renewal and exclusivity of contracts; risks relating to possible impairment of goodwill and other intangible assets; risks relating to our dependence on senior, regional and local management; risks associated with technology; risks relating to litigation, regulatory investigations and tax examinations; risks relating to weather conditions or natural disasters; the risk that we will not be able to improve margins; risks relating to the availability of qualified employees, particularly in new or more cost-effective locations; risks relating to the supply and price of fuel; risks relating to the pricing of commodities; risks relating to the shifting view of traditional waste streams as renewable resources in our industry; risks relating to the possible loss of key customers or loss of significant volumes from key customers; risks relating to government regulations; risks relating to the instability in the financial markets; risks relating to adverse capital and credit market conditions; and risks relating to the domestic and international economies.
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

ADS Waste Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$30.2	$12.0
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $8.4, respectively	195.3	193.1
Prepaid expenses and other current assets	27.9	35.2
Deferred income taxes	6.8	7.2
Assets of business held for sale	—	3.1
Total current assets	260.2	250.6
Restricted cash	2.3	2.4
Other assets, net	108.1	121.2
Property and equipment, net	1,650.1	1,667.4
Goodwill	1,167.7	1,166.4
Other intangible assets, net	392.1	418.8
Total assets	$3,580.5	$3,626.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$74.0	$83.5
Accrued expenses	128.7	117.8
Deferred revenue	58.6	60.3
Current maturities of landfill retirement obligations	34.8	28.7
Current maturities of long-term debt	22.1	29.1
Liabilities of business held for sale	—	1.7
Total current liabilities	318.2	321.1
Other long-term liabilities, less current maturities	57.4	48.2
Long-term debt, less current maturities	2,300.6	2,302.8
Accrued landfill retirement obligations, less current maturities	166.0	155.6
Deferred income taxes	230.9	247.6
Total liabilities	3,073.1	3,075.3
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,109.5	1,109.5
Accumulated other comprehensive (loss) income	(0.2)	2.5
Accumulated deficit	(601.9)	(560.5)
Total stockholders’ equity	507.4	551.5
Total liabilities and stockholders’ equity	$3,580.5	$3,626.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service revenues	$368.1	$344.7	$1,049.2	$985.5
Operating costs and expenses
Operating	231.7	215.4	673.0	620.5
Selling, general and administrative	35.6	44.5	115.6	128.8
Depreciation and amortization	73.8	73.0	206.7	209.8
Acquisition and development costs	—	0.8	0.1	1.0
Loss on disposal of assets	0.3	1.0	1.1	0.8
Restructuring charges	1.6	2.2	3.6	4.1
Total operating costs and expenses	343.0	336.9	1,000.1	965.0
Operating income	25.1	7.8	49.1	20.5
Other income (expense)
Interest expense	(35.4)	(38.4)	(105.7)	(121.7)
Other, net	1.7	0.8	2.9	2.1
Total other expense	(33.7)	(37.6)	(102.8)	(119.6)
Loss from continuing operations before income taxes	(8.6)	(29.8)	(53.7)	(99.1)
Income tax benefit	(1.3)	(9.2)	(12.0)	(34.4)
Loss from continuing operations	(7.3)	(20.6)	(41.7)	(64.7)
Discontinued operations
Loss from discontinued operations	—	(14.7)	(0.7)	(21.5)
Income tax benefit	(0.8)	(2.9)	(1.0)	(4.3)
Discontinued operations, net	0.8	(11.8)	0.3	(17.2)
Net loss	$(6.5)	$(32.4)	$(41.4)	$(81.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(6.5)	$(32.4)	$(41.4)	$(81.9)
Other comprehensive (loss) income, net of tax	(2.0)	(0.4)	(2.7)	3.0
Comprehensive loss	$(8.5)	$(32.8)	$(44.1)	$(78.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2013	1,000	$—	$1,109.5	$2.5	$(560.5)	$551.5
Net loss	—	—	—	—	(41.4)	(41.4)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	(2.7)	—	(2.7)
Stock-based compensation expense	—	—	1.8	—	—	1.8
Capital contribution	—	—	0.1	—	—	0.1
Return of capital to parent company	—	—	(1.9)	—	—	(1.9)
Balance at September 30, 2014	1,000	$—	$1,109.5	$(0.2)	$(601.9)	$507.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(41.4)	$(81.9)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	207.0	213.5
Amortization of terminated derivative contracts	—	4.5
Amortization of interest rate cap premium	1.9	—
Amortization of debt issuance costs	10.3	8.8
Accretion of original issue discount	3.7	3.7
Accretion on landfill retirement obligations	9.3	12.4
Accretion on capital leases and long-term debt	1.0	—
Accretion on loss contracts and other long-term liabilities	0.7	0.4
Provision for doubtful accounts	2.9	3.9
Loss on disposition of assets	0.5	0.8
Impairment of businesses sold/held for sale	—	18.5
Gain on disposition of businesses	(0.6)	—
Stock option vesting	1.8	3.0
Deferred tax provision	(14.8)	(41.2)
Earnings in equity investee	0.1	(0.4)
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(4.2)	(7.0)
Decrease in prepaid expenses and other current assets	7.4	3.7
Decrease in other assets	1.8	4.4
(Decrease) increase in accounts payable	(0.2)	15.1
Increase in accrued expenses	9.4	5.9
(Decrease) increase in unearned revenue	(3.1)	0.1
Increase in other long-term liabilities	8.0	1.8
Capping, closure and post-closure expenditures	(6.7)	(4.6)
Net cash provided by operating activities	194.8	165.4
Cash flows from investing activities
Purchases of property and equipment and construction and development	(144.0)	(112.2)
Proceeds from sale of property and equipment	1.9	0.4
Repayments of notes receivable	—	0.1
Acquisition of businesses, net of cash acquired	(8.7)	(45.9)
Proceeds from sale of businesses	2.1	32.7
Net cash used in investing activities	(148.7)	(124.9)
Cash flows from financing activities
Proceeds from borrowings on long-term debt	75.0	141.0
Repayment on long-term debt	(100.0)	(157.3)
Deferred financing charges	(1.2)	(22.5)
Bank overdraft	—	(3.3)
Other financing activities	0.1	—
Capital contribution from parent	0.1	—
Return of capital to parent	(1.9)	—
Net cash used in financing activities	(27.9)	(42.1)
Net increase (decrease) in cash and cash equivalents	18.2	(1.6)
Cash and cash equivalents, beginning of period	12.0	18.8
Cash and cash equivalents, end of period	$30.2	$17.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
ADS Waste Holdings, Inc. (the “Company”, “ADS Waste” or “ADS”) together with its consolidated subsidiaries is a regional environmental services company providing nonhazardous solid waste collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas.
The Company currently manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal, recycling services and billing services. Additional information related to segments can be found in Note 9.
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
The condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s annual financial statements for the year ended December 31, 2013.
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
Liabilities for final closure and post-closure costs for the year ended December 31, 2013 and for the nine months ended September 30, 2014 are shown in the table below:

Balance at December 31, 2012	$191.5
Increase in retirement obligation	10.8
Accretion of closure and post-closure costs	15.0
Disposition	(6.5)
Change in estimate	(14.5)
Costs incurred	(12.0)
Balance at December 31, 2013	184.3
Increase in retirement obligation	13.9
Accretion of closure and post-closure costs	9.3
Costs incurred	(6.7)
Balance at September 30, 2014	200.8
Less: Current portion	(34.8)
$166.0
At two landfills, the Company provides financial assurance by depositing cash into restricted funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations.
The fair value of funds and escrow accounts for which the Company is the sole beneficiary was $2.3 at September 30, 2014.

4.	Discontinued Operations
The Company completed the sale of certain assets and liabilities in Oxford, MA in December 2013 and the results of operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

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
In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses in Georgia and New Jersey. The Company completed the divestitures in 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
The Company completed the sale of certain assets and liabilities in New York and New Jersey from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security due 2017. The results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The Company also reacquired the outstanding IWS minority interest of $2.5 previously held by the minority shareholder in August 2013.
The following table summarizes the assets and liabilities of those businesses that are presented as held for sale in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Accounts receivable, net	$—	$0.7
Prepaid expenses and other current assets	—	0.3
Property and equipment, net	—	2.1
Total assets	$—	$3.1
LIABILITIES
Accounts payable	$—	$1.0
Accrued expenses	—	0.4
Deferred revenue	—	0.3
Total liabilities	$—	$1.7

The following table summarizes the revenues and expenses of those businesses that are presented as discontinued operations prior to impairment charges in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Service revenues	$—	$25.2	$0.4	$98.7
Operating costs and expenses
Operating	—	25.7	0.9	92.4
Selling, general and administrative	—	1.8	0.3	5.4
Depreciation and amortization	—	1.5	0.3	3.7
Loss (gain) on disposal of assets	—	10.9	(0.4)	18.5
Total operating costs and expenses	—	39.9	1.1	120.0
Other expense
Interest expense	—	—	—	(0.2)
Total other expense	—	—	—	(0.2)
Loss from discontinued operations before income tax	—	(14.7)	(0.7)	(21.5)
Tax benefit	(0.8)	(2.9)	(1.0)	(4.3)
Loss from discontinued operations, net of taxes	$0.8	$(11.8)	$0.3	$(17.2)

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

5.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	September 30, 2014	December 31, 2013

Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.15% and 4.17% at September 30, 2014 and December 31, 2013, respectively) due quarterly; balance due at maturity in October 2017	$—	$8.0
Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.7	3.5
Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	0.5	0.6
Term loans; quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% and 1.25% at September 30, 2014 and December 31, 2013, respectively, plus an applicable margin of 300 basis points at September 30, 2014 and December 31, 2013	1,768.5	1,782.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	24.4	15.4
Other debt	0.5	1.1
	2,347.6	2,360.6
Less: Original issue discount	(24.9)	(28.7)
Less: Current portion	(22.1)	(29.1)
	$2,300.6	$2,302.8
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

Revolving Credit and Letter of Credit Facilities
As of September 30, 2014, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under various credit facilities. The Company’s revolving credit facility is its primary source of letter of credit capacity and expires in October, 2017. As of September 30, 2014, the Company had an aggregate of approximately $67.5 of letters of credit outstanding under various credit facilities.
Debt Borrowings and Repayments
The Company repaid $83.0 under its revolving credit facilities, $13.5 on its Term B loan and $3.5 on various other obligations in cash during the nine months ended September 30, 2014. The Company had $75.0 of borrowings in cash during the nine months ended September 30, 2014.
In February 2014, the Company refinanced its Term B loan in an amount equal to the outstanding principal at December 31, 2013 bearing interest at a LIBOR floor of 0.75% plus 300 basis points or the base rate as defined plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $1.2 for the period ended September 30, 2014. In February 2013, the Company refinanced its Term B loan in an amount equal to the outstanding principal at December 31, 2012 bearing interest at a LIBOR floor of 1.25% plus 300 basis points or the base rate, as defined, plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $19.5. The covenants remained unchanged from the previous debt and the Company was in compliance with the covenants.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

6.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Fuel commodity derivatives	Other current assets	$—	$0.1
Fuel commodity derivatives	Other current liabilities	(3.0)	—
Fuel commodity derivatives	Other long term liabilities	(0.6)	—
Interest rate caps	Other assets	3.8	6.1
Total derivative assets		$0.2	$6.2

We have not offset fair value of assets and liabilities recognized for our derivative instruments.
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The Company recorded the premium of $5.0 in other assets in the condensed consolidated balance sheets and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.3 and $(0.3) for the three month period ending September 30, 2014 and 2013, respectively and $1.9 and $0.0 for the nine months ended September 30, 2014 and 2013, respectively. The original notional amounts of the contracts aggregated are approximately $1,212.0 at December 31, 2013 and expire in tranches through 2016.

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
The following table summarizes the impacts of terminated swap agreements on the Company’s results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Terminated swap agreements	$—	$1.5	$—	$4.5
Commodity Derivatives
The market prices of diesel fuel and natural gas are unpredictable and can fluctuate significantly. A significant increase in the price of fuel or natural gas could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements related to the Company’s collection and transfer assets. The Company has hedges amounting to approximately 18.5 gallons of fuel with strike prices ranging from $2.75 to $2.92 per gallon which expire in various periods through December 31, 2015. Further, the Company entered into put options to reduce the exposure of a decrease in natural gas prices. The Company hedged approximately 0.5 BTUs of natural gas with strike price of $5.10 which expired in December, 2013.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

There was no significant ineffectiveness associated with the Company’s cash flow hedges for the three and nine month periods ended September 30, 2014 and 2013.

7.	Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended September 30, 2014 and 2013 was 15.1% and 30.9%, respectively. The Company’s effective income tax benefit rate for continuing operations for the nine months ended September 30, 2014 and 2013 was 22.3% and 34.7%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended September 30, 2014 was primarily due to recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended September 30, 2013 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the nine months ended September 30, 2014 was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the nine months ended September 30, 2013 was not significant.

The Company’s income tax benefit from discontinued operations for the three months ended September 30, 2014 was the result of unanticipated tax benefits associated with prior divestitures that were realized upon the filing of the Company's tax return. The Company's effective income tax benefit rate for the three months ended September 30, 2013 was 19.7% due to the impact of recording additional valuation allowance. The Company's effective income tax benefit rate from discontinued operations for the nine months ended September 30, 2014 and 2013 was 142.9% and 20%, respectively. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the nine months ended September 30, 2014 was due to recording of a benefit related to unanticipated tax benefits associated with prior divestitures. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the nine months ended September 30, 2013 was primarily due to the impact of the recording of additional valuation allowance.

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
Multiemployer Defined Benefit Pension Plans—Approximately 13.5% of the Company’s workforce is covered by collective bargaining agreements with various union locals across our operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which we contribute could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters—The consolidated company ADS Waste Holdings, Inc. is currently under audit by the IRS for the 2012 tax year. The company has open tax years that cover the periods from 2012 through 2013. The company was formed through a series of transactions including the contribution of equity of Advanced Disposal Services, Inc. and Subsidiaries (“ADS”) and HWStar Holdings Corp. and Subsidiaries. ADS has an open tax year for the 2011 period. IWS has open tax years that cover the periods from 1998 through 2010, and 2012.
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
The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial, industrial, and municipal customers throughout our operating regions. Summarized financial information concerning its reportable segments for the three and nine months ended September 30, 2014 and 2013 are shown in the table below:

	Service Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2014
South	$125.9	$18.8	$18.5
East	97.2	4.3	24.0
Midwest	145.0	16.7	28.9
Corporate	—	(14.7)	2.4
	$368.1	$25.1	$73.8

Three Months Ended September 30, 2013
South	$121.4	$17.6	$19.4
East	86.0	4.7	19.7
Midwest	137.3	10.4	31.6
Corporate	—	(24.9)	2.3
	$344.7	$7.8	$73.0

Nine Months Ended September 30, 2014
South	$372.0	$54.3	$55.7
East	268.4	4.8	63.0
Midwest	408.8	38.5	81.7
Corporate	—	(48.5)	6.3
	$1,049.2	$49.1	$206.7

Nine Months Ended September 30, 2013
South	$356.4	$53.4	$57.7
East	247.4	10.5	56.6
Midwest	381.7	22.7	88.8
Corporate	—	(66.1)	6.7
	$985.5	$20.5	$209.8

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
In September 2012, the Company announced a reorganization of its operations, designed to consolidate management and staff in connection with the merging of the operations of IWS and ADS. Subsequent to the closing of Veolia ES Solid Waste division, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter locations and divesting of certain locations. Through this and subsequent reorganizations, the Company eliminated approximately 130 positions throughout the Company and offered voluntary separation agreements to those impacted.
During the three months ended September 30, 2014 and 2013, we recognized $1.6 and $2.2 of pre-tax restructuring charges, respectively. For three months ended September 30, 2014, $1.2 was related to relocation and $0.4 was related to employee severance and benefits cost and for the three months ended September 30, 2013, $1.4 was related to employee severance and benefits costs and $0.8 was related to lease termination costs.
During the nine months ended September 30, 2014 and 2013, we recognized $3.6 and $4.1 of pre-tax restructuring charges, respectively. For the nine months ended September 30, 2014, $2.6 of relocation costs, $0.4 of employee severance and benefits costs and $0.6 of lease termination costs. For the nine months ended September 30, 2013, $2.6 was related to relocation costs, $0.3 was related to employee severance and benefits costs and $1.2 was related to lease termination costs.
Since inception of the reorganization program through September 30, 2014, the Company had recognized $23.5 of restructuring charges, of which $13.3 related to employee severance and benefits, $4.5 associated with lease termination costs and the remainder was associated with relocation costs. Of the total amount recognized since inception of the program in 2012, the Company has paid $17.4 of these costs. At September 30, 2014, the Company had approximately $4.3 of accrued employee severance and $1.8 of lease termination costs, which will be paid through November 2020.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

11.	Fair Value Measurements
Assets and Liabilities Accounted for at Fair Value

In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The carrying value for certain of our financial instruments, including cash approximates fair value because of the short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurement at September 30, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$30.2	$30.2	$—	$—	$—	$30.2
Restricted cash	2.3	2.3	—	—	—	2.3
Derivative instruments - Asset position	3.8	—	3.8	—	—	3.8
Derivative instruments - Liability position	(3.6)	$—	(3.6)	$—	$—	$(3.6)
Total recurring fair value measurements	$32.7	$32.5	$0.2	$—	$—	$32.7

		Fair Value Measurement at December 31, 2013 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$12.0	$12.0	$—	$—	$—	$12.0
Restricted cash	2.4	2.4	—	—	—	2.4
Derivative instruments - Asset position	6.2	—	6.2	—	—	6.2
Total recurring fair value measurements	$20.6	$14.4	$6.2	$—	$—	$20.6

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

The fair values of our fuel hedges and interest rate caps are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of September 30, 2014 and December 31, 2013, respectively.

The estimated fair value of the Company’s debt is as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Senior notes	$578.6	$596.1
Term loan B	1,732.6	1,788.1
	$2,311.2	$2,384.2
The carrying value of the Company’s debt at September 30, 2014 and December 31, 2013 was approximately $2,318.5 and $2,332.0, respectively.

12.	Stock-Based Compensation
During the nine months ended September 30, 2014, there were 8,753 grant issuances under its stock option plan. For the nine months ended September 30, 2014, 7,833 annual and senior management options were forfeited and 11,237 strategic options were forfeited. As of September 30, 2014 there 38,575 options outstanding under the annual and senior management plan and 40,270 outsanding under the strategic plan. The weighted average exercise price of annual and strategic stock options were $662 and $575, respectively.
The weighted average remaining contractual term for the outstanding annual and senior management stock option plans was 6.9 years. The weighted average remaining contractual terms for the outstanding strategic option plan was 5.6 years. Total unrecognized compensation expense was approximately $3.0, which will be recognized over the next 2.7 years. For the three months ended September 30, 2014 and 2013, compensation expense was approximately $0.4 and $0.6. For the nine months ended September 30, 2014 and 2013, compensation expense was approximately $1.8 and $3.0.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

13.	Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

Nine Months Ended September 30, 2014
Gains and Losses on Derivative Instruments (a)

Balance, December 31, 2013	$2.5
Other comprehensive loss before reclassifications, net of tax	(2.8)
Amounts reclassified from accumulated other comprehensive income	0.1
Net current period other comprehensive loss	(2.7)
Balance, September 30, 2014	$(0.2)

(a)Amounts in parentheses represent debits to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows:

	Amount of Derivative Gain (Loss) Recognized in OCI Effective Three Months Ended September 30,		Amount of Derivative Gain (Loss) Recognized in OCI Effective Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2014	2013	2014	2013

Fuel commodity derivatives	$(3.8)	$0.4	$(3.7)	$0.1
Natural gas commodity derivatives	—	—	—	(0.1)
Interest rate caps	0.5	(2.1)	(0.4)	2.1
Total before tax	(3.3)	(1.7)	(4.1)	2.1
Tax expense	(1.2)	(0.6)	(1.3)	0.9
Net of tax	$(2.1)	$(1.1)	$(2.8)	$1.2
The amounts reclassified out of each component of accumulated other comprehensive income are as follows:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	Statement of Operations Classification	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a) Three Months Ended September 30,		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a) Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges		2014	2013	2014	2013

Gains and losses on cash flow hedges:
Interest rate swaps	Interest expense	$—	$1.5	$—	$4.5
Fuel commodity derivatives	Operating expenses	0.1	(0.2)	0.1	(0.8)
Natural gas commodity derivatives	Service revenues	—	0.2	—	0.7
Total reclassifications for the period, before tax		0.1	1.1	0.1	3.0
Tax impact		—	0.4	—	1.2
Total reclassifications for the period, net of tax		$0.1	$0.7	$0.1	$1.8

(a)	Amounts in parentheses represent debits to the statement of operations classification.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Service revenues	$368.1	100.0%	$344.7	100.0%	$1,049.2	100.0%	$985.5	100.0%
Operating costs and expenses
Operating	231.7	62.9%	215.4	62.5%	673.0	64.1%	620.5	63.0%
Selling, general and administrative	35.6	9.7%	44.5	12.9%	115.6	11.0%	128.8	13.1%
Depreciation and amortization	73.8	20.0%	73.0	21.2%	206.7	19.7%	209.8	21.3%
Acquisition and development charges	—	—%	0.8	0.2%	0.1	—%	1.0	0.1%
Loss on disposition of assets	0.3	0.1%	1.0	0.3%	1.1	0.1%	0.8	0.1%
Restructuring	1.6	0.4%	2.2	0.6%	3.6	0.3%	4.1	0.4%
Total operating costs and expenses	343.0	93.1%	336.9	97.7%	1,000.1	95.2%	965.0	98.0%
Operating income	$25.1	6.9%	$7.8	2.3%	$49.1	4.8%	$20.5	2.0%
Overall, operating income increased $17.3 or 221.8% to $25.1 for the three months ended September 30, 2014 as a result of core business growth in special waste, residential collection and rolloff activities and lower selling, general and administrative costs due to substantial completion of the rebranding and integration efforts associated with the Veolia ES Solid Waste division acquisition. For the nine months ended September 30, 2014, operating income increased $28.6 or 139.5% to $49.1 as a result of price increases and volume growth, lower depreciation costs and substantial completion of the rebranding and integration efforts.
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
Revenues from our collection operations consist of fees we receive from commercial, industrial, municipal and residential customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling facilities, transfer station or disposal facility and our disposal costs.

Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities with terms typically of three to five years or longer. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide front load and temporary and permanent roll-off service offerings to our customers. While the majority of our roll-off services are provided to customers under long-term contracts, we generally do not enter into contracts with our temporary roll-off customers due to the relatively short-term nature of most construction and demolition (“C&D”) projects.
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
Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at municipal solid waste landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices and broker revenue, which is earned by managing waste services for our customers.
The following table sets forth our consolidated revenues for the periods indicated (in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Collection	$245.0	66.6%	$228.4	66.3%	$710.3	67.7%	$668.1	67.8%
Disposal	136.1	37.0%	126.0	36.6%	368.7	35.1%	340.9	34.6%
Sale of recyclables	8.5	2.3%	8.9	2.6%	26.0	2.5%	26.9	2.7%
Fuel fees and environmental fees	24.1	6.5%	22.2	6.4%	69.2	6.6%	60.5	6.1%
Other revenue	25.0	6.8%	24.4	7.1%	71.4	6.8%	71.4	7.2%
Intercompany eliminations	(70.6)	(19.2)%	(65.2)	(18.9)%	(196.4)	(18.7)%	(182.3)	(18.5)%
Total service revenues	$368.1	100.0%	$344.7	100.0%	$1,049.2	100.0%	$985.5	100.0%
Three months ended September 30, 2014 compared to 2013
Revenue for the 2014 quarter was $368.1, an increase of $23.4, or 6.8%, from revenue of $344.7 in the 2013 quarter. The increase was due to the following:

•
Collection revenue increased by $16.6 or 7.3%, of which $12.3 was driven by increases in volume primarily in the rolloff, commercial and residential collection activities, driven by new municipal contracts, $1.3 was driven by price increases and $3.1 was driven by the impact of acquisitions in the current and prior years.

•	Disposal revenue increased by $10.1 or 8.0%, of which $5.3 was driven by increases in landfill volumes for all waste streams, and the remainder from pricing increases.

•	Sale of recyclables decreased by $0.4 or 4.5%, primarily resulting from decreases in pricing as a result of overall lower average commodity prices.

•	Fuel fees and environmental fees increased by $1.9 or 8.6% due to the harmonization of the policies and increased participation of fees charged to customers.

•	Other revenue increased by $0.6 or 2.5%, mainly due to an increases in trucking revenue related to special waste projects. .
Nine months ended September 30, 2014 compared to 2013
Revenue for the nine month period in 2014 was $1,049.2, an increase of $63.7, or 6.5%, from revenue of $985.5 in the comparable 2013 period. The increase was due to the following:

•	Collection revenue increased by $42.2, or 6.3%, of which $28.4 was driven by increases in volume, primarily in the residential, rolloff and commercial activities and $14.5 was driven by acquisitions.

•	Disposal revenue increased by $27.8 or 8.2%, of which $14.2 was driven by volume increases due to large special waste projects and increases in MSW volumes and the remainder from pricing increases.

•	Sale of recyclables decreased by $0.9 or 3.3% primarily resulting from lower commodity pricing.

•	Fuel fees and environmental fees increased by $8.7 or 14.4% due to the harmonization of the policies and increased participation of the fees charged to customers.

•	Other revenue remained flat for the comparable periods.
Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Operating	$228.4	62.0%	$211.4	61.3%	$663.0	63.2%	$608.5	61.7%
Accretion of landfill retirement obligations and other long-term liabilities	3.3	0.9%	4.0	1.2%	10.0	1.0%	12.0	1.2%
Operating expenses	$231.7	62.9%	$215.4	62.5%	$673.0	64.1%	$620.5	63.0%

Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•
Transfer and disposal costs include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with ours markets outside our standard operating areas).

•	Maintenance and repairs expenses include labor, maintenance and repairs to our vehicles, equipment and containers.

•
Fuel costs include the direct cost of fuel used by our vehicles, net of fuel tax credits and any ineffectiveness on our fuel hedges. We also incur certain indirect fuel costs in our operations that are not taken into account in the analysis below.

•	Franchise fees and taxes consist of municipal franchise fees, host community fees and royalties.

•	Risk management expenses include casualty insurance premiums and claims payments and estimates for claims incurred but not reported.

•	Other expenses include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs.

•
Accretion expense related to landfill capping, closure and post-closure and accretion expense on loss contracts and other operating liabilities is included in “Operating expenses” in our condensed consolidated income statements, but, it is excluded from the table below (refer to discussion below “Accretion of landfill retirement obligations and other long-term liabilities” for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations and other long-term liabilities (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Labor and related benefits	$71.3	19.4%	$66.9	19.4%	$209.7	20.0%	$194.2	19.7%
Transfer and disposal costs	55.7	15.1%	48.5	14.1%	156.4	14.9%	140.3	14.2%
Maintenance and repairs	30.2	8.2%	27.4	7.9%	85.7	8.2%	76.5	7.8%
Fuel	25.9	7.0%	25.4	7.4%	79.3	7.6%	74.7	7.6%
Franchise fees and taxes	17.8	4.8%	15.7	4.6%	47.9	4.6%	42.7	4.3%
Risk management	6.9	1.9%	6.4	1.9%	21.0	2.0%	18.3	1.9%
Other	20.6	5.6%	21.1	6.1%	63.0	6.0%	61.8	6.3%
Operating expenses, excluding accretion expense	$228.4	62.0%	$211.4	61.3%	$663.0	63.2%	$608.5	61.7%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended September 30, 2014 compared to 2013
Operating expenses increased by $17.0, or 8.0%, to $228.4 for the 2014 quarter from $211.4 in the 2013 quarter.

•
Labor and related benefits increased by $4.4 or 6.6% to $71.3, of which approximately $1.6 was attributable to merit increases and the remainder was due to tech and driver shortages, resulting in increased overtime costs and acquisition and new contract activity.

•
Transfer and disposal costs increased by $7.2 or 14.8% to $55.7, which was primarily attributable to increases in volume from organic growth, acquisition activity, new contract activity, increases in 3rd party disposal and higher costs of transporting the waste from the company's transfer stations to the landfills.

•
Maintenance and repairs expense increased by $2.8 or 10.2% to $30.2, which was attributable to outsourcing a higher volume of repair work to third parties in certain marketplaces due to a shortage of mechanics. In addition, as rolloff demand increased, containers were repaired in order to meet the growing demand.

•	Fuel costs increased $0.5, or 2.0% to $25.9, primarily resulting from increased fuel consumption due to increases in rolloff volume, acquisition activity and new municipal contracts.

•	Franchise fees and taxes increased $2.1 or 13.4% to $17.8 primarily due to increases in disposal volumes.

•	Risk management expenses increased $0.5 or 7.8% to $6.9 primarily due to adverse development of existing claims compared to the same period in the prior year.

•	Other operating costs decreased $0.5 or 2.4% to $20.6 in 2014 and decreased as a percentage of revenue by 50 basis points.
Nine months ended September 30, 2014 compared to 2013
Operating expenses increased by $54.5, or 9.0%, to $663.0 for the nine month period in 2014 from $608.5 in the comparable 2013 period, of which $3.2 was attributable to severe winter weather experienced in most of our marketplaces.

•
Labor and related benefits increased by $15.5 or 8.0% to $209.7, of which approximately $3.1 was attributable to merit increases, $1.3 was attributable to weather related overtime costs and reduced productivity and the remainder was due to acquisition activity and tech and driver shortages resulting in increased overtime costs.

•
Transfer and disposal costs increased by $16.1 or 11.5% to $156.4, which was primarily attributable to increases in volume from organic growth, acquisitions and new contract activity and higher costs of transporting the waste from the company's transfer stations to the landfills.

•
Maintenance and repairs expense increased by $9.2, or 12.0% to $85.7 of which $0.9 was attributable to severe winter weather. The remainder was primarily attributable to outsourcing a higher volume of work to third parties in certain marketplaces due to a shortage of mechanics. Furthermore, as rolloff demand increased, containers were repaired in order to meet the growing demand.

•
Fuel costs increased $4.6, or 6.2% to $79.3, of which $0.4 was due to higher cost fuel blends that were required in certain geographic areas during severe cold weather and the remainder was due to an increased price per gallon, as well as increased fuel consumption due to acquisition activity, new municipal contracts and increased volumes. As a percentage of revenue, fuel expense remained relatively flat.

•	Franchise fees and taxes increased $5.2 or 12.2% to $47.9 primarily due to increases in disposal volumes.

•	Risk management expenses increased $2.7 or 14.8% to $21.0 primarily due to adverse development of existing claims compared to the same period in the prior year.

•
Other operating costs increased $1.2 or 1.9% to $63.0 in 2014, of which $0.6 was due to the impact of the severe winter weather and the remainder due to increased leachate costs and additional slope repairs.

Accretion of landfill retirement obligations and other long-term liabilities
Accretion expense was $3.3 and $4.0 for the three months ended September 30, 2014 and 2013, respectively and $10.0 and $12.0 for the nine months ended September 30, 2014 and 2013, respectively. The decrease of $0.7 for the three months ended September 30, 2014 compared to 2013 and $2.0 for the nine months ended September 30, 2014 compared to 2013 was primarily attributable to settlement of certain capping obligations and waste relocation, as well as a decrease in the interest rate on landfill retirement obligations.

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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Salaries	$21.9	5.9%	$21.5	6.2%	$69.1	6.6%	$67.7	6.9%
Legal and professional	2.1	0.6%	1.9	0.6%	7.7	0.7%	7.1	0.7%
Rebranding and integration costs	0.4	0.1%	8.9	2.6%	3.9	0.4%	21.2	2.2%
Other	11.2	3.0%	12.2	3.5%	34.9	3.3%	32.8	3.3%
Total selling, general and administrative expenses	$35.6	9.7%	$44.5	12.9%	$115.6	11.0%	$128.8	13.1%
Three months ended September 30, 2014 compared to 2013
Our salaries expenses increased by $0.4 or 1.9% primarily attributable to merit raise increases of approximately $0.6, which were offset by a reduction in force action that occurred in August 2014 and the retirement of a senior executive.
Legal and professional fees increased $0.2 or 10.5% to $2.1 impacted by managing current ongoing litigation matters.

Rebranding and integration costs are mainly related to the costs associated with the acquisition and integration of Veolia ES Solid Waste division and other acquisitions, as well as the reorganization of the companies. These costs are mainly comprised of professional fees, including legal, accounting, engineering and rebranding costs. The decrease of $8.5 from the 2014 quarter to the 2013 quarter is primarily a result of nearing completion of the overall programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses decreased $1.0 or 8.2% as a result of cost reduction efforts in travel expenses and reductions in overall bad debt expense as a result of an effort to decrease days sales outstanding.
Nine months ended September 30, 2014 compared to 2013
Our salaries expenses increased by $1.4 or 2.1% primarily due to merit increases that were offset by a reduction in force action that occurred in August 2014 and the retirement of a senior executive.
Legal and professional fees increased $0.6 or 8.5% to $7.7 impacted by managing current ongoing litigation matters, but remained relatively flat as a percentage of revenue.
Rebranding and integration costs are mainly related to the costs associated with the acquisition and integration of Veolia ES Solid Waste division and other acquisitions, as well as the reorganization of the companies. These costs are mainly comprised of severance charges that did not qualify as restructuring costs under current accounting guidance, professional fees, including legal, accounting, engineering and rebranding costs. The decrease of $17.3 from the 2014 period to the 2013 period is primarily a result of nearing completion of the overall related programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses increased by $2.1 or 6.4% to $34.9 mainly due to increased credit card and payroll processing charges, rent at corporate and regional offices and acceleration of the timing of certain corporate meetings, but remained flat as a percentage of revenue.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Depreciation, amortization and depletion of property and equipment	$63.2	17.2%	$63.1	18.3%	$175.0	16.7%	$178.3	18.1%
Amortization of other intangible assets	10.6	2.9%	9.9	2.9%	31.7	3.0%	31.5	3.2%
Depreciation and amortization	$73.8	20.0%	$73.0	21.2%	$206.7	19.7%	$209.8	21.3%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Depreciation and amortization of property and equipment	$31.4	8.5%	$35.3	10.2%	$92.6	8.8%	$106.0	10.8%
Landfill depletion and amortization	31.8	8.6%	27.8	8.1%	82.4	7.9%	72.3	7.3%
Depreciation, amortization and depletion of property and equipment	$63.2	17.2%	$63.1	18.3%	$175.0	16.7%	$178.3	18.1%
Depreciation and amortization of property and equipment decreased by $3.9 to $31.4 for the three months ended September 30, 2014 and decreased by $13.4 to $92.6 for the nine months ended September 30, 2014, primarily due to certain assets acquired in the Veolia ES Solid Waste division transaction becoming fully depreciated, which were offset by acquisitions completed during the respective periods. Landfill depletion and amortization increased $4.0 to $31.8 for the three months ended September 30, 2014 and $10.1 to $82.4 for the nine months ended September 30, 2014, primarily due to an increase in volumes, increase in cell development costs and an increase in cost estimates for post-closure related activities for one landfill which temporarily ceased operations in the prior year.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.6 and $9.9 or as a percentage of revenue, 2.9% and 2.9%, for the three months ended September 30, 2014 and 2013, respectively and $31.7 and $31.5 or as a percentage of revenue, 3.0% and 3.2%, for the nine months ended September 30, 2014 and 2013, respectively. The increase in amortization is primarily the result of acquisition activity in the prior year. Our other intangible assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

Six acquisitions, as well as certain net working capital adjustments related to prior purchases were completed during the nine months ended September 30, 2014 for $8.7. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Fourteen acquisitions, as well as certain net working capital adjustments related to purchases were completed during the nine months ended September 30, 2013 for $45.9, of which $20.6 was related to settlement of net working capital adjustments related to the acquisition of Veolia.
Asset Impairments and Divestitures/Discontinued Operations
From time to time, we may divest certain components of our business. Such divestitures may be undertaken for a number of reasons, including as a result of a determination that a specified asset will no longer provide adequate returns to us or will no longer serve a strategic purpose in connection with our business.
The Company completed the sale of certain assets and liabilities in Oxford, MA in December 2013 and the results of operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013.

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
In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses in Georgia and New Jersey. The Company completed the divestitures in 2013 and the results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
The Company completed the sale of certain assets and liabilities in New York and New Jersey from the IWS and Veolia ES Solid Waste division businesses for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security due 2017. The results of those operations have been included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The Company also reacquired the outstanding IWS minority interest of $2.5 previously held by the minority shareholder in August 2013.
Loss from discontinued operations before tax for the three months ended September 30, 2014 and 2013 was $0.0 and $14.7, respectively. The decrease in the loss is due to the completion of the sale of the assets that were held for sale in due course in calendar 2013 and in January 2014. Loss from discontinued operations before tax for the nine months ended September 30, 2014 and 2013 was $0.0 and $21.5, respectively. The decrease in the loss is due to the completion of the sale of the assets that were held for sale in due course in calendar 2013 and in January 2014.
Restructuring Charges
In September 2012, the Company announced a reorganization of its operations, designed to consolidate management and staff in connection with the merging of the operations of IWS and ADS. Subsequent to the closing of Veolia ES Solid Waste division, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter locations and divesting of certain locations. Through this and subsequent reorganizations, the Company eliminated approximately 130 positions throughout the Company and offered voluntary separation agreements to those impacted.
During the three months ended September 30, 2014 and 2013, we recognized $1.6 and $2.2 of pre-tax restructuring charges, respectively. For three months ended September 30, 2014, $1.2 was related to relocation and $0.4 was related to employee severance and benefits costs and for the three months ended September 30, 2013, $1.4 was related to employee severance and benefits costs and $0.8 was related to lease termination costs.
During the nine months ended September 30, 2014 and 2013, we recognized $3.6 and $4.1 of pre-tax restructuring charges, respectively. For the nine months ended September 30, 2014, $2.6 of relocation costs, $0.4 of employee severance and benefits costs and $0.6 of lease termination costs. For the nine months ended September 30, 2013, $2.6 was related to relocation costs, $0.3 was related to employee severance and benefits costs and $1.2 was related to lease termination costs.
Since inception of the reorganization program through September 30, 2014, the Company had recognized $23.5 of restructuring charges, of which $13.3 related to employee severance and benefits, $4.5 associated with lease termination costs and the remainder was associated with relocation costs. Of the total amount recognized since inception of the program in 2012, the Company has paid $17.4 of these costs. At September 30, 2014, the Company had approximately $4.3 of accrued employee severance and $1.8 of lease termination costs, which will be paid through November 2020.

Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions of dollars and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Interest expense on debt and capital lease obligations	$30.4	8.3%	$32.3	9.4%	$92.8	8.8%	$104.9	10.6%
Accretion of original issue discounts and loan costs	5.3	1.4%	4.7	1.4%	14.0	1.3%	12.5	1.3%
Amortization of terminated interest rate swaps	—	—%	1.5	0.4%	—	—%	4.5	0.5%
Less: capitalized interest	(0.3)	(0.1)%	(0.1)	—%	(1.1)	(0.1)%	(0.2)	—%
Total interest expense	$35.4	9.6%	$38.4	11.1%	$105.7	10.1%	$121.7	12.3%
The decrease in interest expense from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 is principally due to lower interest rates on the current debt as a result of a re-pricing transaction that was affected on the Term B loan in February 2014, which lowered the interest rate floor by 50 basis points, the repricing transaction in February 2013 that lowered the margin by 100 basis points as well as decreased average debt levels during the 2014 period.
Debt Modifications
We modified our Term B loan in February 2014 and 2013 and incurred approximately $1.2 and $22.5, respectively of costs in connection with the modifications, which were capitalized as debt issuance costs. The modification in February 2014 lowered the interest rate floor by 50 basis points and the modification in February 2013 lowered the margin by 100 basis points.

Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended September 30, 2014 and 2013 was 15.1% and 30.9%, respectively. The Company’s effective income tax benefit rate for continuing operations for the nine months ended September 30, 2014 and 2013 was 22.3% and 34.7%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended September 30, 2014 was primarily due to recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended September 30, 2013 was not significant. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the nine months ended September 30, 2014 was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the nine months ended September 30, 2013 was not significant.

The Company’s income tax benefit from discontinued operations for the three months ended September 30, 2014 was the result of unanticipated tax benefits associated with prior divestitures that were realized upon the filing of the Company's tax return. The Company's effective income tax benefit rate for the three months ended September 30, 2013 was 19.7% due to the impact of recording additional valuation allowance. The Company's effective income tax benefit rate from discontinued operations for the nine months ended September 30, 2014 and 2013 was 142.9% and 20%, respectively. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the nine months ended September 30, 2014 was due to recording of a benefit related to unanticipated tax benefits associated with prior divestitures. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from discontinued operations for the nine months ended September 30, 2013 was primarily due to the impact of the recording of additional valuation allowance.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables (in millions):

	Service Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2014
South	$125.9	$18.8	$18.5
East	97.2	4.3	24.0
Midwest	145.0	16.7	28.9
Corporate	—	(14.7)	2.4
	$368.1	$25.1	$73.8

Three Months Ended September 30, 2013
South	$121.4	$17.6	$19.4
East	86.0	4.7	19.7
Midwest	137.3	10.4	31.6
Corporate	—	(24.9)	2.3
	$344.7	$7.8	$73.0

Nine Months Ended September 30, 2014
South	$372.0	$54.3	$55.7
East	268.4	4.8	63.0
Midwest	408.8	38.5	81.7
Corporate	—	(48.5)	6.3
	$1,049.2	$49.1	$206.7

Nine Months Ended September 30, 2013
South	$356.4	$53.4	$57.7
East	247.4	10.5	56.6
Midwest	381.7	22.7	88.8
Corporate	—	(66.1)	6.7
	$985.5	$20.5	$209.8

Comparison of Reportable Segments—Three months ended September 30, 2014 compared to 2013
South Segment
Revenue increased $4.5, or 3.7% for the three month period in 2014 compared to the 2013 period. Collection volume, excluding acquisitions, increased $3.6 resulting from higher residential collection due to the expansion of an existing contract, as well as increases in the commercial and rolloff lines of business. Declines in the broker business due to the loss of certain accounts as well as decreases in recycling volume and trucking revenue offset the collection volume by approximately $2.2. Price increases, including fuel and environmental fees contributed additional revenue of $1.8, which was partially impacted by lower commodity pricing. Acquisitions contributed additional revenue of $0.7.
Operating income from our South Segment increased by $1.2 for the three month period in 2014 compared to the 2013 period. The increase in operating income was driven by increases in revenue from stronger collection volume, as well as decreases in depreciation and amortization as a result of certain assets being fully depreciated.
East Segment
Revenue increased by $11.2, or 13.0% for the three month period in 2014 compared to the 2013 period. Volume increases, excluding acquisitions contributed $10.0 driven primarily by collection volume increases of $7.2 mainly in the residential business from the start of a new contract. Landfill volumes increased $1.5 and trucking revenue increased $0.8. Acquisitions contributed additional revenue of $1.2.
Operating income from our East Segment decreased by $0.4 for the three month period in 2014 compared to the 2013 period, The decrease in operating income was driven by increased operating expenses due to an increase in cost estimates for post-closure related activities for one landfill, which ceased operation in the prior year, increased repairs and maintenance costs, increased depreciation and amortization as a result of acquisitions and increased risk management costs as a result of adverse claims development. Further, residential price rollbacks and concessions enacted in order to retain long-term contracts and negative churn contributed to the decrease in operating income.

Midwest Segment
Revenue increased $7.7 or 5.6% for the three month period in 2014 compared to the 2013 period, which was attributable to volume increases, exclusive of acquisitions of $6.5 primarily from special waste projects and increased MSW volumes. Price increases, including fuel and environmental fees contributed additional revenue of $1.2, which was partially impacted by lower commodity pricing. Acquisitions contributed additional revenue of $1.3.
Operating income from our Midwest Segment increased by $6.3 for the three month period in 2014 compared to the 2013 period, which is attributable to increased volumes, pricing initiatives as described above, as well as decreases in depreciation and amortization expense as a result of certain assets being fully depreciated.
Corporate Region
Operating loss decreased $10.2 for the three month period in 2014 compared to the 2013 period, primarily as a result of decreases in costs associated with the rebranding and integration efforts as the program nears completion.
Comparison of Reportable Segments—Nine Months Ended September 30, 2014 compared to 2013
South Segment
Revenue increased $15.6, or 4.4% for the nine month period in 2014 compared to the 2013 period. Collection volume, excluding acquisitions, increased $13.0 resulting from higher residential collection due to the expansion of an existing contract, as well as increases in the commercial and rolloff lines of business. Declines in landfill volumes and the broker business due to the loss of certain accounts, as well as decreases in recycling volume and trucking revenue offset the increase in collection volume by approximately $6.1. Price increases, including fuel and environmental fees, contributed additional revenue of $5.9, which was partially impacted by lower commodity pricing. Acquisitions contributed an additional $2.7 of revenue.
Operating income from our South Segment increased by $0.9 for the nine month period in 2014 compared to the 2013 period. The increase in operating income was driven by lower depreciation and amortization as a result of certain assets being fully depreciated and stronger collection volume, offset by increased operating expenses due to increased labor expenses from overtime as a result of tech and driver shortages, increased repairs and maintenance costs, increased risk management costs as a result of adverse claims development and increases in bond premium for one landfill. Additionally, the impact of the severe winter weather of $0.6 in first three months of the fiscal 2014 period contributed to a decline in operating income. Further, residential price rollbacks and concessions enacted in order to retain long-term contracts, lower priced volume increases and negative churn contributed to the decrease in operating income.
East Segment
Revenue increased by $21.0, or 8.5% for the nine month period in 2014 compared to the 2013 period. Volume increases contributed $11.4 driven by the residential collection line of business from the start of a new contract and increased rolloff volumes partially offset by decreases in trucking revenue. Price increases, including fuel and environmental fees contributed additional revenue of $3.3, which was partially impacted by lower commodity pricing. Acquisitions contributed additional revenue of $6.9.
Operating income from our East Segment decreased by $5.7 for the nine month period in 2014 compared to the 2013 period, primarily as a result of severe winter weather which impacted operating income by $2.5, increased depletion expense as a result of increased costs related to capping and post-closure at one landfill, increased operating expenses due to increased labor expenses from overtime as a result of tech and driver shortages, increased repairs and maintenance costs, increased depreciation and amortization as a result of acquisitions and increased risk management costs as a result of adverse development in claims. Further, residential price rollbacks and concessions enacted in order to retain long-term contracts, lower priced volume increases and negative churn contributed to the decrease in operating income.

Midwest Segment
Revenue increased $27.1 or 7.1% for the nine month period in 2014 compared to the 2013 period, which was attributable to volume increases, exclusive of acquisition volumes, of $21.0 driven by strong increases in special waste volume. Price increases, including fuel and environmental fees contributed additional revenue of $3.9, which was partially impacted by lower commodity pricing. Acquisitions contributed an additional $4.9 of revenue for the comparable period.
Operating income from our Midwest Segment increased by $15.8 for the nine month period in 2014 compared to the 2013 period, which is attributable to increased volumes, pricing initiatives and a decrease in depreciation and amortization expense. These increases were offset by higher operating costs due to lost productivity caused by the severe winter weather sustained in the first fiscal quarter of 2014, which accounted for approximately $1.9.
Corporate Region
Operating loss decreased $17.6 for the nine month period in 2014 compared to the 2013 period, primarily as a result of decreases in costs associated with the rebranding and integration efforts as the program nears completion.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolving Credit Facility (defined below) will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At September 30, 2014, the Company had negative working capital, which was driven by the timing of annual payments due for landfill taxes in certain states. At December 31, 2013, the Company had negative working capital which was driven by repayments on the revolving line of credit in the fourth quarter of 2013. In addition, the Company drew on its revolver to fund acquisitions that were completed in December 2013. The Company has more than adequate availability on its revolving line of credit to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances (in millions):

	September 30, 2014	December 31, 2013

Cash and cash equivalents	$30.2	$12.0

Total restricted funds	$2.3	$2.4

Debt:
Current portion	$22.1	$29.1
Long-term portion	2,300.6	2,302.8
Total debt	$2,322.7	$2,331.9

Cash on hand increased primarily as a result of a decrease in days sales outstanding and increased revenue. Net debt decreased due to repayments on the revolver and payments on the Term Loan B facility, partially offset by increases in capital leases.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$194.8	$165.4
Net cash used in investing activities	(148.7)	(124.9)
Net cash used in financing activities	(27.9)	(42.1)
Cash Flows Provided by Operating Activities
We generated $194.8 of cash flows from operating activities during the nine months ended September 30, 2014, compared with $165.4 during the nine months ended September 30, 2013. The increase of $29.4 was driven primarily by the following factors:

•	Accelerated rate of claims closure on self-insured claims in 2013.

•	Decrease in the days sales outstanding of accounts receivable.

•	Lower interest payments on debt due to refinancing of the Term Loan B facility.

•	Payments made to former Veolia Environnment S.A. employees in connection with the acquisition in 2013 that did not recur in 2014.

•	Refunds received on certain insurance policies in 2014 that did not occur in 2013.

•	Reduced spending on integration and rebranding activities.
Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities
We used $148.7 of cash in investing activities during the nine months ended September 30, 2014, an increase of $23.8 from the nine months ended September 30, 2013, which was primarily attributable to a land purchase of $9.1 at one of our landfills, payment of retainage amounts for cell construction at our landfills and payments for fleet expansion and other equipment costs of $21.6 as a result of a large municipal contract that began in June 2014. The capital expenditures were made in the ordinary course of business.
We used $8.7 in the nine months ended September 30, 2014 to purchase new businesses and settle working capital adjustments on prior acquisitions compared to $45.9 in the nine months ended September 30, 2013. The nine month period ended September 30, 2013 included the new working capital settlement related to the Veolia acquisition.
We received $2.1 in the nine months ended September 30, 2014 from the disposal of a business compared to $32.7 in the nine months ended September 30, 2013. Refer to discontinued operations section for further details on the disposition.
Cash Flows Used In Financing Activities
During the nine months ended September 30, 2014, net cash used in financing activities was $27.9 compared with $42.1 during the comparable 2013 period, a decrease of $14.2. The most significant items impacting the change in our financing cash flows for the nine months ended September 30, 2014 and 2013 are noted below:

•
Borrowings under our revolving credit facilities totaled $75.0 during the nine months ended September 30, 2014 compared to $141.0 during the nine months ended September 30, 2013, a decrease of $66.0 due to an increase in cash flow provided by operating activities of $29.4, which resulted in lower draws on the revolver to fund working capital needs, as well as a decrease in costs associated with refinancing the Term B Loan facility and a decrease in other deferred financing charges amounting to $21.3.

•
Repayments of revolving credit facilities and long-term debt totaled $100.0 during the nine months ended September 30, 2014 compared to $157.3 during the nine months ended September 30, 2013, a decrease of $57.3.

•
We incurred approximately $1.2 in costs paid to our lenders in connection with refinancing our Term Loan B facility for the nine months ended September 30, 2014 compared to $19.5 in the comparable 2013 period for an earlier refinancing of the Term Loan B facility n 2013. Additional costs in the amount of $3.0 were paid related to the original issuance of debt in the nine months ended September 30, 2013.

Senior Secured Credit Facilities
In November 2012, the Company entered into (i) a $1,800.0 term loan B facility (the “Term Loan B Facility”) and (ii) a $300.0 revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions in February 2014 and February 2013, that reduced the applicable floor by 50 basis points and the applicable margin by 100 basis points, respectively. The Company paid down $13.5 during the nine months ended September 30, 2014 related to the Term Loan B facility. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, for additional details regarding our Senior Secured Credit Facilities.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2014 and December 31, 2013, we had $0.0 and $8.0 outstanding under our $300.0 Revolving Credit Facility. The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolving Credit fFacility that is applicable when there are outstanding loans or letters of credit under the Revolving Credit Facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of September 30, 2014, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
The Company is subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2013 through December 30, 2014	8.00:1.00
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00
8 1/4% Senior Notes due 2020
On October 9, 2012, the Company issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee. As of September 30, 2014, we were in compliance with the covenants under the Indenture. See Note 5, Debt, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013, for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—As of September 30, 2014, we have $8.3 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations or financial condition, from the risk factors previously disclosed in our Form 10-K for the fiscal year ended 2013, which is accessible on the SEC website at www.sec.gov.
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

November 13, 2014	ADS Waste Holdings, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer