Form 10-K
period 2014-12-31
ADS Waste Holdings, Inc.
filed 2015-03-10
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at March 9, 2015 was 1,000 shares.
Documents Incorporated by Reference:
None

ADS Waste Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2014

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

ByITEM 1. BUSINESS
(All dollar amounts are presented in millions, unless otherwise noted)
ADS Waste Holdings, Inc. (the “Company” or “ADS Waste”) is the largest privately owned non-hazardous solid waste management company in the United States, as measured by revenue. We provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the South, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. Our headquarters are located in Ponte Vedra, Florida, and we service over 2.7 million residential customers, approximately 302,000 commercial and industrial (“C&I”) customers and 732 municipalities. We are vertically integrated with approximately 5,400 employees and we own or operate a network of 93 collection operations, 77 transfer stations, 24 recycling facilities and 42 active landfills with a fleet of approximately 3,100 vehicles. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).
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
The services we provide include non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years presented:

	Year ended December 31,
	2014		2013		2012
Collection	$950.8	67.8%	$897.3	68.0%	$370.8	68.9%
Disposal	492.8	35.1%	453.8	34.4%	168.1	31.3%
Sale of recyclables	33.5	2.4%	35.9	2.7%	16.6	3.1%
Fuel fees and environmental fees	92.8	6.6%	81.5	6.2%	25.3	4.7%
Other	95.5	6.8%	95.2	7.2%	44.0	8.2%
Intercompany eliminations	(262.4)	(18.7)%	(244.6)	(18.5)%	(86.9)	(16.2)%
Total	$1,403.0	100.0%	$1,319.1	100.0%	$537.9	100.0%

Collection Services. We serve approximately 302,000 commercial and industrial customers, over 2.7 million residential customers and 732 municipalities through our 93 collection operations. We internalize 64% of the waste into our own landfills. Approximately 10% of our routed trucks are CNG, which significantly reduce carbon emissions compared to diesel-fueled collection trucks.
For commercial and industrial (“C&I”) operations, we supply our customers with waste containers suitable for their needs and rent or sell compactors to large waste generators. Contracts with C&I customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. We generally bill commercial customers monthly in advance. Industrial customers are generally billed in arrears for our services. The customer generally may not cancel C&I contracts for a period of 36 to 60 months from the start of service without incurring a cancellation penalty. In addition, contracts typically are renewed automatically unless the customer specifically requests cancellation. Our C&I contracts generally allow for rate increases and represent about 36% of our overall collection revenue.
Our construction and demolition (“C&D”) waste services provide C&D sites with roll-off containers and waste collection, transportation and disposal services. C&D services are typically provided pursuant to arrangements in which the customer provides 24-hour advance notice of its disposal needs and is billed on a “per pull” plus disposal basis. While the majority of our roll-off services are provided to customers under long-term contracts, we generally do not enter into contracts with our temporary roll-off customers due to the relatively short-term nature of most C&D projects. Our temporary roll-off customers pay us in arrears for our services. Total C&D revenue represents approximately 25% of our overall collection revenue.
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
The fees that we receive for residential collection on an individual subscription basis are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly in advance by the residential customers receiving the service. Residential revenue represents approximately 39% of our overall collection revenue.
Disposal Services. Landfill disposal services represent the final stage in our vertically integrated waste collection and disposal services solution. We own or operate 32 municipal solid waste (“MSW”) landfills, and 10 C&D landfills at December 31, 2014, enabling us to offer comprehensive service to our customers. Our landfills average approximately 16.2 million tons of waste annually, of which 64% of the volume is internalized from our collection operations and transfer stations as of December 31, 2014. We charge tipping fees to third parties.
As of December 31, 2014, our landfills had approximately 285.7 million cubic yards of utilized airspace and total permitted and deemed airspace of approximately 825.0 million cubic yards. Our active landfills that are currently accepting waste have an average of 29 years of aggregate remaining permitable and deemed permitable life with a capacity utilization of 40%. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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

We also have responsibility for five closed landfills, for which we have associated closure and post-closure obligations.
As part of our vertically integrated solid waste disposal services, we operate 77 transfer stations. Transfer stations receive, consolidate and transfer solid waste to landfills and recycling facilities. Transfer stations enable us to:

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

Revenue at transfer stations is primarily generated by charging tipping or disposal fees. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or material recovery facilities. Transfer stations provide collection operations with a cost-effective means to consolidate waste and reduce transportation costs while providing our landfill sites with an additional “gate” to extend the geographic reach of a particular landfill site with the goal of increased internalization.
Recycling Services. We are focused on opportunistically developing our base of recycling facilities. There has been a growing interest in recycling, which is driven by public and private markets that are placing environmental stewardship as a top priority. This is evidenced by requests for proposals that incorporate alternate methods to manage the collection, processing and disposal of waste.
We have a network of 24 recycling facilities that we manage or operate. These facilities generate revenue through the collection, processing and sale of old corrugated cardboard (“OCC”), old newspaper (“ONP”), mixed paper, aluminum, glass and other materials. These recyclable materials are internally collected by our residential and industrial collection operations as well as third-party haulers.
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
Other Services. Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at municipal solid waste landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices and broker revenue, which is earned by managing waste services for our customers.
Customers
We provide services to a broad base of commercial, industrial, municipal and residential customers. No single customer individually accounted for more than 5% of our consolidated revenue in 2014.
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

Seasonality and Severe Weather
Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S., and reduced drilling activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause some of our mining and exploration customers to curtail their drilling programs, which could result in production of lower volumes of waste.

Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis and increased leachate disposal costs. Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather-related occurrences and other "event-driven" waste projects can boost revenues through heavier weight loads or additional work for a limited time period. These factors impact period-to-period comparisons of financial results.
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
We strive to conduct our operations in compliance with applicable laws, regulations and permits. However, from time to time we have been issued notices and citations from governmental authorities that have resulted in fines, penalties, the need to expend funds for compliance with environmental laws and regulations, remedial work and related activities at various landfills and other facilities. We cannot assure you that citations and notices will not be issued in the future or that any such notice or citation will not have a material effect on our operations or results.
Federal Regulation. The following summarizes the primary federal environmental and occupational health and safety-related statutes that affect our facilities and operations:

The Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA") which is also known as Superfund, provides for authorized federal authorities to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA's primary means for addressing such releases is to impose strict liability for cleanup of certain contaminated or disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party, or PRP, that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.

The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect wetlands, a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards ("NSPS") and emission guidelines ("EG") controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology ("MACT") standards for municipal solid waste landfills subject to the NSPS. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA published a proposed NSPS rule July 17, 2014 and plans to finalize this rule by March 31, 2015. When the EPA issues the final rule, we will re-assess the capital and operating cost impact to our operations. Should the EPA fail to address to propose an EG rule for existing landfills by March 31, 2015 and finalize this rule by March 2016. If the EPA were to adopt more stringent requirements, capital expenditures and operating costs would increase. However, we do not believe that the regulatory changes would have a material adverse impact on our business as a whole.

In 2010, the EPA issued the Prevention of Significant Deterioration ("PSD") and Title V Greenhouse Gas ("GHG") Tailoring Rule, which expanded the EPA's federal air permitting authority to include the six GHGs, including methane and carbon dioxide. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation.

In June 2013, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources, concluding that: the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is required to obtain a PSD or Title V permit; and the EPA can continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on Best Available Control Technology ("BACT"). Following this ruling, the EPA issued a policy memorandum advising that it intends to propose exempting biogenic carbon dioxide emissions from waste-derived feedstocks (municipal solid waste and landfill gas) from PSD and Title V air permitting. The EPA anticipates basing this proposal on the rationale that those emissions are likely to have minimal or no net atmospheric contributions, or even reduce such impacts, when compared to an alternate method of disposal. As a result of this U.S. Supreme Court ruling and EPA policy action, the anticipated impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and results of operations is not expected to have a material impact on our operations or results.

Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule proposed in December 2014, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. At December 31, 2014, we had five active projects at solid waste landfills where landfill gas was captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could increase our costs to operate.

The EPA recently clarified in its November 2014 policy memorandum that states may rely on waste-derived biogenic feedstocks in their future proposed compliance plans required by the proposed Clean Power Plan rules. This recognition by the EPA may create new or expanded opportunities for renewable energy projects.

Potential climate change and GHG regulatory initiatives have influenced our business strategy to provide low-carbon services to our customers, and we increasingly view our ability to offer lower carbon services as a key component of our business growth. If the U.S. were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing will be increasingly valuable.

In 2011, the EPA published the Non-Hazardous Secondary Materials ("NHSM") Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published new source performance standards and emission guidelines for commercial and industrial solid waste incineration units, and Maximum Achievable Control Technology Standards for commercial and industrial boilers. The EPA published clarifications and amendments to these rules in 2013, and there is litigation surrounding the rules. Although the recently published amendments are generally favorable to our industry, some of the potential regulatory interpretations are undergoing review and other regulatory outcomes may be dependent on case-by-case administrative determinations. These could have a significant impact on some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. Therefore, it is not possible to quantify the financial impact of these rulemakings or pending administrative determinations at the present time. However, we believe the rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.

In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals ("CCR"). The regulations encourage beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and we believe the new standards will provide a potential growth opportunity for the Company. States may impose standards more stringent than the federal program, and we will be monitoring state implementation to determine impact.
Additionally, emission and fuel economy standards have been imposed on manufacturers of transportation vehicles (including waste collection vehicles). The EPA continues to evaluate and develop regulations to increase fuel economy standards and reduce vehicle emissions; such regulations could increase the costs of operating our fleet, but we do not believe any such regulations would have a material adverse impact on our business as a whole.

The Occupational Safety and Health Act of 1970, as amended, ("OSHA") establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.
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
Other Regulations. Many of our facilities own and operate above ground or underground storage tanks that are generally used to store petroleum-based products. These tanks are subject to federal, state and local laws and regulations that mandate their periodic testing, upgrading, closure and removal. In the event of leaks or releases from these tanks, these regulations require that polluted groundwater and soils be remediated. While we believe that all of our underground storage tanks currently meet applicable regulatory requirements in all material respects, there can be no guarantee that some tanks will not fail to meet such requirements in the future. We maintain a storage tank liability policy which, subject to limitations and exclusions, provides coverage for first-party remediation and third-party claims.
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
Emissions from Natural Gas Fueling and Infrastructure. We operate a fleet of 234 compressed natural gas (“CNG”) vehicles and we plan to continue to transition a portion of our collection fleet from diesel fuel to CNG, in locations where it is cost beneficial. We have constructed and operate natural gas fueling stations. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. Additional regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our current plan to continue transitioning to CNG vehicles.
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
Liability Insurance and Bonding
The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations; or claims alleging negligence or other wrongdoing in the planning or performance of work. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements which could be significant. Our solid waste operations have third-party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that our environmental liability insurance would be adequate, in scope or amount, in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.

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
In the normal course of business, we post performance bonds, insurance policies, letters of credit, or cash or marketable securities deposits in connection with municipal residential collection contracts, closure and post-closure of landfills, environmental remediation, environmental permits and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds. The amount of surety bonds issued by third parties at December 31, 2014 was $705.9, our outstanding letters of credit amounted to $58.1 and the cash collateral posted for closure and post-closure landfill obligations amounted to $0.2.
Employees
As of December 31, 2014, we had approximately 5,400 employees, approximately 13.5% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes we have good relations with our employees.
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
We incurred net losses of $17.1, $117.8 and $192.6 for the years ending December 31, 2014, 2013 and 2012, respectively. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased significantly in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth.
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

Our results are vulnerable to economic conditions.

Our business and financial results would be harmed by downturns in the general economy, or in the economy of the regions in which we operate as well as other factors affecting those regions. In an economic slowdown, we experience the negative effects of decreased waste generation, increased competitive pricing pressure, customer turnover, and reductions in customer service requirements. Two lines of business that could see a more immediate impact would be construction and demolition and special waste disposal. In addition, a weaker economy may result in declines in recycled commodity prices. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in positive, improvement in our operating results or cash flows.
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
We currently own or operate 42 active landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease or renew landfill operating permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate generally must be renewed periodically (typically, every five to ten years). These operating permits often must be renewed several times during the permitted life of a landfill pursuant to a process that is often time-consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law or the imposition of burdensome terms and conditions that may adversely affect our results of operations. We may not be able to obtain new landfill sites in order to expand into new, non-exclusive markets or expand existing landfill sites in order to support acquisitions and internal growth in our existing markets because increased volumes would further shorten the lives of these landfills. In July 2013, we were ordered to close certain existing landfill space in cell three at our Moretown landfill facility. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates—Landfill Accounting—Amortization of Landfill Assets” for further information related to the order.
We could be precluded from entering into or maintaining permits or certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage.
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

The seasonal nature of our business and "event-driven" waste projects cause our results to fluctuate.

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S., and reduced drilling activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of waste.

Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis increased leachate disposal costs. Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather-related occurrences and other "event-driven" waste projects can boost revenues through heavier weight loads or additional work for a limited time period. These factors impact period-to-period comparisons of financial results.
We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, result in adverse judgments, settlements or fines and create negative publicity.
Individuals, citizens groups, trade associations or environmental activists may bring actions against us in connection with our operations that could interrupt or limit the scope of our business. See Item 3. “Legal Proceedings.” Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments or other financial obligations. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation and competitive position.
Fuel supply and prices may fluctuate significantly and we may not be able to pass on cost increases to our customers.
The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other and gas producers, regional production patterns, weather conditions, political instability in oil and gas producing regions and environmental concerns. We rely on fuel to run our collection and transfer trucks and our equipment used in our transfer stations and landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct and indirect operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs.

To manage our exposure to volatility in fuel prices, the company enters into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. During 2014, we utilized fuel derivative contracts to manage approximately 4.9 gallons of our fuel purchases. For fiscal 2015 and 2016, we utilized fuel derivative contracts to manage 23.8 gallons and 13.4 gallons, respectively.
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
From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these groups. We are currently engaged in negotiations with other groups of employees represented by unions. Additional groups of employees may seek union representation in the future. As a result of these activities, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or employees, which could negatively impact our operating results. Negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to labor disruptions, such as union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.
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
As of December 31, 2014, we had approximately $2,327.2 of gross total indebtedness outstanding, and we may incur additional debt in the future. This amount of indebtedness could:

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
We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Despite the implementation of network security measures, our information technology could be penetrated by outside parties (such as computer hackers or cyber terrorists) intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in a loss of assets or reputational damage. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws.
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
We are subject to potential liability and restrictions under environmental laws and regulations, including those relating to the transportation, recycling, treatment, storage and disposal of wastes, discharges of pollutants to air and water, and the remediation of contaminated soil, surface water and groundwater. Refer to Item 1 "Regulations" for further details. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate the emission of greenhouse gases. Our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. Further restrictions could include: limitations on siting and constructing new waste disposal, transfer, recycling or processing facilities or on expanding existing facilities; regulations or levies on collection and disposal prices, rates and volumes; limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams. Regulations affecting the siting, design and closure of landfills could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial. In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.
The United States Congress adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste certain types of flow control, or courts interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility, or EPR, are being considered or implemented in many places around the world, including in the U.S. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S.; however, state and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics. The higher quality expectations resulting from initiatives such as ìOperation Green Fenceî can drive up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. If Operation Green Fence or other similar initiatives or new regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.
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

Changes in regulations applicable to oil and gas drilling and production could adversely affect our Energy Services business.

Energy Services business demand may also be adversely affected if drilling activity slows due to industry conditions beyond our control, in addition to changes in oil and gas prices. Changes in laws or government regulations regarding GHG emissions from oil and gas operations and/or hydraulic fracturing could increase our customer's costs of doing business and reduce oil and gas exploration and production by customers. Recently, there has been increased attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as protective disposal of drilling residuals. Increased regulation of oil and gas exploration and production and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

There is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

In the ordinary course of our business, we have in the past, we are currently, and we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

•
agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need;

•
local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments. At December 31, 2014, we had recorded approximately $6.1 in environmental remediation liabilities. There can be no assurance that the cost of such potential cleanup or that our share of the cost will not exceed our estimates.

The adoption of climate change legislation or regulations restricting emissions of "greenhouse gases" could increase our costs to operate.
Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which expanded the EPA's federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.
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
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2014, we owned or operated 93 collection operations, 77 transfer stations, 42 active solid waste landfills and 24 recycling facilities in 17 states and the Bahamas. In aggregate, our active solid waste landfills total approximately 21,490 acres, including approximately 10,700 permitted and expansion acres. “Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions section included herein. We also own or have responsibilities for five closed landfills. We believe that our property and equipment are adequate for our current needs.
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

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data (a):
Service revenues	$1,403.0	$1,319.1	$537.9	$427.4	$372.6
Costs and expenses:
Operating	896.1	832.8	336.7	261.8	222.9
Selling, general and administrative (b)	154.9	170.9	101.0	61.6	61.2
Depreciation and amortization	271.4	278.9	104.1	76.5	63.6
Acquisition and development costs	0.1	1.2	1.2	3.5	2.3
Loss on disposal of assets	1.2	2.6	2.1	14.1	0.3
Asset impairment, including goodwill (c)	5.3	0.6	43.7	—	101.3
Restructuring	4.6	10.0	9.9	—	—
	1,333.6	1,297.0	598.7	417.5	451.6
Operating income (loss)	69.4	22.1	(60.8)	9.9	(79.0)
Interest expense	(141.5)	(163.1)	(49.4)	(24.5)	(35.5)
Other income/(expense), net (d)	(25.9)	0.3	(8.1)	(4.3)	(0.3)
(Loss) income before income taxes	(98.0)	(140.7)	(118.3)	(18.9)	(114.8)
(Benefit) provision for income taxes (e)	(80.6)	(45.4)	(13.5)	3.5	(0.7)
Net loss from continuing operations attributable to ADS Waste Holdings, Inc.	(17.4)	(95.3)	(104.8)	(22.4)	(114.1)
Income (loss) from discontinued operations, net of tax (f)	0.3	(22.5)	(89.2)	0.2	(0.3)
Net loss from continuing operations attributable to ADS Waste Holdings, Inc.	(17.1)	(117.8)	(194.0)	(22.2)	(114.4)
Less: net loss attributable to non-controlling interest	—	—	(1.4)	(0.2)	(1.4)
Net loss attributable to ADS Waste Holdings, Inc.	$(17.1)	$(117.8)	$(192.6)	$(22.0)	$(113.0)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$243.2	$180.3	$55.2	$86.8	$78.3
Net cash used in investing activities	$(201.2)	$(154.8)	$(1,980.5)	$(133.7)	$(157.4)
Net cash (used in)/provided by financing activities	$(53.0)	$(32.3)	$1,937.2	$40.7	$79.2
Consolidated Balance Sheet Data:
Total assets	$3,550.0	$3,626.8	$3,785.3	$1,374.6	$1,338.9
Debt, including current portion (g)	$2,327.2	$2,360.6	$2,366.2	$439.4	$513.5
Total ADS Waste Holdings, Inc. stockholders’ equity	$528.9	$551.5	$662.5	$721.5	$614.2

(a)	Veolia was acquired on November 20, 2012 and the results of operations have been consolidated from the date of acquisition.

(b)
Includes stock-based compensation expense. Stock based compensation expense for all fiscal years presented was determined using the fair value method set forth in ASC 718, “Compensation—Stock Compensation.”

(c)
In fiscal 2012, the Company recorded an impairment charge of $43.7 in connection with recoverability testing performed on a long-lived asset. In fiscal 2010, the Company performed an impairment test of goodwill and intangibles and recorded an impairment charge of $101.3 based upon the results of such testing for a business that was combined under in accordance for entities common control.

(d)	Amounts included in other income/(expense) net for fiscal 2014 contain losses related to fuel derivative instruments of $27.3.

(e)
In fiscal 2014, the Company completed a legal entity reorganization to achieve administrative efficiencies and as such recorded a valuation allowance release of $51.4 related to certain NOL's that are more likely than not to be utilized.

(f)	Amounts represent those operations that are considered to be discontinued operations. Refer to Item 8, footnote 4 "Discontinued Operations" for further information.

(g)	Total debt includes capital lease obligations of $23.3 and $15.4 at December 31, 2014 and 2013, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this report.
Overview
We are the largest privately owned non-hazardous solid waste in the United States, as measured by revenue and provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the Southeast, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. We service over 2.7 million residential customers, approximately 302,000 C&I customers and 732 municipalities. We are vertically integrated with approximately 5,400 employees and we own or operate a network of 93 collection operations, 77 transfer stations, 24 recycling facilities and 42 landfills with a fleet of approximately 3,100 vehicles.
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Year ended December 31,
	2014		2013		2012
Service revenues	$1,403.0	100.0%	$1,319.1	100.0%	$537.9	100.0%
Operating costs and expenses
Operating	896.1	63.9%	832.8	63.1%	336.7	62.6%
Selling, general and administrative	154.9	11.0%	170.9	13.0%	101.0	18.8%
Depreciation and amortization	271.4	19.3%	278.9	21.1%	104.1	19.4%
Acquisition and development costs	0.1	—%	1.2	0.1%	1.2	0.2%
Loss on disposal of assets	1.2	0.1%	2.6	0.2%	2.1	0.4%
Asset impairment, including goodwill	5.3	0.4%	0.6	—%	43.7	8.1%
Restructuring charges	4.6	0.3%	10.0	0.8%	9.9	1.8%
Total operating costs and expenses	1,333.6	95.1%	1,297.0	98.3%	598.7	111.3%
Operating income (loss)	$69.4	4.9%	$22.1	1.7%	$(60.8)	(11.3)%
Overall, operating income increased in 2014 from 2013 as a result of organic growth, full year impact of acquisitions, decreased selling, general and administrative costs, and lower restructuring charges.
Operating income in 2013 increased compared to 2012 as a result of the full year impact of the Veolia acquisition and lower asset impairment charges.
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
Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at municipal solid waste landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices and broker revenue, which is earned by managing waste services for our customers.
The following table sets forth our consolidated revenues for the periods indicated (in millions).

	Year ended December 31,
	2014		2013		2012
Collection	$950.8	67.8%	$897.3	68.0%	$370.8	68.9%
Disposal	492.8	35.1%	453.8	34.4%	168.1	31.3%
Sale of recyclables	33.5	2.4%	35.9	2.7%	16.6	3.1%
Fuel fees and environmental fees	92.8	6.6%	81.5	6.2%	25.3	4.7%
Other	95.5	6.8%	95.2	7.2%	44.0	8.2%
Intercompany eliminations	(262.4)	(18.7)%	(244.6)	(18.5)%	(86.9)	(16.2)%
Total	$1,403.0	100.0%	$1,319.1	100.0%	$537.9	100.0%
Fiscal Year Ended December 31, 2014 compared to 2013
Revenue for 2014 was $1,403.0, an increase of $83.9, or 6.4%, from revenue of $1,319.1 in 2013. The increase in revenue in 2014 compared to 2013 was due to an increase in collection volume of $36.5, acquisition volume of $16.7, landfill volume of $19.6 and pricing of $19.6. Offsetting the increases in revenue, were declines in volume within the brokerage business of $2.7 driven by the loss of contracts. The increase in the collection volume was driven by strong residential growth of $18.9, which included new contract wins of approximately $8.6, increased rolloff volumes of $9.3 and increased volume of $8.6 in commercial. Landfill volume increases were driven by special waste projects and MSW waste, which contributed $14.0 and $4.4, respectively. Landfill pricing was driven by MSW and special waste increases, which accounted for $5.5 and $2.9 of the pricing increases. Fuel fees and environmental fees contributed $10.3 and was offset by headwinds from recycling pricing. All amounts presented in the foregoing paragraph are net of intercompany eliminations.
Fiscal Year Ended December 31, 2013 compared to 2012
Revenue for 2013 was $1,319.1, an increase of $781.2, or 145.2%, from revenue of $537.9 in 2012. The increase in revenue in 2013 compared to 2012 was due to primarily to the acquisition of Veolia. All amounts presented in the foregoing paragraph are net of intercompany eliminations.
Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Year ended December 31,
	2014		2013		2012
Operating	$882.6	62.9%	$819.1	62.1%	$328.8	61.1%
Accretion of landfill retirement obligations	13.5	1.0%	13.7	1.0%	7.9	1.5%
Operating Expense	$896.1	63.9%	$832.8	63.1%	$336.7	62.6%
Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

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

•
Fuel costs include the direct cost of fuel used by our vehicles, net of fuel credits. The Company also incurs certain indirect fuel costs in its operations that are not taken into account in the above analysis.

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

The following table summarizes the major components of our operating expenses, excluding accretion expense (in millions and as a percentage of our revenue):

	Year ended December 31,
	2014		2013		2012
Labor and related benefits	$281.3	20.0%	$261.7	19.8%	$103.4	19.2%
Transfer and disposal costs	207.8	14.8%	189.1	14.3%	83.7	15.6%
Maintenance and repairs	114.9	8.2%	102.5	7.8%	40.5	7.5%
Fuel	101.3	7.2%	99.7	7.6%	43.5	8.1%
Franchise fees and taxes	64.8	4.6%	57.1	4.3%	15.4	2.9%
Risk management	28.4	2.0%	23.5	1.8%	10.9	2.0%
Other	84.1	6.1%	85.5	6.5%	31.4	5.8%
Total operating expenses	$882.6	62.9%	$819.1	62.1%	$328.8	61.1%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our cost of operations by cost component to that of other companies.
Fiscal Year Ended December 31, 2014 compared to 2013
Operating expenses increased by $63.5, or 7.8%, to $882.6 for 2014 from $819.1 in 2013. Operating expenses, as a percentage of revenue, increased by 80 basis points in 2014 over 2013.

•
Labor and related benefits increased by $19.6 or 7.5% to $281.3, of which approximately $4.2 of this increase was attributable to merit-based wage increases, $1.3 was attributable to weather related impacts in the first quarter of 2014 and the remainder primarily due to acquisitions and increased overtime costs and temporary labor due to driver shortages.

•
Transfer and disposal costs increased by $18.7 or 9.9% to $207.8. The increase was primarily driven by increased volume in the collection operation, increased third party disposal costs and higher transportation costs.

•
Maintenance and repairs expense increased by $12.4, or 12.1% to $114.9. The increase was driven by weather impacts in the first quarter of 2014, increased cost of parts and increased overtime wages due to a shortage of mechanics.

•
Fuel costs increased $1.6, or 1.6% to $101.3, of which $0.4 was driven by weather impacts on the fuel burn in the first quarter of 2014 and the remaining increase was primarily attributable to acquisition volume.

•	Franchise fees and taxes increased $7.7 or 13.5% to $64.8 during 2014 primarily due to increased volumes.

•	Risk management expenses increased $4.9 or 20.9% to $28.4 during 2014 primarily due to adverse development in the severity of claims.

•
Other operating costs decreased $1.4 or 1.6% to $84.1 in 2014, of which $0.6 was related to weather impacts in the first quarter of 2014 and an increase in the cost of leachate treatment due to wet weather and taxes and utilities at our operating sites.

Fiscal Year Ended December 31, 2013 compared to 2012
Operating expenses increased by $490.3, or 149.1%, to $819.1 for 2013 from $328.8 in 2012.

•
Labor and related benefits increased by $158.3 or 153.1% to $261.7, which was attributable to the acquisition of Veolia and other acquisition activity, as well as merit-based wage increases in 2013 and increases in health care costs.

•
Transfer and disposal costs increased by $105.4 or 125.9% to $189.1. The acquisition of Veolia accounted for $101.1 of the increase. Offsetting these increase were the benefits of increased internalization of waste which reduces the cost base.

•
Maintenance and repairs expense increased by $62.0, or 153.1% to $102.5. The acquisition of Veolia accounted for the increase. Absent the acquisition of Veolia, maintenance and repairs expenses decreased due to an effort to standardize maintenance programs across the Company.

•
During 2013, our fuel costs increased $56.2, or 129.2% to $99.7. The impact of the Veolia acquisition accounted for $57.5 of our 2013 fuel costs. Excluding the impact of the Veolia acquisition our fuel costs were relatively stable year over year.

•	Franchise fees and taxes increased $41.7 or 270.8% to $57.1 during 2013 primarily due to the Veolia acquisition businesses in franchise markets.

•	Risk management expenses increased $12.6 or 115.6% to $23.5 during 2013 primarily due to the acquisition of Veolia offset by the favorable development of existing claims compared to the prior year.

•
Other operating costs increased $54.1 or 172.3% to $85.5 in 2013, of which $46.9 relates to the acquisition of Veolia. Additional costs were incurred in 2013 as a result of extremely wet weather, which increased landfill leachate disposal costs and costs incurred to control odor issues at our Moretown landfill.

Accretion of landfill retirement obligations
Accretion expense was $13.5, $13.7 and $7.9 for 2014, 2013 and 2012, respectively. Accretion expense decreased by $0.2 in 2014 from 2013 primarily due to lower average interest rate and expenditures of capping and post-closure related costs. The increase in 2013 over 2012 was primarily related to Veolia contributing approximately $8.1 in 2013 offset by expenditures on capping and post-closure related costs.

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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2014		2013		2012
Salaries	$90.1	6.4%	$89.7	6.8%	$42.4	7.9%
Legal and professional	10.7	0.8%	8.7	0.7%	6.4	1.2%
Rebranding and integration costs	7.1	0.5%	25.8	2.0%	32.2	6.0%
Other	47.0	3.3%	46.7	3.5%	20.0	3.7%
Total selling, general and administrative expenses	$154.9	11.0%	$170.9	13.0%	$101.0	18.8%
Fiscal Year Ended December 31, 2014 compared to 2013
Our salaries expenses increased by $0.4, but decreased 40 basis points as a percentage of revenue primarily due to merit increases in the current year offset by lower salaries expense related to a reduction in force that occurred in August 2014 and the resignation of an executive in the first quarter of 2014.
Legal and professional fees increased by $2.0 in 2014 compared to 2013 primarily as a result of increased fees related to defense of a legal matter. Refer to Note 20 in the consolidated financial statements included in Item 8 for further details regarding the legal matter.
Rebranding and integration costs are mainly related to the costs associated with the integration program from the acquisition of Veolia and other entities. These costs are mainly comprised of professional fees, including legal, accounting, engineering and rebranding fees paid to outside parties to rebrand all containers and equipment. The decrease of $18.7 from 2014 to 2013 is primarily a result of efforts to complete the integration program in the current fiscal year.
Other selling, general and administrative expenses increased by $0.3, but decreased 20 basis points as a percentage of revenue mainly due to an increase in bank charges and payroll processing costs.
Fiscal Year Ended December 31, 2013 compared to 2012
Our salaries expenses increased by $47.3 primarily due to the acquisition of Veolia, which contributed $47.3. Other contributing factors to the increase included: increases in stock compensation expense of $3.3, retention bonuses paid to certain employees of $3.2, merit increases of $1.9 and increased corporate employees and region staff.
Legal and professional fees increased by $2.3 in 2013 compared to 2012 primarily as a result of increased fees related to union contract negotiations and costs incurred in connection with the defense of a legal matter. Refer to Note 20 in the consolidated financial statements included in Item 8 for further details regarding the legal matter.
Rebranding and integration costs are mainly related to the costs associated with the acquisition of Veolia. These costs are mainly comprised of professional fees, including legal, accounting, engineering and rebranding fees paid to outside parties to rebrand all containers and equipment. The decrease of $6.4 in 2013 compared to 2012 is primarily a result of due diligence and merger and acquisition costs paid in 2012 in connection with the acquisition of Veolia, which did not recur in 2013.
Other selling, general and administrative expenses increased by $26.7 mainly due to the acquisition of Veolia and increased rent for a corporate and regional offices.
Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Year ended December 31,
	2014		2013		2012
Depreciation, amortization and depletion of property and equipment	$229.1	16.3%	$236.7	17.9%	$88.6	16.5%
Amortization of other intangible assets and other assets	42.3	3.0%	42.2	3.2%	15.5	2.9%
Depreciation and amortization	$271.4	19.3%	$278.9	21.1%	$104.1	19.4%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2014		2013		2012
Depreciation and amortization of property and equipment	$122.8	8.7%	$141.8	10.7%	$58.7	10.9%
Landfill depletion and amortization	106.3	7.6%	94.9	7.2%	29.9	5.6%
Depreciation, amortization and depletion expense	$229.1	16.3%	$236.7	17.9%	$88.6	16.5%
Depreciation and amortization of property and equipment decreased by $19.0 for 2014 to $122.8, primarily due to certain assets acquired in the Veolia transaction becoming fully depreciated, which were offset by acquisitions completed during the respective periods. Depreciation and amortization of property and equipment increased by $83.1 for 2013 compared to 2012, primarily due to the acquisition of Veolia.
Landfill depletion and amortization increased by $11.4 for 2014 compared to 2013 due to increased costs associated with the increased disposal volume and cost of landfill construction. Landfill depletion and amortization increased $65.0 for 2013 compared to 2012 mainly due to the acquisition of Veolia, which contributed $59.3. The remaining increase is primarily due to unfavorable adjustments in landfill depletion expense that were recorded in connection with changes in cost related to individual capping events with full waste in place that have not yet been capped.
Amortization of Other Intangible Assets and Other Assets
Amortization of intangibles and other assets was $42.3, $42.2 and $15.5 for 2014, 2013 and 2012, respectively, or, as a percentage of revenue, 2.9% to 3.2% for all years presented. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions
For the year ended December 31, 2014, the Company completed the acquisitions of eight collection companies. Consideration transferred amounted to approximately $8.6 for these acquisitions during fiscal 2014, of which $0.8 will be paid in 2015. Transaction costs related to these acquisitions were not significant for the year ended December 31, 2014. Purchase price adjustments related to acquisitions in prior years amounted to approximately $2.1 for the year ended December 31, 2014.
For the year ended December 31, 2013, the Company completed the acquisitions of seventeen collection companies. Consideration transferred amounted to approximately $31.3, of which $1.5 was paid in 2014. Transaction costs related to these acquisitions were not significant for the year ended December 31, 2013.
As discussed in Note 1 to the consolidated financial statements, effective November 20, 2012, ADS Waste acquired the stock of Veolia ES Solid Waste division from Veolia Environnment S.A. for a purchase price of approximately $1.9 billion subject to a working capital and net Company debt adjustment which was completed within one year from date of purchase. In September 2013, the Company paid an additional $20.6 related to the working capital and net Company debt adjustment and in November

2013 completed the final opening balance sheet adjustments which were not significant and the amount was primarily attributed to goodwill. Approval of the transaction by the United States Department of Justice was granted pursuant to a consent decree issued in November 2012, which required the Company to sell certain assets, including one landfill and two transfer stations in Central Georgia, three commercial waste collection routes in the Macon, Georgia area and three transfer stations in northern New Jersey. The sale of those assets was completed in fiscal 2013.
Goodwill of $861.3 was calculated as the excess of the consideration paid over the net assets recognized and represents the synergies that are expected to arise as a result of the acquisition, as well as additional acquisitions of companies in the proximity of the geographic area of the Veolia ES Solid Waste footprint and the potential for growth opportunities. The amount of goodwill deductible for tax purposes was $113.7 and $132.6 at December 31, 2014 and 2013, respectively.

Asset Impairments and Divestitures/Discontinued Operations
From time to time, we may divest certain components of our business. Such divestitures may be undertaken for a number of reasons, including as a result of a determination that a specified asset will no longer provide adequate returns to us or will no longer serve a strategic purpose in connection with our business.
The Company entered in to a letter of intent in December 2013, to sell certain assets in Panama City, FL for approximately $2.0 and in connection with the planned divestiture recorded an impairment charge of $3.6 for the year ended December 31, 2013, as the fair value determined through the selling price was less than the carrying value. The sale was completed in January 2014 and the assets are classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2013 and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.
In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses. The Company completed the divestitures in 2013, as required for those businesses in the Georgia and New Jersey area and recorded no additional impairment charge upon sale for the year ended December 31, 2013. An impairment charge of $13.7 was recorded for the year ended December 31, 2012, as the fair value determined through the selling price was less than the carrying value. The results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.
The Company completed the sale of certain assets and liabilities in the New York and New Jersey area for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security, which matures in 2017. The Company also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. In connection with the divestiture, the Company recorded an impairment charge of approximately $7.6 and $26.7 for the years ended December 31, 2013 and 2012, respectively. The results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.
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
Losses from discontinued operations before income tax for the years ended December 31, 2014, 2013 and 2012 was $0.7, $29.6 and $93.8, respectively. The decrease in the loss from 2014 to 2013 was due to the completion of the sale of the businesses that were classified within discontinued operations. The decrease in the loss from 2013 to 2012 was mainly a result of a decision in 2012 to terminate a long-term lease agreement for one of its landfills, which resulted in an impairment charge of $39.8 and as a result of the Company’s decision to sell certain assets and liabilities in the New York and New Jersey area which resulted in an impairment charge of $25.0.
Restructuring Charges
For the year ended December 31, 2014, we recognized approximately $0.4 of severance costs, $0.6 for lease termination costs and $0.3 for relocation costs in the Midwest region; $0.4 for severance costs and $0.3 for relocation costs in the East region; $0.2 for severance costs $0.8 for relocation costs in the South region, as well as $1.6 of primarily relocation costs for Corporate.

For the year ended December 31, 2013, we recognized approximately $2.5 of severance costs, $1.7 for lease termination costs and $2.3 for relocation costs in the Midwest region; $0.6 for lease termination costs in the East region; $0.3 for lease termination costs in the South region and $0.3 for other expenses, as well as $2.3 of severance costs for Corporate.
For the year ended December 31, 2012, we recognized employee severance and benefits restructuring charges of approximately $7.4, of which $4.3 related to the East region and the remaining amount in the Midwest region. The asset impairments were the result of the decision to consolidate locations in connection with relocation of corporate and regional offices and the decision to close certain landfills and divest assets. Other expense are primarily for lease termination costs for exiting facilities of $2.3 associated with accomplishing the restructuring actions in the East region.
In September 2012, we announced a reorganization of our operations, designed to consolidate management and staff in connection with the merging of the legacy companies. Subsequent to the closing of Veolia ES Solid Waste division, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter’s locations and divesting of certain locations. Through this reorganization we eliminated approximately 130 positions throughout the Company and offered voluntary separation agreements to those impacted.
Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2014		2013		2012
Interest expense on debt and capital lease obligations	$123.1	8.8%	$140.1	10.6%	$42.6	7.9%
Accretion of original issue discounts and loan costs	20.0	1.4%	17.6	1.3%	6.1	1.1%
Amortization of terminated interest rate swaps	—	—%	6.0	0.5%	1.0	0.2%
Less: Capitalized interest	(1.6)	(0.1)%	(0.6)	—%	(0.3)	(0.1)%
Total Interest Expense	$141.5	10.1%	$163.1	12.4%	$49.4	9.2%
Interest expense decreased in 2014 from 2013 as a result of refinancing the Term B Loan, which lowered the overall interest rate on the Term B Loan by 50 basis points Additionally, the company benefited from lower debt levels in fiscal 2014 compared to 2013 on the Term B Loan. Interest expense increased in 2013 from 2012 principally as a result of a full year of debt outstanding associated with the Veolia acquisition.
Debt Modifications
We modified our Term B loan in February 2014 and 2013 and incurred approximately $1.3 and $22.5, respectively of costs in connection with the modifications, which were capitalized as debt issuance costs. The modification in February 2014 lowered the interest rate floor by 50 basis points and the modification in February 2013 lowered the margin by 100 basis points. No gain or loss was recorded upon consummation of the transaction, as it was treated as a modification of debt in accordance with current accounting guidance.
The following table summarizes the refinancing transactions that resulted in non-cash losses on extinguishments of outstanding debt for the year ended December 31, 2012 (in millions):

	Principal Repaid	Total Loss on Extinguishment of Debt
2012
Credit facilities due December 2014	$128.5	$1.8
Revolving line of credit due April 2016	358.4	7.5
Subordinated debt due November 2015 at 11.33%	5.0	0.1
Total	$491.9	$9.4

Income Taxes
Continuing Operations
Our benefit for income taxes from continuing operations was $80.6, $45.4 and $13.5, for the years ended December 31, 2014, 2013, and 2012, respectively. Our effective income tax rate was 82.2%, 32.3%, and 11.4% for 2014, 2013 and 2012, respectively. Our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
2014:
Our effective income tax rate for 2014 was higher than the enacted statutory rate due to a $51.4 valuation allowance release primarily related to a legal entity restructuring undertaken by the Company in order to drive administrative and legal efficiencies. As a result of the restructuring completed during the fourth quarter, the Company projects that it will be able to utilize certain federal net operating losses ("NOLs") that previously required a full valuation allowance. We believe that it is more likely than not that the full benefit of these NOLs and net deferred tax assets will be realized.
2013:
Our effective income tax rate for 2013 was lower than the enacted statutory rate due to a $3.4 increase in recorded valuation allowance against certain federal and state NOLs, capital loss carryovers, and net deferred tax assets. We believe that it is more likely than not that the full benefit of these NOLs, capital loss carryovers, and net deferred tax assets will not be realized.
2012:
Our effective income tax rate for 2012 was lower than the enacted statutory rate due to a $16.2 increase in recorded valuation allowance against certain federal and state NOLs, capital loss carryovers, and net deferred tax assets. We believe that it is more likely than not that the full benefit of these NOLs, capital loss carryovers, and net deferred tax assets will not be realized. Additionally, our effective income tax rate for 2012 was lowered due to changes in the estimated tax rate at which existing temporary differences will be realized. This change was the result of the merger of the legacy businesses and the Veolia acquisition, and resulted in a reduction of the benefit from income taxes by $8.8. Also in 2012, the tax rate was adversely affected by $4.0 as the result of nondeductible transaction costs associated with the Veolia acquisition.
Discontinued Operations
Our benefit for income taxes from discontinued operations was $1.0, $7.1 and $4.6 for the years ended December 31, 2014, 2013 and 2012, respectively. Our effective income tax rate was 142.9%, 24.0% and 4.9% for 2014, 2013 and 2012, respectively. Similar to income taxes from continued operations, our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate:
2014:
Our effective income tax rate for 2014 was higher than the enacted statutory rate due to the result of unanticipated tax benefits associated with prior divestitures that were realized upon the filing of the Company's tax return.
2013:
Our effective income tax rate for 2013 was lower than the enacted statutory rate due to an increase in the valuation allowance of $2.7 related to the loss on asset disposals for which the Company will not receive a tax benefit.
2012:
Our effective income tax rate for 2012 was lower than the enacted statutory rate due to an increase in the valuation allowance against certain federal and state NOLs, capital loss carryovers, and net deferred tax assets. We believe that it is more likely than not that the full benefit of these NOLs, capital loss carryovers, and net deferred tax assets will not be realized. Additionally, impairment charges were recorded against Goodwill for which there was no tax basis. This resulted in the recognition of additional tax expense of $9.6.
State Audits
During 2014, we did not have settlements as a result of state tax audits. During 2013, we settled tax audits with the states of Florida and Mississippi. The settlement of these audits resulted in $0.1 of additional income tax expense for 2013.
For additional discussion and detail regarding our income taxes, see Note 18, Income Taxes, to our consolidated financial statements.
Noncontrolling Interests
Net loss attributable to noncontrolling interests was $1.4 for the year ended December 31, 2012. The noncontrolling interest was reacquired in third quarter of fiscal 2013 in connection with the sale of certain assets in the New York and New Jersey marketplace.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, is shown in the following tables (in millions):

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization
For the Year Ended December 31,
2014
South	$493.7	$72.2	$70.3
East	364.3	8.7	85.1
Midwest	545.2	51.2	108.1
Corporate	(0.2)	(62.7)	7.9
	$1,403.0	$69.4	$271.4
For the Year Ended December 31,
2013
South	$475.4	$66.4	$79.0
East	331.1	7.7	78.7
Midwest	512.6	39.6	112.6
Corporate	—	(91.6)	8.6
	$1,319.1	$22.1	$278.9
For the Year Ended December 31,
2012
South	$336.9	$53.3	$51.6
East	146.2	(42.3)	33.7
Midwest	54.8	2.8	12.7
Corporate	—	(74.6)	6.1
	$537.9	$(60.8)	$104.1
Comparison of Reportable Segments—Fiscal Year Ended December 31, 2014 compared to 2013
South Segment
Revenue for 2014 increased $18.3 or 3.8% from 2013. The segment’s revenue increase was driven by strong collection volume of $14.9, acquisition volume of $3.1 and MSW landfill pricing of $5.1, offset by headwinds from recycling pricing of $1.8 and lower trucking revenue and broker revenue of $4.6.

Operating income from our South Region increased by $5.8 or 8.7% from 2013. The increase in operating income was driven by the revenue increases discussed above as well as a focus on reducing administrative costs, partially offset by the severe winter weather in the first quarter of 2014 of $0.6.
East Segment
Revenue for 2014 increased $33.2, or 10.0% from 2013. The segment’s revenue increase was driven by new contract wins, which accounted for approximately $8.6, acquisition volume of $7.8, strong rolloff volume of $4.3, landfill volumes of $4.5 and pricing of approximately $5.7.
Operating income from our East Region increased by $1.0 from 2013 to $8.7 in 2014, which was impacted by adverse weather in the first quarter of 2014 by $2.5, higher repairs and maintenance costs, higher transportation and disposal costs, increased overtime costs and increased fuel costs.
Midwest Segment
Revenue for 2014 increased $32.6 or 6.4% which is attributable to strong special waste volume of $10.1, acquisition volume of $5.8, overall strong collection volumes in all lines of business of $7.1 and pricing initiatives of $7.6, offset by headwinds from recycling pricing of $2.5.
Operating income for 2014 increased $11.6 or 29.3%, which was driven by the revenue generating activities described above, partially offset by the severe winter weather in the first quarter of 2014 of $1.9.
Corporate Region
Operating loss decreased by $28.9 to a loss of $62.7 in 2014 as a result of the substantial completion of the costs associated with the rebranding and integration efforts across the Company and the merger and restructuring programs.
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
Operating income from our East Region increased by $50.0 from 2012 to $7.7 in 2013. The operating loss in 2012 was driven by an impairment charge at one of our landfills, which contributed $43.7 to the loss in the prior year. The impairment charges did not recur in the current year. The acquisition of Veolia was the other main driver of the increase in operating income and contributed $14.5 year over year. Offsetting these increases in operating income, were additional bad debt charges in the current year.
Midwest Segment
Revenue for 2013 increased $457.8 or 835.4% which is attributable to the acquisition of Veolia, as the entire segment is comprised of locations that were acquired as part of the November 2012 acquisition of Veolia.
Operating income for 2013 increased $36.8 or 1,314.3%, which is attributable to the acquisition of Veolia, as the entire segment is comprised of locations that were acquired as part of the November 2012 acquisition of Veolia.

Corporate Region
Operating loss increased by $17.0 to a loss of $62.7 in 2013 as a result of costs associated with the rebranding and integration efforts across the Company and the merger and restructuring of the businesses, as well as increased payroll expenses related to stock options plans for corporate employees.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility (defined below) will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. From time to time, the Company may make distributions to our parent company in order for them to fund certain of their liabilities and to provide a return on its investment. For the year ending December 31, 2014, those payments totaled approximately $9.1. At December 31, 2014, the Company had negative working capital which was driven by repayments on the revolving line of credit and Term B Loan in the fourth quarter of 2014. The Company has more than adequate availability on its revolving line of credit to fund short term working capital requirements.
Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Cash and cash equivalents	$1.0	$12.0
Total restricted funds	$0.2	$2.4
Debt:
Current portion	25.3	29.1
Long-term portion	2,278.2	2,302.8
Total debt	$2,303.5	$2,331.9
Cash on hand decreased primarily as a result of payments made on the Term B Loan at year-end. Restricted cash decreased from 2013 to 2014 by $2.2 as a result of placing a surety bond in lieu of the restricted funds as collateral support for closure and post closure financial support. Debt decreased due to payments on the Term B Loan and revolving line of credit which amounted to approximately $44.0 offset by increases in capital leases for machinery and equipment of $7.9.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$243.2	$180.3	$55.2
Net cash used in investing activities	$(201.2)	$(154.8)	$(1,980.5)
Net cash (used in) provided by financing activities	$(53.0)	$(32.3)	$1,937.2

Cash Flows Provided by Operating Activities
In 2014, we generated $243.2 of cash flows from operating activities compared to $180.3 in 2013, representing an increase of $62.9. The increase in cash flows is a result of lower integration and restructuring costs of approximately $18.7 a focus on days sales outstanding as well as organic and acquisition growth year over year. In 2013, we generated $180.3 of cash flows from operating activities compared to $55.2 in 2012, representing an increase of $125.1, which was driven primarily by a full year of operations of the Veolia business.
Cash Flows Used in Investing Activities
We used $201.2 of cash in 2014 for investing activities, of which $196.4 was utilized to acquire property and equipment and for landfill cell construction and development and $9.9 was utilized for acquisitions. Further, we divested certain businesses and received $2.1 in cash related to those divestitures.
We used $154.8 of cash in investing activities in 2013, of which $158.1 was utilized to acquire property and equipment and for landfill construction and development; $29.8 was utilized to acquire new businesses and $20.6 was paid to settle the net working capital and net company debt adjustment related to the prior year acquisition of Veolia. Further, we divested certain businesses and received $50.4 in cash related to those divestitures, of which $45.2 was received upon sale and $5.0 was received through the maturity of a debt security.
Cash Flows Used in Financing Activities
Cash flows used in financing activities in 2014 were $53.0, as compared to $32.3 in 2013. In 2014, we incurred approximately $1.3 in costs paid to our lenders in connection with refinancing our Term Loan B Facility and payments of other costs associated with the original Term B Loan Facility (defined below).
We made payments on our revolver and long-term debt obligations in the amount of $141.3 and borrowed approximately $95.0 in 2014. Borrowings on the revolver were utilized to fund working capital, acquisition of businesses and for interest payments on debt.
Cash flows used in financing activities in 2013 were $32.3, as compared to an inflow from financing activities of $1,937.2 in 2012. We incurred approximately $22.9 in costs paid to our lenders in connection with refinancing our Term B Loan Facility and payments of other costs associated with the original Term B Loan Facility (defined below).
We made payments on our revolver and long-term debt obligations in the amount of $196.8 during 2013 and borrowed approximately $184.0 on the revolver. Borrowings on the revolver were utilized to fund acquisition of businesses and for interest payments on debt.
Senior Secured Credit Facilities
In November 2012, the Company entered into (i) a $1,800.0 term loan B facility (the “Term Loan B Facility”) and (ii) a $300.0 revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected a re-pricing transactions in February 2014 and 2013, respectively that reduced the floor by 50 basis points and the margin by 100 basis points, respectively. The Company paid down $33.0 and $18.0, respectively during the years ended December 31, 2014 and 2013 related to the term loan. See Note 13, Long-Term Debt, to our consolidated financial statements for additional details regarding our Senior Secured Credit Facilities. The Term B Loan facility matures in October 2019 and the Revolving Credit Facility matures in October 2017.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2014 and 2013, we had $0.0 and $8.0 in borrowings outstanding under our $300.0 revolving credit facility. The agreement governing our credit facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the revolving credit facility that is applicable when there are outstanding loans or letters of credit under the revolving credit facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2014, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
The Company is subject to the following total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio

December 31, 2013 through December 30, 2014	8.00:1.00
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00
The actual total leverage ratio at December 31, 2014 and 2013 was 6.12:1.00 and 6.26:1.00, respectively.
8 1/4% Senior Notes due 2020
On October 9, 2012, the Company issued $550 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to the Indenture between the Company and Wells Fargo Bank, National Association, as trustee. In December 2013, we exchanged all of the outstanding notes for registered notes with identical terms. The Senior Notes mature in October 2020. As of December 31, 2014, we were in compliance with the covenants under the Indenture. See Note 13, Long-Term Debt, to our consolidated financial statements for additional details regarding the unregistered notes.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
Seasonality
We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions or extended periods of inclement weather slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher third party disposal costs, which are calculated on a per ton basis and leachate disposal treatments costs at our landfills.
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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
Contractual Commitments
We have various contractual obligations in the normal course of our operations and financing activities. The following table summarizes our contractual cash obligations as of December 31, 2014 (in millions):

	Operating Leases	Final Capping, Closure and Post-Closure (a)	Debt Payments (b)	Unconditional Purchase Commitments (c)	Total
2015	$5.8	$33.1	$138.1	$5.1	$182.1
2016	5.2	26.6	133.5	4.7	$170.0
2017	4.3	15.1	132.5	3.5	$155.4
2018	3.9	21.6	131.0	3.6	$160.1
2019	3.4	19.7	1,773.7	3.6	$1,800.4
Thereafter	20.6	226.0	604.2	47.7	$898.5
Total	$43.2	$342.1	$2,913.0	$68.2	$3,366.5

(a)
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2014.

(b)
Debt payments include both principal and interest payments on debt and capital lease obligations. Interest on variable rate debt was calculated at 3.75%, which is the LIBOR floor plus applicable spread in effect as of December 31, 2014.

(c)	Unconditional purchase commitments consist primarily of disposal related agreements that include fixed or minimum royalty payments and host agreements.

Critical Accounting Policies and Estimates
General
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations. For a discussion of these and other accounting policies, see the notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.
We have noted examples of the residual accounting and business risks inherent in the accounting for these areas. Residual accounting and business risks are defined as the inherent risks that we face after the application of our policies and processes that are generally outside of our control or ability to forecast.
Revenue Recognition
Revenues are generally recognized as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer or as services are rendered to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues are reported net of state landfill taxes. No single customer individually accounted for more than 5% of our consolidated revenue for the year ending December 31, 2014.
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
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by the 20-year average change in the historical Consumer Price Index (consistent historical rate which agrees to historical CPI per government website of 2.50% from 1991 to 2014) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of our asset retirement obligations at December 31, 2014 is between 6.4% and 10.5%.
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
Senior management must have reviewed and approved all of the above. Of our 42 landfills, nine included deemed permitted airspace at December 31, 2014.
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
The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for the years ended December 31, 2014 and 2013, respectively. At December 31, 2012, one of our landfill sites was deemed to be impaired due to permitting issues and we recorded an impairment charge of approximately $43.7 for the year ended December 31, 2012 in the East region. We performed tests of recoverability for this landfill and the carrying value exceeded the undiscounted cash flows.
Self-Insurance Reserves and Related Costs
Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, vehicle liability and workers’ compensation coverage at the $0.5, $1.0 and $0.75, respectively as of December 31, 2014.

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

The Company performs its annual assessment as of December 31 of each year. The impairment test indicated the fair value of each reporting unit exceeded the carrying value. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations. The Company recorded no goodwill impairment charges for the years ended December 31, 2014, 2013 and 2012, respectively in connection with the assessment.
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
Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities and deferred income taxes and other long-term tax liabilities in our consolidated balance sheets. Refer to Note 18 "Income Taxes" for details regarding adjustments to our valuation allowance in fiscal 2014.
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

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.

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
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $17.5 change in interest expense.
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

To manage our exposure to volatility in fuel prices, the company enters into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. During 2014, we utilized fuel derivative contracts to manage approximately 4.8 gallons of our fuel purchases. For fiscal 2015 and 2016, we utilized fuel derivative contracts to manage 23.8 gallons and 13.4 gallons, respectively. For a summary of our outstanding derivative instruments and changes in fair values as of and for the years ending December 31, 2014 and 2013, respectively, see Note 8, Derivative Instruments and Hedging Activities, to our consolidated financial statements in Item 8 of this Form10-K.
At our current consumption levels, a one-cent per gallon change in the price of diesel fuel changes our direct fuel costs by approximately $0.3 on an annual basis, which would be partially offset by a smaller change in the fuel fees charged to our customers and the impact of changes in fair value of our fuel derivative instruments. Accordingly, a substantial rise or drop in fuel costs could have a material effect on our revenue, cost of operations and operating margin.
Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to (1) fuel fees charged by our vendors, and (2) other pricing from our vendors due to their increases in indirect fuel costs.
Commodities Prices
We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change revenue and operating income by approximately $6.0 and $4.8, respectively, on an annual basis.
Inflation and Prevailing Economic Conditions
To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts allow us to recover certain costs, including increases in landfill tipping fees and, in some cases, costs. Competitive factors may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation. Our business is located mainly in the Southern, Midwestern and Eastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in these geographic regions and other factors affecting the regions, such as state regulations and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report on Internal Control Over Financial Reporting

Management of the Company, including the principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls are designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

i. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
ii. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
iii. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
ADS Waste Holdings, Inc.
We have audited the accompanying consolidated balance sheets of ADS Waste Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADS Waste Holdings, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Independent certified public accountants
Jacksonville, FL
March 10, 2015

Consolidated Financial Statements
ADS Waste Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013

(In millions of dollars, except shares)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$1.0	$12.0
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $8.4, respectively	188.0	193.1
Prepaid expenses and other current assets	34.2	35.2
Deferred income taxes	14.6	7.2
Assets of business held for sale	—	3.1
Total current assets	237.8	250.6
Restricted cash	0.2	2.4
Other assets, net	101.3	121.2
Property and equipment, net	1,663.9	1,667.4
Goodwill	1,166.9	1,166.4
Other intangible assets, net	379.9	418.8
Total assets	$3,550.0	$3,626.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$94.7	$83.5
Accrued expenses	130.7	117.8
Deferred revenue	60.0	60.3
Current maturities of landfill retirement obligations	29.2	28.7
Current maturities of long-term debt	25.3	29.1
Liabilities of business held for sale	—	1.7
Total current liabilities	339.9	321.1
Other long-term liabilities, less current maturities	61.2	48.2
Long-term debt, less current maturities	2,278.2	2,302.8
Accrued landfill retirement obligations, less current maturities	171.9	155.6
Deferred income taxes	169.9	247.6
Total liabilities	3,021.1	3,075.3
Commitments and contingencies
Stockholders’ equity
Common stock: $.01 par value, 1,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,105.0	1,109.5
Accumulated other comprehensive income	1.5	2.5
Accumulated deficit	(577.6)	(560.5)
Noncontrolling interests	—	—
Total stockholders’ equity	528.9	551.5
Total liabilities and stockholders’ equity	$3,550.0	$3,626.8
The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

(In millions of dollars)

	Year Ended December 31,
	2014	2013	2012
Service revenues	$1,403.0	$1,319.1	$537.9
Operating costs and expenses
Operating expenses	896.1	832.8	336.7
Selling, general and administrative	154.9	170.9	101.0
Depreciation and amortization	271.4	278.9	104.1
Acquisition and development costs	0.1	1.2	1.2
Loss on disposal of assets	1.2	2.6	2.1
Asset impairment, including goodwill	5.3	0.6	43.7
Restructuring charges	4.6	10.0	9.9
Total operating costs and expenses	1,333.6	1,297.0	598.7
Operating income (loss)	69.4	22.1	(60.8)
Other income (expense)
Interest expense	(141.5)	(163.1)	(49.4)
Early extinguishment of debt	—	—	(9.4)
Other, net	(25.9)	0.3	1.3
Total other expense	(167.4)	(162.8)	(57.5)
Loss from continuing operations before income taxes	(98.0)	(140.7)	(118.3)
Income tax benefit	(80.6)	(45.4)	(13.5)
Loss from continuing operations	(17.4)	(95.3)	(104.8)
Discontinued operations
Loss from discontinued operations before income tax	(0.7)	(29.6)	(93.8)
Income tax benefit	(1.0)	(7.1)	(4.6)
Discontinued operations, net	0.3	(22.5)	(89.2)
Net loss	(17.1)	(117.8)	(194.0)
Less: Net loss attributable to noncontrolling interests	—	—	(1.4)
Net loss attributable to ADS Waste Holdings, Inc.	$(17.1)	$(117.8)	$(192.6)

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

 (In millions of dollars)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(17.1)	$(117.8)	$(194.0)
Other comprehensive (loss) income, net of tax Market value adjustments for hedges	(1.0)	4.7	1.0
Other comprehensive (loss) income	(1.0)	4.7	1.0
Less: Net loss attributable to noncontrolling interest	—	—	(1.4)
Comprehensive loss attributable to ADS Waste Holdings, Inc.	$(18.1)	$(113.1)	$(191.6)

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(In millions of dollars, except shares)

	Common Stock		Additional Paid-In	Officer Promissory	Accumulated	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Notes	Deficit	(Loss)	Interests	Equity
Balance at December 31, 2011	1,000	—	946.4	(30.4)	(195.4)	(3.2)	3.9	721.3
Net loss	—	—	—	—	(192.6)	—	(1.4)	(194.0)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	1.0	—	1.0
Capital contribution and proceeds from issuance of shares	—	—	157.2	—	—	—	—	157.2
Interest receivable	—	—	—	(0.8)	—	—	—	(0.8)
Dividend distribution	—	—	—	31.2	(54.7)	—	—	(23.5)
Stock-based compensation expense	—	—	1.3	—	—	—	—	1.3
Balance at December 31, 2012	1,000	—	1,104.9	—	(442.7)	(2.2)	2.5	662.5
Net loss	—	—	—	—	(117.8)	—	—	(117.8)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	4.7	—	4.7
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2.5)	(2.5)
Stock-based compensation expense	—	—	4.6	—	—	—	—	4.6
Balance at December 31, 2013	1,000	$—	$1,109.5	$—	$(560.5)	$2.5	$—	$551.5
Net loss	—	—	—	—	(17.1)	—	—	(17.1)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Share based compensation expense	—	—	4.5	—	—	—	—	4.5
Capital contribution from parent	—	—	0.1	—	—	—	—	0.1
Return of capital to parent	—	—	(9.1)	—	—	—	—	(9.1)
Balance at December 31, 2014	1,000.0	—	$1,105.0	$—	$(577.6)	$1.5	$—	$528.9

The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions of dollars)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(17.1)	$(117.8)	$(194.0)
Less: Net loss attributable to noncontrolling interest	—	—	(1.4)
Net loss attributable to company	(17.1)	(117.8)	(192.6)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	271.7	284.8	126.2
Amortization of option/interest rate cap premium	2.1	1.3	—
Amortization of terminated derivative contracts	—	6.0	1.0
Interest accretion loss contracts, other debt and long-term liabilities	2.2	2.7	1.2
Amortization of debt issuance costs	15.1	12.6	5.0
Accretion of original issue discount	4.9	5.0	1.1
Accretion on landfill retirement obligations	13.5	15.0	8.1
Provision for doubtful accounts	4.2	7.7	2.8
Loss on sale of property and equipment	0.8	2.6	2.1
Debt extinguishment loss	—	—	9.4
Share based compensation	4.5	4.6	1.3
Change in fair value of derivative instruments	27.3	—	—
Amortization of other long-term assets	0.3	—	—
Deferred tax benefit	(84.5)	(57.0)	(18.5)
Earnings in equity investee	(0.1)	(0.3)	(0.2)
Asset impairment	5.3	25.5	124.9
Changes in operating assets and liabilities, net of businesses acquired
Decrease (increase) in accounts receivable	1.7	(5.1)	(37.6)
Decrease (increase) in prepaid expenses and other current assets	1.1	(2.2)	0.1
Decrease (increase) in parts and supplies	0.2	(0.6)	0.2
Decrease (increase) in other assets	2.9	(1.1)	(7.6)
Increase in accounts payable	3.8	5.7	10.5
(Decrease) increase in accrued expenses	(6.6)	(0.3)	17.3
(Decrease) increase in unearned revenue	(1.7)	4.6	25.8
Increase (decrease) in other long-term liabilities	5.4	(1.4)	(5.2)
Capping, closure and post-closure expenditures	(13.8)	(12.0)	(6.2)
Payment for interest rate caps	—	—	(5.0)
Payment to extinguish interest rate swaps	—	—	(7.5)
Net cash provided by operating activities	243.2	180.3	55.2
Cash flows from investing activities
Purchases of property and equipment and construction and development	(196.4)	(158.1)	(86.4)
Proceeds from sale of property and equipment	3.0	3.4	1.5
Proceeds from maturity of securities	—	5.0	—
Purchase of intangibles	—	—	(0.4)
Repayments of notes receivable	—	0.1	0.2
Acquisition of businesses, net of cash acquired	(9.9)	(50.4)	(1,895.4)
Proceeds from disposition of businesses	2.1	45.2	—
Net cash used in investing activities	(201.2)	(154.8)	(1,980.5)
Cash flows from financing activities
Proceeds from borrowings on long-term debt	95.0	184.0	2,395.3
Repayment on long-term debt	(141.3)	(196.8)	(518.6)
Deferred financing charges	(1.3)	(22.9)	(73.0)
Bank overdraft	1.4	(3.3)	0.6
(Return of capital)/proceeds from issuance of shares and capital contributions	(9.0)	—	157.4
Distributions of retained earnings	—	—	(23.5)
Other financing activities	2.2	6.7	(1.0)
Net cash (used in) provided by financing activities	(53.0)	(32.3)	1,937.2
Net (decrease) increase in cash and cash equivalents	(11.0)	(6.8)	11.9
Cash and cash equivalents, beginning of year	12.0	18.8	6.9
Cash and cash equivalents, end of year	$1.0	$12.0	$18.8
The accompanying notes are an integral part of these consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

1.    Business Operations
Business Operations
ADS Waste Holdings, Inc. (the “Company” or “ADS Waste”) together with its consolidated subsidiaries, as a consolidated entity, is a regional environmental services company providing nonhazardous solid waste collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc. and Advanced Disposal Services East, Inc. and their respective subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The acquisition of the Veolia ES Solid Waste Division was accounted for as a purchase transaction and recorded at fair market value in accordance with current accounting guidance.
Use of Estimates
In preparing our financial statements that conform with accounting principles generally accepted in the United States of America, management uses estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, stock compensation, accounting for goodwill and intangible asset impairments, deferred taxes, uncertain tax positions, self-insurance reserves, and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in these Notes to the Consolidated Financial Statements. Our actual results may differ significantly from our estimates.
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
Revenue Recognition

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company recognizes revenues as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer, or as services are rendered to customers. Certain customers are billed and pay in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues are reported net of applicable state landfill taxes. No customer represented more than 5% of revenues for the years ended December 31, 2014, 2013 or 2012.
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
The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base and its ability to discontinue service, to the extent allowable, to non-paying customers. No single customer represented greater than 5% of total accounts receivable at December 31, 2014 and 2013, respectively.
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
The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2014 are disclosed in Note 14.
Assets under capital leases are capitalized using interest rates determined at the inception of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation.
From an operating perspective, landfills that are leased are similar to landfills we own because generally we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. As a result, our landfill leases are generally capital leases. For landfill capital leases that provide for minimum contractual rental obligations, we record the present value of the minimum obligation as part of the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill. The Company's one leased landfill was sold in fiscal 2013 (Note 4).
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
Closure and post-closure — These activities involve methane gas control, leachate management and groundwater monitoring, surface water monitoring and control, and other operational and maintenance activities that occur after the site ceases to accept waste. The post-closure period generally runs for 30 years or longer after final site closure for landfills. Landfill costs related to closure and post-closure are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing the closure and post-closure activities.
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
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by the 20-year average change in the historical Consumer Price Index (consistent historical rate which agrees to historical CPI per government website of 2.50% from 1991 to 2014) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of our asset retirement obligations at December 31, 2014 is between 6.4% and 10.5%.
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
Senior management must have reviewed and approved all of the above. Of our 42 active landfills, nine include deemed permitted airspace at December 31, 2014.
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
The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for the years ended December 31, 2014 and 2013. At December 31, 2012, one of our landfill sites was deemed to be impaired due to permitting issues and we recorded an impairment charge of approximately $43.7 for the year ended December 31, 2012 in the East region. We performed tests of recoverability for this landfill and the carrying value exceeded the undiscounted cash flows.
Capitalized Interest
The Company capitalizes interest on certain projects under development, including landfill construction projects. For the years ending December 31, 2014, 2013 and 2012, total interest cost was $141.5, $163.1 and $49.4, respectively, of which $1.6, $0.6 and $0.3 was capitalized.
Derivative Financial Instruments
The Company uses interest rate caps and swaps to manage interest rate risk on its variable rate debt. The Company uses commodity futures contracts as an economic hedge to reduce the exposure of changes in diesel fuel and natural gas prices. The instruments qualifying for hedge accounting treatment have been designated as cash flow hedges for accounting purposes with changes in fair value, to the extent effective, recognized in accumulated other comprehensive income within the equity section of the consolidated balance sheets. Amounts are reclassified into earnings when the forecasted transaction affects earnings for the commodity derivatives. Any ineffectiveness for those instruments that do not qualify for hedge accounting, the amount of ineffectiveness or change in market value, respectively is recognized into earnings immediately without offset. The commodity futures contracts do not qualify for hedge accounting and as such changes in fair value are recognized in other income/(expense), net in the consolidated statements of operations. The fair values of the derivatives are included in other current or

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

long-term assets or other current or long term liabilities as appropriate. The Company obtains current valuations of its commodity futures contracts and interest rate caps based on quotes received from financial institutions that trade these contracts and a current forward fixed price swap curve, respectively.
Debt Issuance Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense using either the straight-line method over the life of the related debt, which approximates the effective interest method or the effective interest method.
During fiscal 2014 and 2013, the Company refinanced its Term B Loan and the transaction was accounted for as a modification of debt. The total amount of debt costs capitalized for the years ended December 31, 2014 and 2013, respectively were approximately $1.3 and $22.9, respectively and there were no debt issuance costs written off for the year ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2012, the Company wrote-off approximately $9.4 of debt issuance costs related to the extinguishment of its revolving lines of credit and term loans, which was accomplished through an issuance of senior notes and refinancing of its revolving lines of credit and term loans in connection with the acquisition of Veolia ES Solid Waste division. The transaction was accounted for as an extinguishment and these charges are included in early extinguishment of debt in the consolidated statements of operations.
Debt issuance costs are amortized to interest expense during the year using the straight-line method or the effective interest method. For the years ended December 31, 2014, 2013 and 2012, the Company amortized $15.1, $12.6 and $5.0, respectively, of these costs to interest expense.
Acquisitions
The Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair values as of the date of acquisition. Any excess of purchase price over the fair value of the net assets acquired is recorded as goodwill.
In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. We have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations.
Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, we report provisional amounts for which the accounting is incomplete.
Acquisition date fair value estimates are revised as necessary and accounted for as an adjustment to income from operations if, and when, additional information becomes available to further define and quantify assets acquired and liabilities assumed. All acquisition-related transaction costs have been expensed as incurred.

Goodwill
Goodwill is the excess of the Company’s purchase price over the fair value of the net identifiable assets of acquired businesses. The Company does not amortize goodwill. Goodwill is subject to at least an annual assessment for impairment by evaluating quantitative factors.
The Company performs a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at a reporting unit. The reporting units are equivalent to the Company’s segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. The Company compares the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an equal weighting between a market approach and an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to our

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

judgment in applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.
The Company performs its annual assessment as of December 31 of each year. The impairment test indicated the fair value of each reporting unit exceeded the carrying value. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge in the future. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations. The Company recorded no goodwill impairment charges for the years ended December 31, 2014, 2013 and 2012, respectively in connection with the assessment.
Intangible Assets, Net
Intangible assets are stated at cost less accumulated amortization and consist of noncompete agreements, tradenames, customer contracts and customer lists and are amortized over their estimated useful lives. The carrying values of intangibles are periodically reviewed by management to determine if the facts and circumstances suggest that they may be impaired. If the carrying value exceeds estimated fair value, an impairment charge would be recognized in the amount of the excess. Fair value is typically estimated using an income approach for the respective asset, as described above. The Company recorded impairment charges of $2.7 and $0.6 for the years ended December 31, 2014 and 2013 related to the discontinuance of trade name and certain customer lists. No such impairments have been identified for the year ended December 31, 2012 in connection with ongoing operations. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations.
Income Taxes
The Company is subject to income tax in the United States. Current tax obligations associated with the provision for income taxes are reflected in the accompanying consolidated balance sheets as a component of accrued expenses and the deferred tax obligations are reflected in deferred income tax asset or liability. Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred income taxes are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred income taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves for uncertain tax positions, when despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of tax expense in our consolidated statements of operations.
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

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial position or results of operations.
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”) to require new disclosures about offsetting assets and liabilities to help enable users of financial statements evaluate certain significant quantitative differences in balance sheets prepared under U.S. GAAP. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption did not have a material impact on the Company's consolidated financial statements.
Reclassifications
When necessary, reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation due to a change in management's philosophy of the nature regarding certain customer service costs. For fiscal periods 2013 and 2012, the Company reclassified $6.9 and $3.5, respectively of costs from selling, general and administrative to operating expenses in connection with charges that relate to personnel associated with dispatch and routing functions due to a change in the way management views these costs.

3.    Acquisitions
For the year ended December 31, 2014, the Company completed the acquisitions of eight collection companies. Consideration transferred amounted to approximately $8.6 for these acquisitions during fiscal 2014, of which $0.8 will be paid in 2015. Transaction costs related to these acquisitions were not significant for the year ended December 31, 2014.
For the year ended December 31, 2013, the Company completed the acquisitions of seventeen collection companies. Consideration transferred amounted to approximately $31.3 for these acquisitions during fiscal 2013, of which $1.5 was paid in 2014. Transaction costs related to these acquisitions were not significant for the year ended December 31, 2013.
As discussed in Note 1 to the consolidated financial statements, effective November 20, 2012, ADS Waste acquired the stock of Veolia ES Solid Waste division from Veolia Environnment S.A. for a purchase price of approximately $1.9 billion subject to a working capital and net company debt adjustment which was completed within one year from date of purchase. In September 2013, the Company paid an additional $20.6 related to the working capital and net Company debt adjustment and in November 2013 completed the final opening balance sheet adjustments which were not significant. Approval of the transaction by the United States Department of Justice was granted pursuant to a consent decree issued in November 2012, provided the Company sell certain assets, including one landfill and two transfer stations in Central Georgia, three commercial waste collection routes in the Macon, Georgia area and three transfer stations in northern New Jersey. The sale of those assets was completed in fiscal 2013 (Note 4). Transaction costs incurred in connection with the acquisition were approximately $26.5.
The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table summarizes the estimated fair values of the assets acquired by year of acquisition:

	2014	2013
Current assets	$0.5	$0.5
Property and equipment	2.6	12.9
Goodwill	1.3	4.3
Other intangible assets	5.5	13.8
Total assets acquired	9.9	31.5
Current liabilities	$1.3	$0.2
Total liabilities assumed	1.3	0.2
Net assets acquired	$8.6	$31.3
The following table presents the allocation of the purchase price to other intangible assets:

	2014	2013
Customer lists and contracts	$4.3	$12.8
Tradenames	—	0.1
Noncompete	1.2	0.9
	$5.5	$13.8
The amount of goodwill deductible for tax purposes was $113.7 and $132.6 at December 31, 2014 and 2013, respectively.
The weighted average remaining life of other intangible assets in years at December 31, 2014 is as follows:

Customer lists and contracts	15.0
Tradenames	0.5
Noncompete	5.0

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
Goodwill and or intangible assets increased by $0.1, $26.6 and $0.1, primarily relating to working capital adjustments completed in the preceding year for the years ended December 31, 2014, 2013 and 2012, respectively.

4.    Discontinued Operations

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company completed the sale of certain assets and liabilities in Oxford, MA for approximately $3.7 in December 2013 and recorded a loss of $11.1 in connection with the sale, as the selling price was less than the carrying value. The loss on the sale in 2013 and the results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for the applicable periods presented.
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
In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses. The Company completed the divestitures in 2013, as required for those businesses in Georgia and New Jersey and recorded no additional impairment charge upon sale for the year ended December 31, 2013. An impairment charge of $13.7 was recorded for the year ended December 31, 2012, as the fair value determined through the selling price was less than the carrying value. The results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for the applicable periods presented.
The Company completed the sale of certain assets and liabilities in New York and New Jersey for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security, which matures in 2017. The Company also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. In connection with the divestiture, the Company recorded an impairment charge of approximately $7.6 and $26.7 for the years ended December 31, 2013 and 2012, respectively. The results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for the applicable periods presented.
The Company terminated a long-term lease agreement for one of its landfills. An impairment charge of approximately $39.8 was recorded on long-lived landfill assets no longer being used for the year ended December 31, 2012. The Company has classified the results of operations of this landfill as discontinued operations for the applicable periods presented in the accompanying consolidated statements of operations.

The following table summarizes the assets and liabilities of those businesses that are presented as held for sale in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.

	2014	2013
ASSETS
Accounts receivable, net	$—	$0.7
Prepaid expenses and other current assets	—	0.3
Property, plant and equipment, net	—	2.1
Total assets	$—	$3.1
LIABILITIES
Accounts payable	$—	$1.0
Deferred revenue	—	0.3
Accrued expenses	—	0.4
Total liabilities	$—	$1.7
The following table summarizes the revenues and expenses of those businesses that are presented as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2014	2013	2012
Service revenues	$0.4	$104.3	$127.6
Operating costs and expenses
Operating expenses	0.9	98.7	112.4
Selling, general and administrative	0.3	6.9	5.6
Depreciation and amortization	0.3	5.9	22.2
Gain on disposal of assets	(0.4)	—	(0.9)
Asset impairment	—	22.4	81.2
Total expenses	1.1	133.9	220.5
Other (expense) income
Interest expense	—	—	(0.9)
Total other (expense) income	—	—	(0.9)
Loss from discontinued operations before income tax	(0.7)	(29.6)	(93.8)
Tax benefit	(1.0)	(7.1)	(4.6)
Income (loss) from discontinued operations, net of taxes	$0.3	$(22.5)	$(89.2)

5.    Restricted Cash
Restricted cash consists of the following at December 31:

	2014	2013
Funds held for landfill closure and post-closure financial assurance	$0.2	$2.4

6.    Valuation Allowances
Allowance for doubtful accounts consists of the following at December 31:

	2014	2013	2012
Beginning balance	$8.4	$4.0	$2.3
Provision for doubtful accounts	4.2	7.7	3.9
Recovery of bad debts	0.6	1.7	0.5
Write-offs of bad debt	(8.2)	(5.4)	(2.6)
Other	—	0.4	(0.1)
	$5.0	$8.4	$4.0
The deferred tax asset valuation allowances at December 31 consist of the following:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2014	2013	2012
Balance at January 1,	$141.6	$128.1	$35.3
(Decrease) in valuation allowance for tax provision for continuing operations	(51.4)	—	—
Increase in valuation allowance for tax provision for continuing operations	5.9	7.6	77.7
Additions from purchase accounting	—	5.9	14.9
Other	—	—	0.2
Balance at December 31,	$96.1	$141.6	$128.1

7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31:

	2014	2013
Prepaid insurance	$6.3	$7.4
Prepaid expenses	15.8	13.0
Other receivables and current assets	3.0	5.5
Parts and supplies inventory	9.1	9.3
	$34.2	$35.2

8.    Derivative Instruments and Hedging Activities
The following table summarizes the fair value of derivative instruments recorded in our consolidated balance sheets.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	2014	2013
Other	Other current assets	$—	$0.1
Interest rate caps	Other assets	2.7	6.1
Derivatives Not Designated as Hedging Instruments	Other current liabilities	$—	$—
Fuel commodity derivatives	Other current liabilities	20.6	—
Fuel commodity derivatives	Other long-term liabilities	6.7	—
Total derivatives		$24.6	$6.2

We have not offset fair value amounts recognized for our derivative instruments.
Interest Rate Swaps
We have used interest rate swaps to maintain a portion of our debt obligations at fixed market interest rates. These interest rate derivatives qualify for hedge accounting. In November 2012, we terminated these interest rate swaps in connection with our debt refinancing (Note 13) and paid approximately $7.0 upon termination. The amounts were deferred in accumulated other comprehensive income upon termination and are being amortized to interest expense over the remaining term of the original swap. The cash paid upon termination of the swaps have been classified as a change in other liabilities within “net cash provided by operating activities” in the consolidated statement of cash flows. The interest rate swap agreements that do not qualify for hedge accounting increased net interest expense by $0.0, $0.0 and $0.2 for the years ended December 31, 2014, 2013 and 2012, respectively.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company also recognizes the impacts of the amortization of previously terminated interest rate swap agreements as adjustments to interest expense. The following table summarizes the impacts of periodic settlements of terminated swap agreements on the Company’s results of operations:

	Statement of Operations Classification	Year Ended December 31,
		2014	2013	2012
Terminated swap agreements	Interest expense	$—	$6.0	$1.0
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The interest rate caps expire in various tranches through 2016. The Company recorded the premium of $5.0 in other assets in the consolidated balance sheet and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $2.1 and $1.3 for the years ended December 31, 2014 and 2013, respectively. The aggregate notional amounts of the contracts were approximately $1,102.9 at December 31, 2014 and expire in tranches through 2016.
Commodity Futures Contracts
The Company utilizes fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices will fluctuate. The Company has used financial derivative instruments for both short-term and long-term time frames and utilizes fixed swap price agreements to manage the identified risk. We do not enter into derivative financial instruments for trading or speculative purposes.

Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the consolidated statements of operations. The market price of diesel fuel is unpredictable and can fluctuate significantly. Significant volatility in the price of fuel could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements that mature in 2015 for 23.8 gallons and 2016 for 13.4 gallons at weighted average prices per gallon that range from $2.20 to $2.84 per gallon. If the mean price of the high and the low of the calculation period for Gulf Coast Ultra Low Sulfur diesel pipeline platts for a gallon of diesel fuel exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty. The change in the fair value of the Company's derivative contracts during 2014 was a decrease of $27.3, which resulted in a loss in the consolidated statements of operations.

9.    Property and Equipment, Net
Property and equipment, net consist of the following at December 31:

	2014	2013
Land	$186.0	$176.4
Landfill site costs	1,281.6	1,091.6
Vehicles	490.8	430.4
Containers	261.8	238.2
Machinery and equipment	134.4	113.2
Furniture and fixtures	24.1	22.3
Building and improvements	155.3	147.4
Construction in process	44.4	78.5
	2,578.4	2,298.0
Less: Accumulated depreciation on property and equipment	(411.8)	(310.8)
Less: Accumulated landfill airspace amortization	(502.7)	(319.8)
	$1,663.9	$1,667.4
Gross assets under capital lease amount to approximately $27.9 and $16.5 at December 31, 2014 and 2013, respectively. Amortization expense of assets under capital lease was $2.0 for year ending December 31, 2014 and not significant for the years ended December 31, 2013 and 2012, respectively.

Depreciation, amortization and depletion expense for the years ended December 31, 2014, 2013 and 2012 was $229.1, $236.7 and $88.6, respectively.

10.     Landfill Accounting
Liabilities for final closure and post-closure costs consist of the following for the years ended December 31:

	2014	2013
Balance at January 1	$184.3	$191.5
Increase in retirement obligation	11.5	10.8
Accretion of closure and post-closure costs	13.5	15.0
Disposition	—	(6.5)
Change in estimate	5.6	(14.5)
Costs incurred	(13.8)	(12.0)
	201.1	184.3
Less: Current portion	(29.2)	(28.7)
Balance at December 31	$171.9	$155.6

11.    Other Intangible Assets, Net and Goodwill
Intangible assets, net consist of the following at December 31:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2014
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$16.9	$(12.5)	$(0.1)	$4.3	2.3
Tradenames	17.0	(7.1)	—	9.9	16.6
Customer lists and contracts	491.3	(125.6)	(2.5)	363.2	14.6
Operating permits	2.2	—	—	2.2	N/A
Above/below market leases	0.4	(0.1)	—	0.3	11.6
	$527.8	$(145.3)	$(2.6)	$379.9

	2013
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$21.6	$(15.5)	$—	$6.1	2.7
Tradenames	16.9	(5.8)	—	11.1	17.5
Customer lists and contracts	487.5	(87.9)	(0.6)	399.0	14.8
Operating permits	2.2	—	—	2.2	18
Above/below market leases	0.4	—	—	0.4	12.6
	$528.6	$(109.2)	$(0.6)	$418.8
Amortization expense recorded on intangible assets for the years ended December 31, 2014, 2013 and 2012 was $42.3, $42.2 and $15.5, respectively.
Future amortization expense for intangible assets for the year ending December 31 is estimated to be:

2015	43.8
2016	39.6
2017	38.5
2018	36.4
2019	27.2
Thereafter	194.4

$379.9

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	Goodwill	Accumulated Impairment	Goodwill, Net
December 31, 2012	$1,223.0	$(84.9)	$1,138.1
Acquisition	4.3	—	4.3
Purchase price adjustments	26.6	—	26.6
Disposition of businesses	—	(2.6)	(2.6)
December 31, 2013	1,253.9	(87.5)	1,166.4
Acquisition	1.3	—	1.3
Disposition of businesses	—	(0.8)	(0.8)
December 31, 2014	$1,255.2	$(88.3)	$1,166.9

12.    Accrued Expenses
Accrued expenses consist of the following at December 31:

	2014	2013
Accrued compensation and benefits	$28.3	$31.3
Accrued waste disposal costs	37.2	36.4
Accrued insurance and self-insurance reserves	14.9	12.1
Accrued severance	3.6	5.4
Derivative valuation	20.6	—
Other accrued expenses	26.1	32.6
	$130.7	$117.8

13.    Long-Term Debt
Long-term debt consists of the following at December 31:

	2014	2013
Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.16% and 4.17% at December 31, 2104 and 2013, respectively) due quarterly; balance due at maturity on October 2017	$—	$8.0
Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.8	3.5
Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	0.6	0.6
Term loans; quarterly payments commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin (3.75% and 4.25%, respectively)	1,749.0	1,782.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	23.3	15.4
Other debt	0.5	1.1
	2,327.2	2,360.6
Less: Original issue discount	(23.7)	(28.7)
Less: Current portion	(25.3)	(29.1)
	$2,278.2	$2,302.8

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Annual aggregate principal maturities at December 31, 2014 are as follows:

2015	$25.3
2016	21.7
2017	21.6
2018	20.9
2019	1,680.2
Thereafter	557.5
$2,327.2

In October 2012, the Company placed $1,800.0 in term B loans, $550.0 in bonds and a $300.0 revolving credit facility ("Revolver"). The proceeds were used to finance the acquisition of Veolia ES Solid Waste division and repay borrowings under its previously outstanding revolving credit facility and extinguish term loans and notes payable. Substantially all of the Company’s assets collateralize the loans, bonds and credit facility and each of the agreements restrict further indebtedness and payment of dividends in excess of certain predefined amounts.
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
The Revolver is a syndicated revolving credit facility that is available for general corporate purposes including working capital, equipment purchases and business acquisitions and collateralized by the real property of the Company. It is due at maturity in October, 2017. At December 31, 2014, the Revolver had no borrowings outstanding and $58.1 in letters of credit outstanding. At December 31, 2013, the Revolver facility had $8.0 borrowings outstanding and $70.7 in outstanding letters of credit. An annual commitment fee equal to 0.50% per annum on the daily unused amount is due quarterly. The amount of fees for 2014, 2013 and 2012 were not significant.
The term B loan is due in September 2019 and has payments due quarterly of $4.5 with mandatory prepayments due to the extent net cash proceeds from the sale of assets exceed $25.0 in any fiscal year and are not reinvested in the business within 365 days from the date of sale, upon notification of the Company’s intent to take such action or in accordance with excess cash flow, as defined. The term B loan is collateralized by certain real property of the Company. Further prepayments are due when there is excess cash flow, as defined.
The bonds are redeemable prior to October 1, 2015 at a price equal to 108.25% of the principal plus accrued interest for up to 35% of the issuance. On October 1, 2016 and 2017, the bonds may be redeemed for a call premium of 104.125% and 102.063%, respectively. Subsequent to October 1, 2018, the notes are redeemable at par. The bonds bear interest at 8.25% and are due in October 2020.
The term B loan bear interest at a base rate (alternate base rate or LIBOR base rate) plus an applicable margin. The alternate base rate is defined as the greater of the prime rate or federal funds rate plus 50 basis points and the LIBOR base rate is subject to a 0.75% floor.
The Revolver loan bear interest at a base rate (alternate base rate or LIBOR base rate) plus an applicable margin. The alternate base rate is defined as the greater of the prime rate or federal funds rate plus 50 basis points and the LIBOR base rate is subject to a 1.25% floor.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The applicable margin for the term B loan is based on the total leverage ratio of the Company as follows:

Total Leverage Ratio	LIBOR Base Rate	Alternate Base Rate
<4.75:1.00	2.50%	2.50%
≥4.75:1.00	3.00%	3.00%
The applicable margin for the Revolver is based on the total leverage ratio of the Company as follows:

Total Leverage Ratio	LIBOR Base Rate	Alternate Base Rate
<4.75:1.00	3.50%	2.50%
≥4.75:1.00	4.00%	3.00%

Fair Value of Debt
The fair value of the Company’s debt is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate (Level 2 inputs). Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of December 31, 2014 and 2013 respectively.
The estimated fair value of our debt is as follows at December 31:

	2014	2013
Senior notes	$550.0	$596.1
Term loan B	1,692.2	1,788.1
	$2,242.2	$2,384.2
The carrying value of the debt at December 31, 2014 is approximately $2,299.0 compared to $2,332.0 at December 31, 2013.

14. Leases

The Company leases certain facilities under operating lease agreements. Future minimum lease payments as of December 31, 2014 for noncancelable operating leases that have initial or remaining terms in excess of one year are as follows:

2015	$5.8
2016	5.2
2017	4.3
2018	3.9
2019	3.4
Thereafter	20.6
$43.2
The total rental expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 was $10.2, $12.4 and $8.8, respectively.
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
In October 2012, the Parent’s Board of Directors adopted the 2012 Stock Incentive Plan (the “Plan”) under which an aggregate of 150,000 shares of the Parent’s common stock was reserved for issuance. The Plan provides for employees of the Company to participate in the plan and provides that the options or stock purchase rights have a term of ten years and vest equally over four years at a rate of 20% with 20% of the options being vested at the date of grant for all options except the Strategic grants which vest 100% after five years. All options of the Strategic Plan issued prior to 2010 vest upon a change of control. All other options vest in 20% tranches from the date of issuance upon a change of control. This 2012 Plan replaced the 2006 Plan of Advanced Disposal Services South, Inc. All outstanding options under the 2006 Plan were cancelled and reissued under the 2012 Plan. The incremental compensation expense associated with the exchange is immaterial.
These options have an assumed forfeiture rate ranging from 4%-14.8% for 2014 and 2013.
On December 31, 2008, senior management exercised 71,941 of outstanding stock options. Certain members of senior management issued promissory notes to Advanced Disposal Services South, Inc. for $28.0 to complete the stock option transaction. Interest began accruing at December 31, 2008 semi-annually. In conjunction with the Reorganization, the notes were restructured and bear interest at a rate of 0.89% which was the Applicable Federal Rate in effect at the time of restructuring the notes at December 31, 2012. As the rate is considered below market, compensation expense in the amount of approximately $0.3 and $0.3 was recognized for the years ended December 31, 2014 and 2013, respectively. The principal and interest of the promissory notes are due on the earliest of the tenth anniversary of the issuance of the stock option awards, sale of the Company or termination of employment. The notes were distributed to Advanced Disposal Waste Holdings Corp. in connection with the Reorganization during 2012.
Stock Option Plans
The fair value of the options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	2014	2013	2012
Average expected term (years)	6.0	6.0	6.0
Risk-free interest rate	1.83% - 2.10%	0.93%	1.09% - 1.36%
Expected volatility	30.0%	20.0%	22.4% - 25.1%
Since the Company does not have any historical exercise data that is indicative of expected future exercise performance, it has elected to use the “simplified method” to estimate the options expected term by taking the average of each vesting-tranche and the contractual term. The Company used the average weekly historical volatility for public companies in the solid waste sector to estimate historical volatility used in the Black-Scholes model. The risk-free rate used was based on the US Treasury security rate estimated for the expected term of the option at the date of grant. The Company has applied a discount for lack of marketability ranging from 9% to 20% for shares issued in 2014, 2013 and 2012, to the option value as the shares being valued are privately held and not readily marketable.

Annual Stock Options
A summary of the Annual Stock Options and Senior Management Stock Options outstanding for the year ended December 31, 2014 (in millions, except share and per share amounts) is as follows:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2014	42,195	$621
Granted	4,239	911
Exercised	(25)	620
Expired or forfeited	(7,481)	590
Outstanding at December 31, 2014	38,928	659	6.69
Exercisable at December 31, 2014	22,491	$—	5.72
The weighted-average grant-date fair value of options granted was $268, $268 and $275 during 2014, 2013, and 2012, respectively. The total fair value of options vested was $1,623, $1,820 and $1,332 during 2014, 2013, and 2012, respectively. The intrinsic value of the options outstanding at December 31, 2014 was approximately $9.8.
Strategic Stock Options
A summary of the Strategic Stock Options for the year ended December 31, 2014 (in million, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2014	46,595	$540
Granted	4,514	911
Exercised	—
Expired or forfeited	(11,381)	577
Outstanding at December 31, 2014	39,728	$572	5.27
Exercisable at December 31, 2014	—	$—	2.37
The weighted-average grant-date fair value of options granted was $306, $272 and $300 during 2014, 2013 and 2012, respectively. The intrinsic value of the options at December 31, 2014 was approximately $13.5.
Compensation Expense
Compensation expense is recognized ratably over the vesting period for those awards that the Company expects to vest. For the years ended December 31, 2014, 2013 and 2012, the Company recognized share-based compensation expense as a component of selling, general and administrative expenses of $4.5, $4.6 and $1.3, respectively. As of December 31, 2014, the Company estimates that a total of approximately $2.7 of currently unrecognized compensation expense will be recognized over a weighted average period of approximately three years for unvested options issued and outstanding.

16.    Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property damage, workers’ compensation claims, directors’ and officers’ liability, pollution liability, employee group health claims and other coverages that are customary in the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2014, the Company’s insurance programs carried self-insurance exposures of up to $0.5, $1.0 and $0.8 per incident for general liability, automobile and workers’ compensation, respectively Certain self-insurance claims

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

reserves are recorded at present value using a 1.10% and a 0.78% discount rate as of December 31, 2014 and 2013, respectively.
The Company has a partially self-insured employee group health insurance program that carries an aggregate stop loss amount. The amount recorded for the health insurance liability at December 31, 2014 and 2013 for unpaid claims, including an estimate for incurred but not reported (“IBNR”) claims, was $4.7 and $3.8, respectively. Liabilities are recorded gross of expected recoveries.
The self-insured portion of workers’ compensation liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for workers’ compensation liability at December 31, 2014 and 2013 for unpaid claims, including an estimate for IBNR claims, is $25.1 and $20.8, respectively.
The self-insured portion of general liability and automobile liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for general and automobile liability at December 31, 2014 and 2013 for unpaid claims, including an estimate for IBNR claims, was $18.0 and $14.0, respectively.
Of the above amounts, $14.9 and $12.1 is included in accrued expenses and the remainder is included in other long-term liabilities at December 31, 2014 and 2013, respectively.

17.    Benefit Plans
The Company has 401(k) Savings Plans (“401(k) Plan”) for the benefit of qualifying full-time employees who have more than one year of service and are over 21 years of age. Employees make pre-tax contributions to the 401(k) Plan with a partial matching contribution made by the Company. The Company’s matching contributions to the 401(k) Plan were $2.8, $2.8 and $1.9 for the years ended December 31, 2014, 2013 and 2012, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.
The Company is a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. Approximately 13.5% of the Company’s workforce is subject to a collective bargaining agreement and five of the collective bargaining agreements expire within one year. The risks of participating in the multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employers stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table outlines our participation in multiemployer plans considered to be individually significant:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (B)	Contributions			Expiration Date of Collective- Bargaining Agreement
		2013	2012		2014	2013	2012
Suburban Teamsters of Northern IL Pension Fund	36-6155778-001	Critical as of 1/1/2013	Critical as of 1/1/2012	Implemented	$0.5	$0.4	$—	1/31/2019
Pension Fund of Automobile Mechanics Local No. 701	36-6042061-001	Critical as of 1/1/2013	Critical as of 1/1/2012	Implemented	$0.2	$0.2	$—	12/31/2018
Local 731 Private Scavengers and Garage Attendants Pension Fund(A)	36-6513567-001	Endangered as of 10/1/2013	Endangered as of 10/1/2012	Implemented	$1.7	$1.6	$0.2	9/30/2018
Midwest Operating Engineers Pension Fund	36-6140097-001	Endangered as of 4/1/12	Endangered as of 4/1/12	Implemented	$0.6	$0.5	$—	9/30/2016
Teamsters Local Union No. 301 Union Pension Fund(A)	36-6492992-001	Not endangered or critical as of 1/1/13	Not endangered or critical as of 1/1/12	No	$0.8	$0.6	$—	9/30/2018
Central States Southeast and Southwest Areas Pension Fund	36-6044243-001	Critical as of 1/1/2013	Critical as of 1/1/2012	Implemented	$0.2	$0.2	$—	1/31/2015
Local 705 Int’l Brotherhood of Teamsters Pension TR. FD.	36-6492502-001	Critical as of 1/1/2013	Critical as of 1/1/2012	Implemented	$0.2	$0.2	$—	9/30/2018

(A)	The employers contributions to the plan represent greater than 5% of the total contributions to the plan for the most recent plan year available.

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

18.    Income Taxes
The components of the provision for income taxes from continuing operations are comprised of the following for the years ended December 31:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2014	2013	2012
Current
Federal	$0.2	$—	$—
State	2.7	2.4	1.4
	2.9	2.4	1.4
Deferred
Federal	(83.2)	(39.4)	(18.4)
State	(0.3)	(8.4)	3.5
	(83.5)	(47.8)	(14.9)
Benefit for income taxes	$(80.6)	$(45.4)	$(13.5)

The Company accounts for income taxes in accordance with current guidance. For the years ended December 31, 2014, 2013 and 2012, respectively, the federal statutory rate in effect was 35%, 34% and 34%, respectively. A reconciliation between the provision for income taxes and the expected tax provision for continuing operations using the federal statutory in effect for the years ended December 31 as follows:

	2014	2013	2012
Amount computed using statutory rates	$(34.3)	$(47.6)	$(40.3)
State income taxes, net of Federal benefit	(1.3)	(2.4)	(5.8)
Tax rate adjustment	6.6	0.1	8.8
Other	(0.2)	1.1	3.6
Transaction costs	—	—	4.0
Valuation allowance	(51.4)	3.4	16.2
Benefit for income taxes	$(80.6)	$(45.4)	$(13.5)
The Company’s deferred tax assets and liabilities from continuing operations relate to the following sources and differences between financial accounting and the tax basis of the Company’s assets and liabilities at December 31:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2014	2013
Deferred tax assets
Allowance for doubtful accounts	$2.0	$2.7
Insurance reserve	17.5	12.4
Net operating loss	178.3	178.1
Capital loss carryforward	69.1	67.2
Accrued bonus and vacation	7.7	8.0
Stock compensation	1.8	3.5
Other comprehensive income	0.6	—
Tax credits	6.9	6.8
Other	21.1	8.7
Total deferred tax assets	305.0	287.4
Valuation allowance	(96.1)	(141.6)
Deferred tax assets less valuation allowance	208.9	145.8
Deferred tax liabilities
Fixed asset basis	(117.8)	(120.3)
Intangible basis	(127.2)	(126.7)
Landfill and environmental remediation liabilities	(113.8)	(136.4)
Other	(5.4)	(2.8)
Deferred tax liabilities	(364.2)	(386.2)
Net deferred tax liability	$(155.3)	$(240.4)

The amounts recorded as deferred tax assets as of December 31, 2014 and 2013 represent the amounts of tax benefits of existing deductible temporary differences or net operating and capital losses carryforwards (“NOLs”). Realization of deferred tax assets is dependent upon the generation of sufficient taxable income prior to expiration of any loss carryforwards. A valuation allowance has been recorded against deferred tax assets as of December 31, 2014 in the amount of $96.1. The valuation allowance for the year ended December 31, 2013 was $141.6. We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carryforwards. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.
The Company had available federal NOL carryforwards from continuing operations of approximately $432.5 and $408.3 at December 31, 2014 and 2013 respectively. The Company’s federal net operating losses have expiration dates beginning in the year 2016 through 2033 if not utilized against taxable income. The capital losses of $182.9 expire in 2018, if not previously utilized against capital gains. The 2014 federal NOL amount is reflecting 2013 return to provision adjustments and a projected current tax benefit use for 2014 of $6.4.
In 2014, the Company recognized a decrease in valuation allowance of $51.4, which was primarily related to the completion of a legal entity restructuring that was undertaken in order to drive administrative and legal efficiencies. As a result of the operational restructuring, during the fourth quarter the Company was able to project and support our ability to utilize certain federal net operating losses that were previously limited under the Seperate Return Limitation Year ("SRLY") tax rules.
The Company has grown through a series of acquisitions and mergers and has had change of control events that resulted in limitations on the utilization of NOLs pursuant to Section 382 of the Internal Revenue Code (“IRC”).
Approximately $185.9 of the NOLs from continuing operations are limited under the SRLY rules of the IRC. These NOLs are only available to be utilized against taxable income of the HWStar Waste Holdings, Corp. and subsidiaries thereof, a

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

wholly-owned subsidiary of the Company. At this time, the Company expects to utilize these NOLs, as a result of the operational restructuring discussed above.
A predecessor of the Company had a transaction on June 2, 2002 that was treated as a reorganization. As such, the Company may be precluded from utilizing all or a portion of its federal and state NOLs originating prior to the ownership change. The Company estimates that it is subject to an annual limitation of approximately $3.5 on NOLs of approximately $123.6 originating prior to June 28, 2002. The predecessor had a subsequent change of control on November 1, 2005. As such, NOLs of $4.8 originating after June 28, 2002 through November 1, 2005 are subject to an annual limitation of $4.2.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance at January 1,	$6.2	$6.2	$—
Additions based on tax positions of prior years	—	—	6.2
Balance at December 31,	$6.2	$6.2	$6.2
These liabilities are included as a component of other liabilities in the Company’s consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2014, $0.7 of net unrecognized tax benefit, if recognized in future periods, would impact the Company’s effective rate.
The Company recognizes interest expense related to unrecognized tax benefits in tax expense. During the tax years ended December 31, 2014, 2013 and 2012, respectively, the Company recognized approximately $0.2 of such interest expense as a component of our “Provision for Income Taxes” in each of the years.
The Company had approximately $2.0 and $1.8 of accrued interest and $0.3 and $0.3 of accrued penalties in the Company’s balance sheet as of December 31, 2014 and 2013, respectively. .

The Company and its subsidiaries are subject to income tax in the United States at the federal, state and local jurisdictional levels. The Company is currently under federal audit for the 2012 tax year. The Company has open tax years dating back to 1998. There were no settlements of state audits during 2014. Prior to the acquisition, Veolia ES Solid Waste division was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities. During 2014, there were no changes in federal or state law that would result in a material impact of the financial statement or future cash flows.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in cash equivalent money market funds as restricted cash. The Company’s fuel derivative instruments and interest rate caps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts and a current forward fixed price swap curve, respectively. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s fuel derivative instruments, the Company also considers the Company's and counterparty’s credit worthiness in its determination of the fair value measurement of these instruments in a net liability position. The Company’s restricted cash measured at fair value is invested primarily in U.S. government and agency securities.
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

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	Fair Value Measurement at December 31, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$1.0	$1.0	$—	$—	$—	$1.0
Restricted cash	0.2	0.2	—	—	—	0.2
Derivative instruments - Asset position	2.7	—	2.7	—	—	2.7
Derivative instruments - Liability position	$27.3	$—	$27.3	$—	$—	$27.3
Total recurring fair value measurements	$23.4	$1.2	$24.6	$—	$—	$23.4

	Fair Value Measurement at December 31, 2013 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$12.0	$12.0	$—	$—	$—	$12.0
Restricted cash	2.4	2.4	—	—	—	2.4
Derivative instruments - Asset position	6.2	—	6.2	—	—	6.2
Total recurring fair value measurements	$20.6	$14.4	$6.2	$—	$—	$20.6

Refer to Note 13 for disclosures regarding long-term debt.

20.    Commitments and Contingencies
Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To secure its obligations, the Company has provided customers, various regulatory authorities and the Company’s insurer with such bonds totaling to approximately $705.9 and $690.1 as of December 31, 2014 and 2013, respectively. The majority of these obligations expire each year and are automatically renewed. Additionally, letters of credit have been issued to fulfill such obligations and are included in the total letters of credit outstanding disclosed in footnote 13 "Long Term Debt" in the notes to the consolidated financial statements herein.

In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in Chester County, Pennsylvania in 2014. The Georgia complaint was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiffs' contracts with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.

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

The Company is subject to various other proceedings, lawsuits, disputes and claims arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. The Company currently does not believe that the eventual outcome of any such actions could have a material adverse effect on the Companyís business, financial condition, results of operations, or cash flows.
The Company has an obligation as part of the purchase of one of its C&D landfills for payments of 6% of net revenue that began at the commencement of landfill operations and continues through the life of the landfill.

21.    Restructuring
In September 2012, we announced a reorganization of our operations, designed to consolidate management and staff in connection with the merging of the legacy businesses. Subsequent to the closing of Veolia ES Solid Waste division, further organizational changes were announced and implemented. Principal changes included consolidation and elimination of management, relocation of staff to new regional headquarter’s locations and divesting of certain locations. Through this reorganization we eliminated approximately 130 positions throughout the Company and offered voluntary separation agreements to those impacted.
For the year ended December 31, 2014, we recognized approximately $0.4 of severance costs, $0.6 for lease termination costs and $0.3 for relocation costs in the Midwest region; $0.4 for severance costs and $0.3 for relocation costs in the East region; $0.2 for severance costs $0.8 for relocation costs in the South region, as well as $1.6 of primarily relocation costs for Corporate.
For the year ended December 31, 2013, we recognized approximately $2.5 of severance costs, $1.7 for lease termination costs and $2.3 for relocation costs in the Midwest region; $0.6 for lease termination costs in the East region; $0.3 for lease termination costs in the South region and $0.3 for other expenses, as well as $2.3 of severance costs for Corporate.
For the year ended December 31, 2012, we recognized employee severance and benefits restructuring charges of approximately $7.4, of which $4.3 related to the East region and the remaining amount in the Midwest region. The remaining expense is for other expense are primarily for lease termination costs for exiting facilities of $2.3 associated with accomplishing the restructuring actions in the East region.
Through December 31, 2014, the Company has recognized $24.5 of restructuring charges, of which $18.5 was related to employee severance and relocation costs and $5.5 was related to lease termination costs for exiting facilities. Costs included in the accompanying consolidated statements of operations are as follows:

	2014	2013	2012
Restructuring charges	$4.6	$10.0	$9.9
Total pre-tax and restructuring charges	$4.6	$10.0	$9.9
The costs associated with the actions above are included in accrued expenses in the accompanying consolidated financial statements and include the amounts as follows:

	2014	2013	2012
Beginning balance	$6.4	$5.1	$—
Expense	4.6	10.0	9.9
Cash expenditures
Severance and relocation	(5.1)	(7.7)	(4.5)
Other	(0.5)	(1.0)	(0.3)
Ending balance	$5.4	$6.4	$5.1

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

22.    Segment and Related Information
Our operations are managed through three operating segments: South, East and Midwest regions. These three operating segments and corporate entities are presented below as our reportable segments. The historical results, discussion and presentation of our reportable segments as set forth in our consolidated provide integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for the year ended December 31, 2014, 2013 and 2012 is shown in the following table:

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
2014
South	$493.7	$72.2	$70.3	$52.3	$1,188.9
East	364.3	8.7	85.1	63.7	810.7
Midwest	545.2	51.2	108.1	73.1	1,437.3
Corporate	(0.2)	(62.7)	7.9	7.3	113.1
	$1,403.0	$69.4	$271.4	$196.4	$3,550.0
2013
South	$475.4	$66.4	$79.0	$63.2	$1,216.0
East	331.1	7.7	78.7	29.2	802.8
Midwest	512.6	39.6	112.6	53.8	1,460.6
Corporate	—	(91.6)	8.6	11.9	147.4
	$1,319.1	$22.1	$278.9	$158.1	$3,626.8
2012
South	$336.9	$53.3	$51.6	$46.6	$1,215.5
East	146.2	(42.3)	33.7	33.3	939.7
Midwest	54.8	2.8	12.7	4.7	1,509.4
Corporate	—	(74.6)	6.1	1.8	120.7
	$537.9	$(60.8)	$104.1	$86.4	$3,785.3

23.    Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 is as follows:

	2014	2013	2012
Cash paid for interest	$119.7	$119.1	$38.1
Cash paid for taxes	$3.2	$0.6	$2.3

24.    Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Gains and Losses on Derivative Instruments
Balance, December 31, 2011	$(3.2)
Other comprehensive loss before reclassifications, net of tax	3.0
Amounts reclassified from accumulated other comprehensive income	(2.0)
Net current period other comprehensive loss	1.0
Balance, December 31, 2012	(2.2)
Other comprehensive income before reclassifications, net of tax	2.3
Amounts reclassified from accumulated other comprehensive income	2.4
Net current period other comprehensive income	4.7
Balance, December 31, 2013	2.5
Other comprehensive income before reclassifications, net of tax	(1.0)
Net current period other comprehensive income	(1.0)
Balance, December 31, 2014	$1.5
The significant amounts either added to or reclassified out of each component of accumulated other comprehensive are included in the tables below:

	Amount of Derivative Gain (Loss) Recognized in OCI – Effective for the Years Ended December 31,
Derivatives Designated as Cash Flow Hedges	2014	2013	2012
Interest rate swaps	—	—	0.6
Interest rate caps	(1.4)	2.6	—
Other	$—	$0.5	$4.0
Total before tax	(1.4)	3.1	4.6
Tax benefit (expense)	0.4	(0.8)	(1.6)
Net of tax	$(1.0)	$2.3	$3.0

After tax reclassification adjustments were decreases of $2.4 and increases of $2.0 for the year ending December 31, 2013 and 2012, respectively and were not material to any line item on the consolidated statement of operations.

25.    Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the respective quarters:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Operating revenues	$321.3	$359.9	$368.1	$353.7
Income from operations	$8.3	$16.0	$25.8	$19.3
Consolidated net (loss) income (a)	$(19.3)	$(15.4)	$(6.5)	$24.1
2013
Operating revenues	$307.1	$333.7	$344.7	$333.6
Income from operations	$6.0	$7.0	$7.8	$1.3
Consolidated net loss	$(24.4)	$(25.1)	$(32.4)	$(35.9)
 (a) In the fourth quarter, the Company recorded a loss on commodity futures contracts related to fuel of $27.3 in other income/(expense), net due to a decline in fuel prices in the fourth quarter of 2014 and recorded a valuation allowance release of $51.4 related to a legal entity restructuring project. Refer to Note 18 "Income Taxes" for further information.

26.    Subsequent Events

In January 2015, the Company returned capital to the parent of $7.4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).

Management's Report on Internal Control Over Financial Reporting
Management's report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.

Changes in Internal Control over Financial Reporting
Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth the name, age, position and a summary of business experience for each person who is an executive officer or director of ADS Holdings:

Name	Age(1)	Position
Richard Burke	50	Chief Executive Officer, Director
John Spegal	61	Chief Operating Officer
Steven R. Carn	50	Chief Financial Officer, Treasurer, Director
Matthew Gunnelson	51	Chief Accounting Officer, Assistant Treasurer
Michael Slattery	61	Senior Vice President—General Counsel, Secretary
William Westrate	54	Chief Administrative Officer
Mary O’Brien	44	Chief Marketing Officer
Christopher Beall	40	Director
John Miller	68	Director
Bret Budenbender	42	Director
Jared Parker	32	Director
Wilson Quintella Filho	58	Director
Matthew Rinklin	31	Director
Charles C. Appleby*	66	Director

*	Retired from employment with the Company as Chief Executive Officer effective June 30, 2014.

(1)	As of December 31, 2014.
Each Director serves until his successor is duly elected and qualified or until his earlier death, resignation or removal.

Richard Burke—Mr. Burke is the Chief Executive Officer and a Director of ADS Holdings. Prior to being named Chief Executive Officer effective July 1, 2014, Mr. Burke served as President of ADS Holdings since November 2012. Prior to joining ADS Holdings, Mr. Burke was President and Chief Executive Officer of VESNA from 2009 to 2012 and President and Chief Executive Officer of Veolia, Inc. from 2007 to 2009. Mr. Burke began his employment with Veolia in 1999 as Area Manager for the Southeast Wisconsin area, and served as Regional Vice President for the Eastern and Southern markets until he was appointed Chief Executive Officer. Prior to joining Veolia, he spent 12 years with Waste Management in a variety of leadership positions. Mr. Burke holds a bachelors degree from Randolph Macon College. Mr. Burke’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, operations, and finance.
John Spegal—Mr. Spegal is Chief Operating Officer of ADS Holdings since 2014. Mr. Spegal joined ADS Holdings in 2013 as the Vice President of Business Development in 2013. Prior to joining ADS Holdings, Mr. Spegal spent more than six years with AIR-serv Group LLC as Regional Vice President and was responsible for their East coast operations. Prior to that, he was at Allied Waste Industries/Browning Ferris Industries for more than 20 years serving in various management roles throughout the Mid-Atlantic, Southeast and Southern regions, including Puerto Rico. Mr. Spegal holds a bachelors degree from the University of South Carolina.
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
Michael K. Slattery—Mr. Slattery is Senior Vice President, General Counsel and Secretary of ADS Holdings and has served in these roles since July 2014. He also serves as a member of the executive committee and as corporate secretary. Prior to joining ADS Holdings, Mr. Slattery most recently served as Senior Vice President and General Counsel for Veolia Environmental Services North America for eight years with responsibility for the management of the law department and all legal affairs in North America. Prior to joining Veolia, Mr. Slattery served as Vice President & Deputy General Counsel for Fruit of the Loom, Inc. with responsibility for the management of legal affairs throughout North America, Canada, Europe, North Africa and Latin America. Prior to Fruit of the Loom, Mr. Slattery served as Vice President and General Counsel for Wheelabrator Technologies, Inc. and as General Counsel for several major North and Latin American operating divisions for Waste Management, Inc. Mr. Slattery is a graduate of the John Marshall Law School in Chicago, where he was an assistant editor of the John Marshall Law Review and earned his bachelors degree in economics from St. Josephs College in Rennselaer, Ind.

William Westrate—Mr. Westrate is Chief Administrative Officer of ADS Holdings since 2014. In this role, Mr. Westrate is responsible for ADS Holding's administrative functions, including human resources, procurement and information technology. Mr. Westrate's served as Vice President of information technology for ADS Holdings since 2013. Prior to that post, he served as†the Chief Information Officer at Veolia Environmental Services North America and was instrumental in leading a number of significant technology changes and service offerings. Mr. Westrate has over 17 years of executive IT leadership experience with companies such as Veolia Environmental Services, Aramark, ServiceMaster, Interdent and Van Kampen Funds and holds a bachelor's degree in computer science and business administration from Taylor University.

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
John Miller—Mr. Miller is a Director of ADS Holdings and has served in this role since 2012. Mr. Miller is currently a Senior Advisor to Highstar Capital and has advised Highstar Capital for over six years. Mr. Miller served as a director of ADStar Waste Holdings, Corp. He has over 40 years of experience in the energy, waste and waste-to-energy industries. From 2006 to 2011, Mr. Miller served on the board and the audit committee of Mirant Corporation, an NYSE listed company. Prior to joining Highstar in 2007, Mr. Miller served from 2001 to 2005 as chief executive officer of former Highstar Capital portfolio company,

American Ref-Fuel, until the company was sold to Covanta Energy. Prior to his position as chief executive officer, Mr. Miller served as American Ref-Fuel’s chief financial officer. Before joining American Ref-Fuel, Mr. Miller held various executive finance positions with a number of energy companies involved in petroleum exploration and production, international trading, and refined product retailing. Mr. Miller is a graduate of John Carroll University and is a Certified Public Accountant. Mr. Miller’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, operations and finance, including capital markets and mergers and acquisitions.
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
Jared Parker—Mr. Parker joined Highstar in 2005 and has over nine years of experience in private equity, operational leadership, investment banking and finance. Most recently, Mr. Parker served as a President of Ports America Stevedoring, the largest business unit inside Ports America. Mr. Parker is on the Board of Directors for ADS Holdings and WesPac Midstream LLC and previously served as a Director on the Board of London City Airport, the Ports America Companies and as an observer on the Boards of InterGen and Northern Star. Prior to joining Highstar, he worked as an advisor to the Highstar Team on several transactions as an investment banker at Deutsche Bank. While at Deutsche Bank, Mr. Parker advised domestic and international and power generation companies and financial sponsors on mergers and acquisitions and financings. Mr. Parker holds a BA in International Relations from Stanford University. Mr. Parker’s qualifications to sit on our board include his substantial experience in the area of corporate strategy and finance, including, capital markets and mergers and acquisitions.
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
Charles C. Appleby—Mr. Appleby is a Director of ADS Holdings, former Chairman of the Board and former Chief Executive Officer of ADS Holdings. He served as Director, President and Chief Financial Officer of Advanced Disposal since its inception, before becoming Chief Executive Officer of Advanced Disposal in August 2006. Mr. Appleby also served as President of CAVCO, a private investment company, where he was responsible for the securities portfolio, detailed analysis and review of potential investment opportunities and administration operations from 1996 through June 2004. Prior to his service with CAVCO, Mr. Appleby was a founding member of Grenadier, Appleby, Collins & Company, a Jacksonville, Florida accounting firm, formed in 1984, providing services with an emphasis on taxation matters, mergers and acquisitions, valuations and foreign transactions. Previously, Mr. Appleby held positions with various national accounting firms, the last of which was Coopers & Lybrand where he held the position of Tax Manager. He received Masters and Bachelors degrees in Business Administration from Stetson University in 1977, and a Bachelors degree in Political Science from University of Florida in 1970. Mr. Appleby is a certified public accountant in Florida. Mr. Appleby is also a retired Colonel, Florida Army National Guard. He retired on August 1, 2001, after 31 years of service in the U.S. Armed forces. During this period, he received numerous decorations and achievements, including the Legion of Merit, Meritorious Service Medal, the Florida Cross, Senior Parachutist, Ranger and Pathfinder. Mr. Appleby’s qualifications to sit on our board include his substantial experience in the area of corporate strategy, accounting, operations, and finance, including capital markets and mergers and acquisitions.
As a privately-held company with no equity securities listed on a national securities exchange we are not required to have independent directors on our board of directors or any committees of the board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.
Committees of the Board
Our board of directors has an audit committee, an executive committee and a compensation committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable.
Audit Committee
Our audit committee is comprised of John Miller, Bret Budenbender, Jared Parker and Wilson Quintella Filho’s designee with observer status only. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm. Our board of directors has designated Mr. John Miller from Highstar Capital an audit committee financial expert.
ITEM 11. EXECUTIVE COMPENSATION
As described in more detail below, the material elements of our executive compensation program for our named executive officers (“NEO's”) include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits and welfare benefits. The NEOs may also receive severance payments and other benefits in connection with certain terminations of employment or a change in control of ADS Waste Holdings, Inc. or Advanced Disposal Waste Holdings Corp. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

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
These individual compensation elements are intended to create a total compensation package for each NEO that we believe achieves our compensation objectives and provides competitive compensation opportunities. The compensation committee annually reviews the compensation arrangements for the Company’s executive officers to assess whether the arrangements encourage risk taking that is reasonably likely to have a material adverse effect on the Company. The compensation committee conducted an annual review in February 2015 and concluded that the compensation arrangements for the Company’s executive officers do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
During fiscal 2014 we did not retain an independent compensation consultant to conduct a formal numeric benchmarking process for the NEOs’ compensation opportunities. Our CEO reviews the compensation of comparable public companies within the waste industry and benchmarks current compensation based upon size, scale and location of those companies and recommends compensation adjustments for other NEO’s to the compensation committee. The compensation committee performs similar procedures with respect to the compensation of our CEO.

Employment Agreements
On November 20, 2012, we entered into employment agreements with Mr. Appleby, Mr. Carn, and Mr. Hall in recognition of their contributions to the continued growth and excellent performance of ADS Waste Holdings, Inc. We also entered into an employment agreement with Mr. Burke, our current CEO, on this date for retention purposes. The initial employment agreements all provide for an initial three (3) year term from November 20, 2012 with automatic one year renewals, unless either party provides 60 days’ prior written notice of the intent to terminate the agreement. On June 20, 2014, we entered into a letter agreement with Mr. Appleby in connection with his retirement as CEO. Pursuant to the letter agreement, Mr. Appleby continues to provide limited advisory services as an independent contractor and is entitled to retirement compensation and benefits provided under his employment agreement. In addition, on July 18, 2014, we amended the employment agreement with Mr. Burke to reflect his new responsibilities as our current CEO. On May 1, 2014 we entered into an employment agreement with John Spegal for retention purposes as Chief Operating Officer. The employment agreement provides for an initial three year term from May 1, 2014 with one renewals, unless either party provides 60 days' written notice of the intent to terminate the agreement. The material terms of the employment agreements are described in “—Summary of NEO Employment Agreements” found at pages 99 to 101. In addition, each of Messrs. Appleby, Hall and Carn are party to a stock redemption agreement, details of which can also be found in the “—Summary of NEO Employment Agreements.”
Executive Compensation Program Elements
Base Salaries
Base salaries are an important element of compensation because they provide the NEO's with a predictable base level of income. Our NEOs are entitled to an automatic adjustment to their base salaries on a 12-month cycle commencing January 1, 2015 for not less than 100% of the consumer price index for all urban consumers U.S. city average, as published by the U.S. Department of Labor (“CPI”) for the immediately preceding year, which was 1.6% for 2015. The Summary Compensation Table below shows the base salary paid to each NEO.
Cash Bonus Opportunities
Annual Cash Bonus Opportunity
We sponsor a management incentive plan (the “MIP”) as set forth in a formal plan document. All of our NEOs are eligible to participate in the MIP. The primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives.
Fiscal 2014 MIP
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
With respect to the NEOs, financial performance is measured at the Company-wide level. Financial performance relative to specified financial performance targets set annually by the Board of Directors determines the aggregate funding level of the bonus pool and the Business Performance Factor for the MIP. If the financial performance target set by the Board of Directors is met, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%, subject to the compensation committee’s discretion for all NEO’s except Messrs. Lavender and Gray. If the financial performance target set by the Board of Directors is met for his region, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%. The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor upwards or downwards to address special situations. Payment under the MIP is adjusted on a sliding scale in a 1:1 ratio for the achievement of EBITDA below the target amount not less than 95% of the metric. For achievement of the target amount from 90% to 94.99%, the ratio is adjusted such that 60% of the amount is paid. Achievement less than 90%, results in no amounts being paid.
We believe that tying the NEOs’ bonuses to company-wide performance goals encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2014, we used internally-adjusted EBITDA as the Business Performance Factor because we believe that it provides a reliable indicator of our strategic growth and the strength of our cash flow and overall financial results. For purposes of fiscal 2014 bonuses, we calculated EBITDA from continuing operations for the consolidated Company and made adjustments totaling $47.6 for certain costs and events. As adjusted, the EBITDA measure was achieved at 95% of the targeted amount of $392.0.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the NEOs (except Mr. Lavender and Mr. Gray) based on an assessment of each NEO’s Individual Performance Factor. The Individual Performance Factor payout percentage (which impacts 40% of an NEO’s MIP award) can range from 0% to 110%. The compensation committee performs the assessment of Mr. Burke's Individual Performance Factor after reviewing the written assessments of his performance against his specific goals and objectives that Mr. Burke provided to Board of Directors. The CEO performs the assessment of the other NEOs’ Individual Performance Factors (except Mr. Lavender and Mr. Gray) and makes a recommendation to the compensation committee based upon his assessment of their achievement of the goals and objectives as set forth by him. The Chief Operating Officer performs the assessment of the region vice-presidents and approves the amount based upon his assessment of achievement of the goals and objectives as set forth by him.
The Individual Performance Factors for Messrs. Burke, Spegal, Appleby, Carn, Burke are based upon their respective contributions in respect to achieving the following: (1) completion of the integration of the acquired and merged companies; (2) achieving estimated synergy targets; (3) institutionalizing culture; (5) positioning the Company for maximum value creation; (6) completing acquisitions and development projects and (7) formalizing policies and procedures related to internal controls and governance. For fiscal 2014, the Individual Performance Factor for Messrs. Burke was determined to be 110% achievement, Messrs. Appleby, Carn, Spegal and Hall was determined to be 100%. The Individual Performance Factors for Mr. Lavender and Mr. Gray are based upon their respective contributions to optimizing routes; (2) developing best practices; (3) driving environmental compliance; (4) providing accurate monthly forecasting; (5) compliance with safety tracking and training for his region; (6) contributing to implementation of a new inventory management system and (7) driving compliance of statistical reporting. Mr. Lavender’s Individual Performance Factor was determined to be 67.5% and Mr. Gray was 77.5% based upon their respective contributions. The compensation committee and CEO, respectively approved the amount of each NEO’s final bonus in respect of fiscal 2014 in February 2015. Mr. Hall's determination was completed in fiscal 2014 with respect to his resignation timing and he was paid 100% of the amount due to him at the time of departure. The annual bonus that each NEO earned in respect of fiscal 2014 is presented in the Summary Compensation Table below.
Fiscal 2015 MIP
The fiscal 2015 MIP was modified to include a maximum target achievement expressed as a percentage of salary up to 110% for Messrs. Burke, Carn and Spegal and 120% for Messrs. Lavender and Gray. Further, two business performance factors were defined: 50% of the business performance factor tied to achievement of EBITDA and 25% tied to free cash flow. The remaining 25% is tied to individual performance factors. The payout ratios for achievement of EBITDA and free cash flow are similar to that described in the 2014 MIP of EBITDA for Messrs Burke, Carn and Spegal except that the range now extends to 110%. The payout related to EBITDA for Messrs. Lavender and Gray was adjusted for the payout ratio, such that achievement between 90% - 92% results in a 40% payout; 92.5% - 95% represents in 60% payout; amounts greater than 95% and up to 110% are paid proportionately. For Messrs. Lavender and Gray, the maximum target achievement expressed as a percentage of salary was increased to 120%, with the entire amount being tied to business performance factors as follows: 50% based on an EBITDA business performance factor, 25% based on a free cash flow business performance metric and 25% based on safety and compliance metrics.
Sign-on Bonuses
From time to time, our compensation committee may award sign-on bonuses, in the form of either cash or the right to purchase stock of the Issuer at fair market value, in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to our company. Generally, they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. No such amounts were offered for the year ending December 31, 2014.
Discretionary Bonuses
From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2014, our compensation committee did not award any discretionary bonuses.

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
Prior to the acquisition of Veolia, we maintained the 2006 Equity Incentive Plan (the “2006 Plan”), under which the compensation committee granted incentive awards in the form of options to purchase shares of common stock to directors, officers and employees of us and our affiliates. Subsequent to the acquisition of Veolia, we adopted the 2012 Plan under which we may grant incentive awards in the form of stock purchase rights and common stock options based on stock of Advanced Disposal Waste Holdings Corp., our parent company, to certain officers and employees of us and our affiliates. Following the combination of the historical businesses of HWStar Holdings, Corp. and ADStar Waste Holdings, Corp. in November 2012, all prior outstanding awards under the 2006 Plan were canceled and reissued under the 2012 Plan, with the number of shares and, where applicable, exercise price of such reissued awards determined using standard anti-dilution adjustments. The options vest 20% at date of grant and 20% annually thereafter on the anniversary of the grant date.
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
In April 2014, the compensation committee granted an aggregate of 769 options to our NEOs. Refer to the Grants of Plan-Based Awards table for further details.
The amounts of each NEOs investment opportunity and stock option, as applicable, were determined based on several factors, including: (1) each NEO’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the NEOs were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options granted to NEOs during fiscal 2014 and the grant date fair value of these options as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal 2012 table below.
Stock Redemption Program
We have a structured stock redemption program with certain of the NEOs based upon certain conditions for each NEO. The repurchase program is subject to time limitations and floor price for redemptions, as described within the employment agreements described under “Summary of NEO Employment Agreements.”
Deferred Compensation Opportunity Other Retirement Benefits
Our NEOs are eligible to participate in our 401(k) plan. We do not provide deferred compensation opportunities for our NEO’s. We currently match 50% of the first 6% of eligible pay that employees contribute to the 401(k) plan.
Other Post-Retirement Benefits
In addition to our 401(k) plan, we have a post-retirement health plan for Mr. Appleby and his spouse. The plan provides for coverage of health insurance and benefits substantially similar to the health insurance offered by us to executives at the time of his retirement through attainment of age 75. See “—Post-Retirement Welfare Benefits” on page 103 for more information on this benefit.

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
The severance benefits under these agreements are generally more favorable than the benefits payable under our general severance policy. For example, we offer each NEO a severance benefit payable upon a termination by the NEO for good reason or by us without cause. The good reason definition in these agreements would only be triggered by adverse circumstances that would give rise to a constructive termination of employment.
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

Summary Compensation Table

	Year	Salary	Award Option (1)	Non-equity incentive plan compensation (2)	Change in other post- retirement benefit plans (3)	Total All Other Compensation (4)	Total
Richard Burke Chief Executive Officer	2014	$520,698	$—	$530,880	$—	$490,344	$1,541,922
	2013	$465,000	$3,425	$—	$—	$318,131	$786,556
	2012	$53,058	$1,782,393	$—	$—	$—	$1,835,451
Steven Carn Chief Financial Officer	2014	$381,750	$—	$370,756	$—	$20,204	$772,710
	2013	$375,000	$5,635	$361,726	$—	$34,774	$777,135
	2012	$266,786	$343,191	$179,460	$—	$22,356	$811,793
John Spegal Chief Operating Officer	2014	$297,038	$175,423	$349,632	$—	$190,694	$1,012,787
David Lavender East Region Vice President	2014	$284,371	$24,362	$106,896	$—	$14,718	$430,347
	2013	$278,000	$15,213	$134,830	$—	$181,769	$609,812
Charles Gray South Region Vice President	2014	$281,611	$25,968	$146,853	$—	$13,993	$468,425
Charles Appleby, Former Chief Executive Officer (5)	2014	$267,225	$—	$267,225	$—	$1,080,632	$1,615,082
	2013	$525,000	$97,942	$474,917	$129,218	$152,014	$1,379,091
	2012	$472,724	$686,383	$338,411	$374,000	$73,949	$1,945,467
Walter Hall, Former Chief Operating Officer (6)	2014	$39,447	$—	$39,447	$—	$3,438,090	$3,516,984
	2013	$465,000	$9,015	$450,540	$—	$80,626	$1,005,181
	2012	$439,786	$549,106	$318,260	$—	$88,940	$1,396,092

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

For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2014, see the discussion of nonqualified option awards contained in Notes 1 and 15 to our Consolidated Financial Statements for the period ended December 31, 2014, included in this report.

(2)
Figures represent awards paid under our Management Incentive Plan (MIP) in respect of the year earned. See “Compensation Discussion and Analysis—Executive Compensation Program Elements—Cash Bonus Opportunities—Annual Cash Bonus Opportunity” above for a description of our MIP.

(3)
The amount reflected represents the actuarial present value of post-retirement medical plans for Mr. Appleby and his spouse determined using interest rate and mortality rate assumptions consistent with those used in determining the amounts in our financial statements. For further information, refer to a description of the plan in “Employment and Related Agreements of Charles C. Appleby”, below. On fiscal 2014, there was a decrease in the post-retirement benefit plan due to Mr. Appleby electing Medicare. Refer to the "Post Retirement Welfare Benefits" table below for further details.

(4)
The supplemental table below sets forth the details of amounts reported as “All Other Compensation” for fiscal 2014. For 2014, the All Other Compensation column includes amounts related to executive perquisites provided by us, which may include executive physical, club dues, relocation, company car, plane usage, severance and life insurance premiums as detailed in the chart below.

(5)	Mr. Appleby retired as Chief Executive Officer June 2014.

(6)	Mr. Hall voluntarily resigned in January 2014.

	Year	Auto (5)	Plane (6)	Company Paid Dues / Memberships	401(k) Matching Contributions	Other (7)	Total All Other Compensation
Richard Burke Chief Executive Officer (1)	2014	$8,813	$12,775	$—	$7,875	$460,881	$490,344
Steven Carn Chief Financial Officer	2014	$10,800	$—	$—	$9,404	$—	$20,204
John Spegal Chief Operating Officer (2)	2014	$10,338	$—	$—	$5,356	$175,000	$190,694
David Lavender East Region Vice President	2014	$—	$—	$—	$9,475	$5,243	$14,718
Charles Gray South Region Vice President	2014	$—	$—	$—	$8,750	$5,243	$13,993
Charles Appleby Former Chief Executive Officer (3)	2014	$3,450	$36,750	$—	$6,746	$1,033,686	$1,080,632
Walter Hall Former Chief Operating Officer (4)	2014	$—	$—	$—	$789	$3,437,301	$3,438,090

(1)
Effective July 1, 2014, Mr. Burke was named Chief Executive Officer of the Company. In connection with his appointment as Chief Executive Officer, Mr. Burke's loan and accrued interest thereon with our parent company was forgiven ($253,585). Gross up taxes on the loan forgiveness, personal usage of the plane and automobile are included ($207,296). The above noted amounts are included in "Other" in the table above.

(2)
Effective May 1, 2014, Mr. Spegal was named Chief Operating Officer and subsequently relocated to Jacksonville, FL. We agreed to reimburse Mr. Spegal for the difference between the negotiated selling price less federal tax basis in his home, pay all closing costs on both the sale of his residence in Jacksonville, FL and the purchase of his home in Jacksonville, FL, pay for all relocation costs incurred in connection with his move to Jacksonville, FL and the cost of temporary housing in Jacksonville, FL ($120,137) and include tax gross up payments of ($54,863). The above noted amounts are included in "Other" in the table above.

(3)
Effective June 30, 2014, Mr. Appleby retired from the position of Chief Executive Officer of the Company and in connection with his retirement entered into a letter agreement. In connection with his retirement, he was granted certain payments and perquisites in accordance with his employment agreement, including an amount equal to two times his bonus and salary to be paid over 24 months (which was $815,449 for the applicable period), title to his Company car ($73,035), compensation for consulting services in an amount equal to $125,000 per year ($62,500 for the applicable period in fiscal 2014) related to services to be rendered, and redemption of certain shares held by him and family trusts. Federal tax gross up payments on the items noted herein amounted to $82,706. The above noted amounts are included in "Other" in the table above.

(4)
Effective January 31, 2014, Mr. Hall retired from the Company as Chief Operating Officer. In connection with his retirement, he was granted certain payments and perquisites in accordance with his employment agreement, including an amount equal to two times his bonus and salary to be paid over 24 months and 90 days of salary and bonus

($1,524,671), title to his Company car ($51,640), federal tax gross up payments ($1,243) and redemption of certain shares held by him and family trusts ($1,859,745).

(5)	Each NEO is entitled to the usage of an automobile of their choosing through either an auto allowance or company car.

(6)
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

(7)	Other amounts, excluding those detailed above for the respective individuals, generally include payments on life and long-term disability insurance.
Grants of Plan-Based Awards in Fiscal 2014
The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2014 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2014.

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum($)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Richard Burke	Cash Bonus		$189,000	$530,880	$530,880	N/A	N/A	N/A
Steven Carn	Cash Bonus		$229,050	$370,756	$370,756	N/A	N/A	N/A
John Spegal	Cash Bonus		$216,000	$349,632	$349,632	N/A	N/A	N/A
John Spegal	Cash Bonus	5/14/2014	N/A	N/A	N/A	517	$910.78	$158,290
	Stock options	5/14/2014	N/A	N/A	N/A	64	$910.78	$17,133
David Lavender	Cash Bonus		$85,485	$106,896	$106,896	N/A	N/A	N/A
	Stock options	5/14/2014	N/A	N/A	N/A	91	$910.78	$24,362
Charles Gray	Cash Bonus		84,563	146,853	146,853	N/A	N/A	N/A
	Stock options	5/14/2014	N/A	N/A	N/A	97	$910.78	$25,968
Charles Appleby	Stock options	5/14/2014	$267,225	$267,225	$267,225	N/A	N/A	N/A
Walter Hall	Stock options	5/14/2014	39,447	39,447	39,447	N/A	N/A	N/A

(1)
Represents options granted by the parent company under the 2012 Plan to each of Messrs Spegal, Lavender and Gray. Options vest 20% on date of issuance and 20% thereafter on first, second, third and fourth anniversaries of the grant date or immediately if the individual has attained the stipulated retirement age and have a 10-year term except the 517 options granted to Mr. Spegal which vest 100% after five years.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of option awards contained in Note 15 to our Consolidated Financial Statements for the period ended December 31, 2014, included in this prospectus.
Summary of NEO Employment Agreements
This section describes employment agreements in effect for our NEOs during fiscal 2014. In addition, the terms with respect to grants of stock options described above under “Long-Term Equity Incentive Awards” are further described below for our NEOs in the section entitled “Long-Term Equity Incentive Awards.” Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”
Employment Agreement of Richard Burke

On November 20, 2012, we entered into an employment agreement with Mr. Burke (the “Burke Agreement”), effective as of November 20, 2012, for a three year initial term which will be automatically extended for successive one-year periods thereafter unless one of parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. The agreement was subsequently modified in connection with his appointment as Chief Executive Officer effective July 1, 2014. The financial terms of the Burke Agreement, as modified for salary, include (1) an annual base salary of $525,000, subject to increases not less than 100% of the CPI, (2) participation in our MIP, with a target annual cash bonus amount up to 100% of his salary, (3) a one-time purchase of common stock of the parent for 1,185 shares for $1,000,000 via a cash payment of $750,000 and a note receivable issued by the Parent of $250,000 bearing interest at the applicable federal rate, which was forgiven in connection with his appointment as Chief Executive Officer, (4) a one-time grant of 9,364 stock options, subject to certain vesting conditions which were met with Mr. Burke's selection as CEO, and (5) a pool of options established by the compensation committee for which if certain EBITDA targets are met, Mr. Burke may earn up to 1,333 shares per year for fiscal 2014, 2015 and 2016. The termination payments are the same amounts that are due if Mr. Burke retires under the “Potential Payments Under Termination or Change of Control” chart below.
We must maintain a long term disability plan which provides benefits in a mount at least equal to 66 2/3% of base salary in effect up to a maximum of $9,000 per month. Further, Mr. Burke is entitled (on a tax grossed-up basis), on an annual basis during each calendar year of the employment, to: (1) a company automobile or allowance for an automobile, (2) participation in the incentive stock option award program, (3) participation in the group medical, dental, health and pension or profit-sharing plans which the Company makes available to senior level employees, (4) six weeks’ vacation, (5) short term disability benefits, (6) life insurance benefits in an amount equal to $1,000,000 which we must pay the premiums and for which he may designate a beneficiary and (7) reimbursement of his relocation expenses from Pewuakee, WI to Jacksonville, FL, including the following: (a) reimbursement of reasonable out-of-pocket moving expenses plus $5,000 for miscellaneous items; (b) closing costs on the sale of his principle home in Pewuakee, WI and the purchase of a home in Jacksonville, FL; (c) a temporary housing allowance in an amount equal to the mortgage on his Pewuakee, WI home up to the earlier of 12 months from the effective date of the Burke Agreement or the sale of his Pewuakee, WI residence and (d) a make-whole payment on the sale of his primary residence in Pewuakee, WI.
Mr. Burke is also entitled to a seat on the Board of Directors of the Issuer. We retain the right to remove Mr. Burke from the board in connection with any restructuring of the board in connection with a public offering. In such an event, no payments would be due to Mr. Burke.
Severance benefits are payable in connection with a termination of employment for any reason other than cause or “good reason” are provided in an amount equal to two times his base salary and bonus received during the preceding fiscal year, paid out in 24 equal monthly installments.
Employment Agreement of Steven R. Carn
On November 20, 2012, we entered into an employment agreement with Mr. Carn (the “Carn Agreement”), effective as of November 20, 2012 for a three year initial term which will be automatically extended for successive one-year periods thereafter unless one of parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.

The financial terms of the Carn Agreement include: (1) an annual base salary of $375,000, subject to increases not less than 100% of the CPI; and (2) continued participation in our MIP, with an annual target annual cash bonus amount up to 100% of his salary. In addition, Mr. Carn is entitled to: (1) vacation of up to six weeks, (2) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (3) short-term disability benefits, (4) a long term disability plan which provides benefits in a mount at least equal to 66 2/3% of base salary in effect up to a maximum of $9,000 per month, (5) payment by the company of premiums on a life insurance policy in an amount equal to the base salary plus 100% of annual bonus opportunity, (6) a company vehicle or an allowance for an automobile, and (7) a seat on the board of directors of the Issuer. We retain the right to remove Mr. Carn from the board in connection with any restructuring of the board in connection with a public offering. In such an event, no payments would be due to Mr. Carn.
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

Severance benefits are payable in connection with a termination of employment for any reason other than cause or “good reason” are provided on the same terms as provided for in the Burke Agreement.
Employment Agreement of John Spegal
On May 1, 2014, we entered into a new employment agreement with Mr. Spegal (the “Spegal Agreement”), effective as of May 1, 2014 for a three year initial term which will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.
The financial terms of the Spegal Agreement include: (1) an annual base salary of $360,000, subject to annual increases not less than 100% of the CPI; and (2) continued participation in our MIP, with an increased target annual cash bonus amount up to 100% of his salary. In addition, Mr. Spegal is entitled to: (1) vacation of up to six weeks, (2) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (3) short-term disability benefits, (4) a long term disability plan which provides benefits in a mount at least equal to 40% of the base salary then in effect up to a maximum of $11,000 per month, (5) participation in the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan, as amended from time to time, at two times Level 1 of the Stock Incentive Plan, (6) payment by the company of premiums on a life insurance policy in an amount equal to two times the executive's base salary, (7) reimbursement of his relocation expenses in an amount equal to $175,000, and (8) a company automobile and cell phone allowance.
Severance benefits are provided under the employment agreement if Mr. Spegal's employment terminates without "cause" or "good reason", including termination in connection with a change in control, subject to the execution and non-revocation of a general release. Upon such termination, Mr. Spegal is entitled to (i) an amount equal to two times his base salary then in effect, payable in 24 equal monthly installments; (ii) a pro-rata portion of his bonus as earned through the termination date; (iii) an amount equal to two times his bonus received during the fiscal year immediately preceding termination payable in 24 equal monthly installments and (iv) $50,000 net of taxes, for relocation services. Mr. Spegal is subject to non-competition, non-solicitation and non-interference with employees for two years following termination of employment for any reason and indefinite confidentiality provisions.
David Lavender and Charles Gray
Messrs. Lavender and Gray are not parties to an employment agreement with the Company.
Employment and Related Agreements of Charles C. Appleby
On November 20, 2012, we entered into an employment agreement with Mr. Appleby (the “Appleby Agreement”), effective as of November 20, 2012 (the “Effective Date”) for a three year initial term, which will be automatically extended for successive one-year periods thereafter unless of either of the parties provide the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.
The financial terms of the Appleby Agreement include: (1) an annual base salary of $525,000, subject to increases not less than 100% of the CPI; and (2) continued participation in our MIP, with an increased target annual cash bonus amount up to 100% of his salary.
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
Mr. Appleby retired effective July 1, 2014. Mr. Appleby continues to serve on our Board of Directors. In connection with his retirement, we entered into a letter agreement providing for payment of (i) a pro-rated portion of his base salary for 2014, (ii) a bonus payment for his service as CEO until June 30, 2014, (iii) title to his car, (iv) retirement compensation pursuant to the Appleby Agreement, as defined above, and (v) an annual fee of $125,000 in considerations for his advisory services he provides as an independent contractor for a term of one year commencing July 1, 2014, which initial term will be automatically extended unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. Mr. Appleby remains bound by the non-competition and confidentiality covenants provided under the Appleby Agreement for two and half year period following June 30, 2014 or six months following the termination of the letter agreement for any reason, whichever is later.
In addition, the letter agreement amended the payment schedule under a stock redemption program with the Parent. Pursuant to the stock redemption program, as amended by the letter agreement on January 15, 2015, the Parent will repurchase all of the then original outstanding stock owned as of November 20, 2012 payable commencing January 15, 2015 and for two successive annual periods thereafter in an amount equal to 33 1/3% of the number of original shares outstanding times the redemption price on the specified date. Stock acquired subsequent to November 20, 2012 will be purchased on the final installment payment date of the original share sale date or January 15, 2017. Shares are redeemable at a price equal to greater of the public company value per share or EBITDA value per share at a floor price of $884.62 per share, with the floor price only applicable to the shares held prior to November 20, 2012. Any difference between fair market value and the floor price is payable on January 15, 2017. Contemporaneous with the payment dates, Mr. Appleby will repay in ratable amounts 33 1/3% of his outstanding shareholder loan with Advanced Disposal Waste Holdings Corp., our parent company.
Employment Agreement of Walter J. Hall
We entered into an employment agreement with Mr. Hall (the “Hall Agreement”) on November 20, 2012. The terms of the Hall Agreement are identical to the Carn Agreement, except that Mr. Hall’s initial annual base salary is $465,000, he is entitled to usage of the plane, his stock redemption is under different circumstances, as more fully described below and he is entitled to termination payments should he not be selected CEO following Mr. Appleby in an amount equal to two times his base salary and bonus in effect for the previous year plus a pro-rata portion of his earned bonus.
Mr. Hall was not selected as CEO in 2014 and voluntarily resigned. Mr. Hall is entitled to separation payments and benefits provided under the Hall Agreement described above. In addition, Mr. Hall receives the following: (i) a lump sum payment equal to 90 days of his salary, (ii) a pro-rated bonus for the period February 1, 2014 through April 30, 2014, in an amount equal to one-quarter of his 2013 bonus, and (iii) title to his car.
Mr. Hall is party to a stock redemption program, which stipulates in the event he terminates his employment as a result of not being named CEO upon the retirement of Mr. Appleby, Advanced Disposal Waste Holdings Corp. will purchase all of his shares owned as of November 20, 2012 in three ratable tranches commencing on the date of such announcement and for two successive annual installments thereafter on the anniversary date of such announcement. On the final installment payment for the shares owned prior to November 20, 2012, all shares acquired after November 20, 2012 will also be purchased. Shares are redeemable at a price equal to greater of the public company value per share or EBITDA value per share with a floor price staggered based upon time for the original shares owned prior November 20, 2012. The floor price timing commences on November 19, 2012 through December 31, 2013 at $610.96 per share, from January 1, 2014 through December 31, 2014 at $843.13 per share, from January 1, 2015 through December 31, 2015 at $878.47 per share and from January 1, 2016 and thereafter at $932.25 per share, with the floor price only applicable to the shares held prior to November 20, 2012. Any difference between fair market value and the floor price is payable on January 15, 2017. Contemporaneous with the payment dates, Mr. Hall will repay in ratable amounts 33 1/3% of his outstanding shareholder loan with Advanced Disposal Waste Holdings Corp.

Outstanding Equity Awards at December 31, 2014
The following table sets forth information concerning outstanding stock options held by each of our NEOs as of December 31, 2014.

Name	Grant Date	Exercisable	Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard Burke	4/25/2013	8	13	(1)	$844.10	4/25/2023
	11/20/2012	9,364	—	(2)	$844.10	11/20/2022
Steven Carn	4/25/2013	14	20	(1)	$844.10	4/25/2023
	4/26/2012	769	512	(1)	$619.64	4/26/2022
John Spegal	5/14/2014	13	51	(1)	$910.78	5/14/2024
	5/14/2014	—	517	(3)	$910.78	4/26/2022
	4/25/2013	—	259	(3)	$844.10	4/25/2023
David Lavender	5/14/2014	18	73	(2)	$910.78	5/14/2024
	4/25/2013	36	55	(1)	$844.10	4/25/2023
	4/26/2012	117	79	(1)	$619.64	4/26/2022
	5/4/2011	162	41	(1)	$557.68	5/4/2021
	7/27/2010	196	—	(1)	$491.73	7/27/2020
	4/23/2009	245	—	(1)	$471.24	4/23/2019
	4/24/2008	275	—	(1)	$408.89	4/24/2018
	2/12/2007	248	—	(1)	$377.36	2/12/2017
	2/12/2007	1,344	—	(3)	$377.36	2/12/2017
Charles Gray	5/14/2014	19	78	(1)	$910.78	5/14/2024
	4/25/2013	34	50	(1)	$844.10	4/25/2023
	4/26/2012	70	47	(1)	$619.64	4/26/2022
	5/4/2011	163	41	(1)	$557.68	5/4/2021
	7/27/2010	196	—	(1)	$491.73	7/27/2020
	4/23/2009	318	—	(1)	$471.24	4/23/2019
	4/24/2008	367	—	(1)	$408.89	4/24/2018
	2/12/2007	290	—	(1)	$377.36	2/12/2017
	2/12/2007	1,860	—	(3)	$377.36	2/12/2017
Charles Appleby	4/25/2013	587	—	(1)	$844.10	4/25/2023
	4/26/2012	2,562	—	(1)	$619.64	4/26/2022
Walter Hall	4/25/2013	N/A	N/A	(1)	$844.10	4/25/2023
	4/26/2012	N/A	N/A	(1)	$619.64	4/26/2022

(1)	Time-vested options vest 20% ratably on date of grant and 20% thereafter on each anniversary date of grant annually thereafter.

(2)	Options vested 100% with Mr. Burke's selection as CEO.

(3)	Represents stock options granted that vest 100% after five years from the date of grant.
Option Exercises and Stock Vested in 2014
No options were exercised in 2014 and no stock was vested in 2014.
Post-Retirement Welfare Benefits
The following table sets forth information with respect to each plan that provides for payments or other benefits to our NEOs following their retirement for the year ended December 31, 2014.

Name	Year	Plan Name	Number of Years of Credited Service(1)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Charles Appleby	2014	Executive Retiree Health	2	214,772	9,723

(1)
The plan was instituted in 2012 as part of Mr. Appleby’s new employment agreement and thus for plan purposes there is one year of credited service. Mr. Appleby retired as CEO June 30, 2014 and therefore years of credited services ceased.

The Executive Retiree Health plan described in the table above provides post-retirement medical benefits to Mr. Appleby and his spouse through December 31 of the year in which Mr. Appleby turns 75 (or, if Mr. Appleby dies prior to reaching age 75, then for his spouse through the end of the calendar year in which Mr. Appleby would have turned 75). This plan will provide health insurance coverage and benefits similar to the health insurance provided by us to other of our executive employees at the time of Mr. Appleby’s retirement or termination. The plan provides for healthcare retirement benefits for Mr. Appleby and his wife and was valued utilizing the projected unit credit method with the following assumptions: (1) assumed discount rate of 3.80% based upon the Citigroup Pension Discount Curve, (2) no enrollment in Medicare, (3) benefits are non-contributory by the employee up to $50,000, (4) retiree and his spouse receive coverage until retiree reaches the age of 75, (4) impact of the Patient Protection and Affordable Care Act enacted in March 2010, in particular the provision for an excise tax, (5) mortality rates from the RP 2000 Healthy Male and Female tables and (6) health care cost trend assumptions of 9.0% initially followed with an ultimate trend of 5.0%.
Potential Payments Upon Termination or Change in Control
The following table quantifies the potential contractual and/or plan termination and change-in-control payment amounts assuming hypothetical triggering events had occurred as of December 31, 2014. The price per share of our stock as of the fiscal year-end used in calculating the value of outstanding stock was $896. See "Summary of NEO Employment Agreements" above.

Name	Item of Compensation	Termination Upon Death/Disability	Termination Upon Retirement	Involuntary Termination Not for Cause or Reason	Termination for Cause	Voluntary Resignation(1)	Termination Upon Change in Control
Richard Burke	Bonus	$530,880	$530,880	$530,880	$—	$530,880	$530,880
	Unvested Stock Options	$675	$—	$—	$—	$—	$675
	Multiple of Salary and Bonus	$2,111,760	$2,111,760	$2,111,760	$—	$2,111,760	$2,111,760
	Total Payments	$2,643,315	$2,642,640	$2,642,640	$—	$2,642,640	$2,643,315
Steven Carn	Bonus	$370,756	$370,756	$370,756	$—	$370,756	$361,726
	Unvested Stock Options	$142,534	$—	$—	$—	$—	$142,534
	Multiple of Salary and Bonus	$1,505,012	$1,505,012	$1,505,012	$—	$1,505,012	$1,505,012
	Total Payments	$2,018,302	$1,875,768	$1,875,768	$—	$1,875,768	$2,009,272
John Spegal	Bonus	$349,632	$349,632	$349,632	$—	$349,632	$450,540
	Unvested Stock Options	$—	$—	$—	$—	$—	$5,377
	Multiple of Salary and Bonus	$709,632	$1,419,264	$1,419,264	$—	$1,419,264	$1,419,264
	Payments for Relocation Expenses	$—	$50,000	$50,000	$—	$50,000	$50,000
	Total Payments	$1,059,264	$1,818,896	$1,818,896	$—	$1,818,896	$1,875,181
David Lavender(2)	Unvested Stock Options	$—	$—	$—	$—	$—	$38,558
	Total Payments	$—	$—	$—	$—	$—	$38,558
Charles Gray(2)	Unvested Stock Options	$—	$—	$—	$—	$—	$29,455
	Total Payments	$—	$—	$—	$—	$—	$29,455
Charles Appleby(3)	Bonus	$—	$257,765	$—	$—	$—	$—
	Value of Benefits	$—	$341,459	$—	$—	$—	$—
	Multiple of Salary and Bonus	$—	$2,099,952	$—	$—	$—	$—
	Total Payments	$—	$2,699,176	$—	$—	$—	$—
Walter Hall(3)	Bonus	$—	$—	$—	$—	$39,448	$—
	Unvested Stock Options	$—	$—	$—	$—	$—	$—
	Multiple of Salary and Bonus	$—	$—	$—	$—	$2,598,885	$—
	Total Payments	$—	$—	$—	$—	$2,691,216	$—

(1)
For all NEO’s except Messrs. Lavender and Gray, voluntary resignation payments are based upon resignation for good cause, which is defined in the agreements as a breach of the agreement by the Company or a relocation of principal place of business to a location that represents a material change (50 miles from principal place of business) in geographic location or a material diminution in authority, duties, responsibilities, reporting position or compensation.

(2)
Messrs. Lavender and Gray are not subject to a compensation agreement and therefore has no stipulated benefits, except those related to unvested stock options in the event of termination in the event of death or disability or upon change of control.

(3)	Messrs. Appleby and Hall retired or resigned in 2014 and thus the payment represent actual amounts to be paid in in connection with the applicable termination event.
All NEO’s, other than Messrs. Lavender and Gray are subject to non-competition, non-solicitation and non-interference with employees for two years following termination of employment for any reason and indefinite confidentiality provision.
Change-in-Control Payments
Each NEO except Messrs. Lavender and Gray is a party to a change-in-control agreement with the company under which, in certain circumstances, payments, including perquisites and health and welfare benefits, would be paid by us in the event of a termination of the NEO’s employment within a period after the change-in-control. A termination would only trigger payments if made by us for a reason other than for “cause” or a failure of a successor company to assume the agreement or a breach of the agreement by us or a successor company.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company did not have a formal approval policy for related party transactions during fiscal 2014.

Promissory Notes Relating to Exercise of Advanced Disposal Stock Options
On December 31, 2008, Advanced Disposal issued to Charles Appleby, Walter Hall, Steven Carn, Mary O’Brien, Steven Del Corso and Christian Mills, executive officers of Advanced Disposal, promissory notes in an aggregate principal amount of $28.0 in connection with the exercise of stock options by such officers. Each of the borrowers pledged the shares purchased with the proceeds of the full recourse notes as collateral for the notes. The promissory notes accrued interest semi-annually at a rate of 2.83% through November 19, 2012 and .89% from November 20, 2012 and thereafter, which is payable on the due date of the notes.
Refer to the employment agreements listed on p. 97 and 99 of Mr. Appleby, Mr. Hall and Mr. Burke for repayment provisions. All other loans mature at the earlier of six years from the date of re-issuance on November 20, 2012, upon termination of employment or upon sale of stock.
The loan amounts consisting of unpaid principal and interest as of December 31, 2014 are as follows: Mr. Appleby for $10.7; Mr. Hall for $5.7; Mr. Carn for $5.4, Mr. DelCorso for $2.1, Ms. Mills for $0.7 and Ms. O’Brien for $4.3 . The loans were distributed by Advanced Disposal Services, Inc. to Advanced Disposal Waste Holdings Corp., the parent company of the Issuer, in November 2012. The loans are not obligations of the Company or any of its subsidiaries. Mr. Burke’s loan was issued in 2012 in connection with his purchase of stock of Advanced Disposal Waste Holdings Corp. in the amount of $0.3 and forgiven in fiscal 2014 in connection with his appointment as CEO.
Employment Relationships
Certain related party employment relationships exist within the Company. Two of Mr. Appleby’s immediate family members are employed by the Company and total compensation, excluding stock options granted for fiscal 2014 $124,505 and $117,698, respectively. They were awarded options during 2014 with a fair market value of $6,682 and $6,961. One of Mr. Hall’s immediate family members is employed by the Company as a district operating officer and total compensation, excluding stock options granted for fiscal 2014 was $261,474 respectively. He was awarded options during 2014 with a fair market value of $17,439. Refer to CD&A above for a description of stock repurchase plans with certain named NEO’s.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees

Fees for audit services totaled approximately $1.0 and $1.2 for the fiscal years ended December 31, 2014 and 2013, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q and assistance with the review of documents filed with the SEC.
Audit-Related Fees
None.
Tax Fees
Fees for tax services totaled approximately $0.5 and $0.0 for the fiscal years ended December 31, 2014 and 2013, respectively, for tax planning advice primarily related to legal entity restructuring.
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
Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page 46 of this report.

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

ADS WASTE HOLDINGS, INC.

By:	/s/ Richard Burke
Richard Burke
Chief Executive Officer and Director
Date: March 10, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Each person signing below also hereby appoints Steven R. Carn, Matthew Gunnelson, Jennifer Lada, Michael Slattery, and Richard Burke, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable ADS Waste Holdings, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Richard Burke	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2015
Richard Burke

/s/ Steven R. Carn	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 10, 2015
Steven R. Carn

/s/ Matthew Gunnelson	Chief Accounting Officer, Assistant Treasurer (Principal Accounting Officer)	March 10, 2015
Matthew Gunnelson

/s/ Christopher Beall	Director	March 10, 2015
Christopher Beall

/s/ John Miller	Director	March 10, 2015
John Miller

/s/ Bret Budenbender	Director	March 10, 2015
Bret Budenbender

/s/ Jared Parker	Director	March 10, 2015
Jared Parker

Signature	Title	Date

/s/ Wilson Quintella Filho	Director	March 10, 2015
Wilson Quintella Filho

/s/ Matthew Rinklin	Director	March 10, 2015
Matthew Rinklin

Exhibit Number	Description of Exhibits

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

10.7a	Letter Agreement with Charles Appleby, dated June 20, 2014 (incorporated by reference to Exhibit 10.1 of the company's Form 8-K filed with the Securities and Exchange Commission on June 26, 2014)

10.8
Executive Employment Agreement for Richard Burke, dated November 20, 2012

(Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.8a
Amendment No. 1 to Executive Employment Agreement with Richard burke, dated July 18, 2014 (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on July 24, 2014)

10.9
Executive Employment Agreement for Walter Hall Jr., dated November 20, 2012

(Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.10	Separation and Release Agreement for Walter Hall Jr., dated January 17, 2014 (Incorporated from Exhibit 10.10 of the 2013 10-K filed March 21, 2014)

Exhibit Number	Description of Exhibits

10.11
Executive Employment Agreement for Steven Carn, dated November 20, 2012

(Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.12
Executive Employment Agreement for John Spegal, dated May 1, 2014 * filed herewith

(Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.13	Reserved

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