Form 10-Q
period 2015-03-31
ADS Waste Holdings, Inc.
filed 2015-05-07
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒
Note: While the Registrant is a voluntary filer not subject to the following requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has filed all required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 6, 2015 was 1,000 shares.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission. Examples of these risks, uncertainties and other factors include, but are not limited to: risks relating to our ability to compete; risks relate to our history of losses; risks relating to operating in a highly competitive industry and may not be able to compete effectively with larger and better capitalized companies and governmental service providers; risks relating to results being vulnerable to economic conditions; risks that may lose contracts through competitive bidding, early termination or governmental action; risks that some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results; risks that our financial and operating performance may be affected by the inability in some instances to renew landfill operating permits, obtain new landfills or expand existing ones; risks that the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations; risks that we could be precluded from entering into or maintaining permits or certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage; risks that our accruals for our landfill site closure and post-closure costs may be inadequate; risks that our business requires a high level of capital expenditures; risks that we may engage in strategic acquisitions in the future, which may pose significant risks and could have an adverse effect on our operations; risks the seasonal nature of our business and "event-driven" waste projects cause our results to fluctuate; risks that we may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, result in adverse judgments, settlements or fines and create negative publicity; risks relating fuel supply and prices may fluctuate significantly and we may not be able to pass on cost increases to our customers; risks relating to expanding our CNG truck fleet, which makes us increasingly dependent on the availability of CNG and CNG fueling infrastructure and vulnerable to CNG prices; risks related to fluctuations in the prices of commodities may adversely affect our financial condition, results of operations and cash flows; risks related to increases in labor and disposal and related transportation costs could impact our financial results; risks from efforts by labor unions could divert management attention and adversely affect operating results; risks from facing significant withdrawal liability if we withdraw either individually or as part of a mass withdrawal from participation in any underfunded multiemployer pension plans in which we participate; risks that our indebtedness could adversely affect our financial condition and limit our financial flexibility; risks that increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings; risks from potentially recording material charges against our earnings due to any number of events that could cause impairments to our assets; risks that we depend significantly on the services of the members of our senior, regional and local management teams, and the departure of any of those persons could cause our operating results to suffer; risks that we are not able to develop new service offerings and protect intellectual property or, if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer; risks that we are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected; risks our business is subject to operational and safety risks, including the risk of personal injury to employees and others; risks that the adoption of new accounting standards or interpretations could adversely affect our financial results; risks we are subject to substantial governmental regulation and failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties and judgments, and impose limits on our ability to operate and expand; risks that changes in regulations applicable to oil and gas drilling and production could adversely affect our Energy Services business; risks from our operations being subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities; risks the adoption of climate change legislation or regulations restricting emissions of "greenhouse gases" could increase our costs to operate; risks from future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results; and risks relating to the waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources and changes in laws and environmental policies may limit the items that enter the waste stream, any of which may adversely impact volumes and tipping fees at our landfills. Alternatives to landfill disposal may cause our revenues and operating results to decline.
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

ADS Waste Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$1.6	$1.0
Accounts receivable, net of allowance for doubtful accounts of $5.7 and $5.0, respectively	167.0	188.0
Prepaid expenses and other current assets	30.5	34.2
Deferred income taxes	31.8	14.6
Total current assets	230.9	237.8
Restricted cash	—	0.2
Other assets, net	109.8	101.3
Property and equipment, net	1,669.1	1,663.9
Goodwill	1,166.9	1,166.9
Other intangible assets, net	371.8	379.9
Total assets	$3,548.5	$3,550.0
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$67.9	$94.7
Accrued expenses	143.2	130.7
Deferred revenue	58.3	60.0
Current maturities of landfill retirement obligations	31.1	29.2
Current maturities of long-term debt	37.4	25.3
Total current liabilities	337.9	339.9
Other long-term liabilities, less current maturities	58.4	61.2
Long-term debt, less current maturities	2,284.0	2,278.2
Accrued landfill retirement obligations, less current maturities	175.3	171.9
Deferred income taxes	182.1	169.9
Total liabilities	3,037.7	3,021.1
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,098.3	1,105.0
Accumulated other comprehensive income	0.9	1.5
Accumulated deficit	(588.4)	(577.6)
Total stockholders’ equity	510.8	528.9
Total liabilities and stockholders’ equity	$3,548.5	$3,550.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions)	Three Months Ended March 31,
	2015	2014

Service revenues	$330.4	$321.2
Operating costs and expenses
Operating	207.9	210.5
Selling, general and administrative	37.5	38.6
Depreciation and amortization	60.9	62.2
Loss on disposal of assets	0.1	0.3
Restructuring charges	—	1.5
Total operating costs and expenses	306.4	313.1
Operating income	24.0	8.1
Other income (expense)
Interest expense	(34.2)	(35.3)
Other, net	(4.3)	0.7
Total other expense	(38.5)	(34.6)
Loss from continuing operations before income taxes	(14.5)	(26.5)
Income tax benefit	(3.7)	(7.5)
Loss from continuing operations	(10.8)	(19.0)
Discontinued operations
Loss from discontinued operations	—	(0.5)
Income tax benefit	—	(0.2)
Discontinued operations, net	—	(0.3)
Net loss	$(10.8)	$(19.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended March 31,
	2015	2014

Net loss	$(10.8)	$(19.3)
Other comprehensive loss, net of tax	(0.6)	(0.1)
Comprehensive loss	$(11.4)	$(19.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2014	1,000	$—	$1,105.0	$1.5	$(577.6)	$528.9
Net loss	—	—	—	—	(10.8)	(10.8)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	0.7	—	—	0.7
Capital contribution	—	—	0.1	—	—	0.1
Return of capital to parent company	—	—	(7.5)	—	—	(7.5)
Balance at March 31, 2015	1,000	$—	$1,098.3	$0.9	$(588.4)	$510.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(10.8)	$(19.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	60.9	62.5
Change in fair value of derivative instruments	(0.9)	—
Amortization of interest rate cap premium	0.6	0.9
Amortization of debt issuance costs and original issue discount	4.8	3.9
Accretion on landfill retirement obligations	3.4	3.1
Accretion on capital leases, long-term debt, loss contracts and other long-term liabilities	0.4	0.5
Provision for doubtful accounts	1.4	1.5
Loss on disposition of assets	0.1	0.3
Stock option vesting	0.7	0.3
Deferred tax provision	(5.1)	(8.3)
Earnings in equity investee	(0.2)	0.1
Changes in operating assets and liabilities, net of businesses acquired
Decrease in accounts receivable	19.8	12.6
Decrease in prepaid expenses and other current assets	4.0	3.7
(Increase) decrease in other assets	(0.4)	1.0
Decrease in accounts payable	(6.7)	(8.8)
Increase in accrued expenses	11.0	3.9
Decrease in unearned revenue	(2.5)	(2.1)
(Decrease) increase in other long-term liabilities	(1.9)	3.7
Capping, closure and post-closure expenditures	(0.1)	(2.6)
Net cash provided by operating activities	78.5	56.9
Cash flows from investing activities
Purchases of property and equipment and construction and development	(55.5)	(50.8)
Proceeds from sale of property and equipment	0.3	0.2
Acquisition of businesses, net of cash acquired	(18.6)	(1.9)
Proceeds from sale of businesses	—	2.2
Net cash used in investing activities	(73.8)	(50.3)
Cash flows from financing activities
Proceeds from borrowings on long-term debt	35.0	35.0
Repayment on long-term debt	(30.6)	(23.4)
Deferred financing charges	—	(1.3)
Bank overdraft	(1.3)	—
Other financing activities	0.2	—
Capital contribution from parent	0.1	—
Return of capital to parent	(7.5)	(1.9)
Net cash (used in) provided by financing activities	(4.1)	8.4
Net increase in cash and cash equivalents	0.6	15.0
Cash and cash equivalents, beginning of period	1.0	12.0
Cash and cash equivalents, end of period	$1.6	$27.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
ADS Waste Holdings, Inc. (the “Company,” “ADS Waste” or “ADS”) together with its consolidated subsidiaries is a regional environmental services company providing nonhazardous solid waste collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).
The Company currently manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal (in both solid waste and non-hazardous waste landfills), recycling services and billing services. Additional information related to segments can be found in Note 8.
Three acquisitions were completed during the three months ended March 31, 2015 for a cash purchase price of $18.6 and notes payable of $3.3. The Company is in the process of finalizing the allocation of the purchase price and preliminarily has allocated $7.8 to property and equipment, $2.6 to intangible assets, $(1.4) to working capital and $13.1 to other assets. The final purchase price allocation will be completed upon receipt of the final valuation.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc., Advanced Disposal Services East, Inc. and their respective subsidiaries.
All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual report on Form 10-K for the year ended December 31, 2014.
In preparing our financial statements that conform with accounting principles generally accepted in the United States of America, management uses estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to our accounting for our long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs, our valuation allowances for accounts receivable and deferred tax assets, our liabilities for potential litigation, claims and assessments, our liabilities for environmental remediation, stock compensation, accounting for goodwill and intangible asset impairments, deferred taxes, uncertain tax positions, self-insurance reserves, and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Actual results could differ materially from the estimates and assumptions that the Company uses in preparation of its financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding revenue recognition from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and related disclosure.
Furthermore, the FASB issued guidance governing classification of discontinued operations. The Company adopted the guidance without material impact; however, certain future business dispositions may no longer meet the criteria for classification as discontinued operations.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2014 and for the three months ended March 31, 2015 are shown in the table below:

Balance at December 31, 2013	$184.3
Increase in retirement obligation	11.5
Accretion of closure and post-closure costs	13.5
Change in estimate	5.6
Costs incurred	(13.8)
Balance at December 31, 2014	201.1
Increase in retirement obligation	2.0
Accretion of closure and post-closure costs	3.4
Costs incurred	(0.1)
Balance at March 31, 2015	206.4
Less: Current portion	(31.1)
$175.3

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

4.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	March 31, 2015	December 31, 2014

Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.18% and 4.16% at March 31, 2015 and December 31, 2014, respectively) due quarterly; balance due at maturity in October 2017	$10.0	$—
Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.9	3.8
Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	—	0.6
Term loans; quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin of 300 basis points at March 31, 2015 and December 31, 2014, respectively	1,744.5	1,749.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	23.4	23.3
Other debt	12.1	0.5
	2,343.9	2,327.2
Less: Original issue discount	(22.5)	(23.7)
Less: Current portion	(37.4)	(25.3)
	$2,284.0	$2,278.2
All borrowings under the Term B loan and the Revolver are guaranteed by each of the Company’s current and future U.S. subsidiaries (which also guarantee the 8.25% senior notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary that is minor, as its assets, revenue, income from continuing operations and cash flows from operating activities are less than 3% of the Company’s consolidated amounts. All guarantors are jointly and severally and fully and unconditionally liable. The Parent company has no independent assets or operations and each subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolving Credit and Letter of Credit Facilities
As of March 31, 2015, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s revolving credit facility is its primary source of letter of credit capacity and expires in October, 2017. As of March 31, 2015, the Company had an aggregate of approximately $62.4 of letters of credit outstanding under its credit facilities.
Debt Borrowings and Repayments
The Company repaid $25.0 under its revolving credit facilities, $4.5 on its Term B loan and $1.1 on various other obligations in cash during the three months ended March 31, 2015. The Company had $35.0 of borrowings in cash during the three months ended March 31, 2015 and issued notes payable of $12.4 in connection with the purchase of land and an acquisition of a business.
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

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

5.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate caps	Other assets	$1.1	$2.7
Derivatives Not Designated as Hedging Instruments
Fuel commodity derivatives	Other current liabilities	20.8	20.6
Fuel commodity derivatives	Other long term liabilities	5.6	6.7
Total derivatives		$25.3	$24.6

We have not offset fair value of assets and liabilities recognized for our derivative instruments.
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The Company recorded the premium of $5.0 in other assets in the condensed consolidated balance sheets and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.6 and $0.9 for the three month period ending March 31, 2015 and 2014, respectively. The original 2012 notional amounts of the contracts aggregated were approximately $1,102.9 as of March 31, 2015 and expire in tranches through 2016.
Commodity Futures Contracts
The Company utilizes fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices will fluctuate. The company has used financial derivative instruments for both short-term and long-term time frames and utilizes fixed price swap price agreements to manage the identified risk. We do not enter into derivative financial instruments for trading or speculative purposes.
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to $5.0 and $0 for the three months ended March 31, 2015 and 2014, respectively. The market prices of diesel fuel is unpredictable and can fluctuate significantly. Significant volatility in the price of fuel could adversely affect the business and reduce the Company's operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements amounting to approximately 31.2 gallons of fuel with strike prices ranging from $2.20 to $2.84 per gallon which expire in various periods through December 31, 2016. If the mean price of the high and the low exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

6.	Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended March 31, 2015 and 2014 was 25.5% and 28.3%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the three months ended March 31, 2015 and 2014 was primarily due to recording additional valuation allowance against certain deferred tax assets.

The Company’s income tax benefit from discontinued operations for the three months ended March 31, 2014 was the result of unanticipated tax benefits associated with prior divestitures that were realized upon the filing of the Company's tax return.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

7.	Commitments and Contingencies
Financial Instruments—The Company has obtained letters of credit, performance bonds and insurance policies for performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit are supported by the Company’s revolving credit facility.
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

Litigation and Other Matters—In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in Chester County, Pennsylvania in 2014. The Georgia complaint was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiffs' service agreements with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.

The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings or regulatory investigations will have a material adverse effect on our financial condition, results of operations or cash flows.

The Company continually evaluates the performance of its businesses and will consider strategic alternatives for assets that do not generate a sufficient return on investment. This process may lead to the disposal or abandonment of certain assets which could result in an impairment that could be material to a quarterly or annual accounting period. The Company is currently evaluating alternatives for a group of assets. While these assets generate sufficient cash flow to recover their carrying value if they continue to be held and used, if such assets are divested the Company believes it could incur a noncash loss on disposal of up to $13.0.

The Company is subject to various other proceedings, lawsuits, disputes and claims arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. The Company currently does not believe that the eventual outcome of any such actions could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
Multiemployer Defined Benefit Pension Plans—Approximately 13.4% of the Company’s workforce is covered by collective bargaining agreements with various union locals across our operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which we contribute could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

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

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

8.	Segment and Related Information
The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial, industrial, and municipal customers throughout our operating regions. Summarized financial information concerning its reportable segments for the three months ended March 31, 2015 and 2014 are shown in the table below:

	Service Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2015
South	$124.5	$22.8	$18.0
East	84.3	3.5	17.5
Midwest	121.6	11.0	23.3
Corporate	—	(13.3)	2.1
	$330.4	$24.0	$60.9

Three Months Ended March 31, 2014
South	$121.4	$17.6	$18.7
East	78.4	(1.0)	17.2
Midwest	121.4	7.3	24.4
Corporate	—	(15.8)	1.9
	$321.2	$8.1	$62.2

Fluctuations in the Company's operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, its revenues and income from operations typically reflect seasonal patterns. The Company’s operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. Historically, the volumes of industrial and residential waste in certain regions in which it operates have tended to increase during the summer months. The Company’s second and third quarter revenues and results of operations typically reflect these seasonal trends.
Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes that most often impact the South region, can increase the Company’s revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of the Company’s operations, which can significantly affect the operating results of the affected regions.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

9.	Fair Value Measurements
Assets and Liabilities Accounted for at Fair Value
In measuring fair values of assets and liabilities, we use valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). We also use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The carrying value for certain of our financial instruments, including cash approximate fair value because of their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurement at March 31, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.6	$1.6	$—	$—	$—	$1.6
Derivative instruments - Asset position	1.1	—	1.1	—	—	1.1
Derivative instruments - Liability position	(26.4)	$—	(26.4)	$—	$—	$(26.4)
Total recurring fair value measurements	$(23.7)	$1.6	$(25.3)	$—	$—	$(23.7)

		Fair Value Measurement at December 31, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.0	$1.0	$—	$—	$—	$1.0
Restricted cash	0.2	0.2	—	—	—	0.2
Derivative instruments - Asset position	2.7	—	2.7	—	—	2.7
Derivative instruments - Liability position	(27.3)	$—	(27.3)	$—	$—	$(27.3)
Total recurring fair value measurements	$(23.4)	$1.2	$(24.6)	$—	$—	$(23.4)

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

The fair values of our fuel hedges and interest rate caps are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of March 31, 2015 and December 31, 2014, respectively.

The estimated fair value of the Company’s debt is as follows:

	March 31, 2015	December 31, 2014

Senior notes	$576.1	$550.0
Term loan B	1,727.1	1,692.2
	$2,303.2	$2,242.2
The carrying value of the Company’s debt at March 31, 2015 and December 31, 2014 was approximately $2,294.5 and $2,299.0, respectively.

10.	Stock-Based Compensation
During the three months ended March 31, 2015, there were 4,750 annual and 6,410 strategic grant issuances under the Parent's stock option plan. For the three months ended March 31, 2015, 488 annual and senior management options were forfeited and 781 strategic options were forfeited. As of March 31, 2015 there were 43,190 options outstanding under the annual and senior management plan and 45,357 outstanding under the strategic plan. The weighted average exercise price of annual and strategic stock options were $685 and $614, respectively and the weighted average grant date fair value of annual and strategic stock options were $291 and $331, respectively.
The weighted average remaining contractual term for the outstanding annual and senior management stock option plans was 6.8 years. The weighted average remaining contractual terms for the outstanding strategic option plan was 5.7 years. Total unrecognized compensation expense was approximately $4.5, which will be recognized over the next 2.7 years for annual awards and 3.9 years for strategic grants. For the three months ended March 31, 2015 and 2014, compensation expense was approximately $0.7 and $0.3.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

11.	Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

Three Months Ended March 31, 2015
Gains and Losses on Derivative Instruments (a)

Balance, December 31, 2014	$1.5
Other comprehensive loss before reclassifications, net of tax	—
Amounts reclassified from accumulated other comprehensive income	(0.6)
Net current period other comprehensive loss	(0.6)
Balance, March 31, 2015	$0.9

(a)Amounts in parentheses represent debits to accumulated other comprehensive income.

There were no significant amounts reclassified into accumulated other comprehensive income.
After tax reclassification adjustments were decreases of $0.6 related to the interest rate caps for the three months ending March 31, 2015 and no amounts were reclassified for the three months ending March 31, 2014.
12. Subsequent Events
In April 2015, the Company redeemed an investment and received proceeds $15.0 and recorded a gain of $2.5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We are the largest privately owned non-hazardous solid waste management company in the United States, as measured by revenue and provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the Southeast, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. We service over 2.7 million residential customers, approximately 302,000 commercial and industrial (“C&I”) customers and 732 municipalities. We are vertically integrated with approximately 5,400 employees and we own or operate a network of 93 collection operations, 78 transfer stations, 24 recycling facilities and 42 active landfills with a fleet of approximately 3,100 vehicles.
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as percentage of our revenue).

	Three Months Ended March 31,
	2015		2014

Service revenues	$330.4	100.0%	$321.2	100.0%
Operating costs and expenses
Operating	207.9	62.9%	210.5	65.5%
Selling, general and administrative	37.5	11.3%	38.6	12.0%
Depreciation and amortization	60.9	18.4%	62.2	19.4%
Loss on disposition of assets	0.1	—%	0.3	0.1%
Restructuring	—	—%	1.5	0.5%
Total operating costs and expenses	306.4	92.7%	313.1	97.5%
Operating income	$24.0	7.3%	$8.1	2.5%
Overall, operating income increased $15.9 or 196.3% to $24.0 for the three months ended March 31, 2015 as a result of business growth in residential collection and rolloff collection, new residential municipal contracts, completed acquisitions, lower operating costs as a result of reduced fuel expense and lower selling, general and administrative costs due to cost control actions implemented in the latter half of fiscal 2014, as well as completion of the rebranding and integration efforts associated with the Veolia ES Solid Waste division acquisition.
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
Revenues from our collection operations consist of fees we receive from commercial, industrial, municipal and residential customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities with terms typically of three to five years or longer. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide front load and temporary and permanent roll-off service offerings to our customers. While the majority of our roll-off services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary roll-off customers due to the relatively short-term nature of most construction and demolition (“C&D”) projects.

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
The following table sets forth our consolidated revenues for the periods indicated (in millions).

	Three Months Ended March 31,
	2015		2014

Collection	$234.9	71.1%	$225.3	70.1%
Disposal	104.8	31.7%	100.0	31.1%
Sale of recyclables	5.7	1.7%	8.6	2.7%
Fuel fees and environmental fees	20.0	6.1%	20.9	6.5%
Other revenue	24.2	7.3%	22.7	7.1%
Intercompany eliminations	(59.2)	(17.9)%	(56.3)	(17.5)%
Total service revenues	$330.4	100.0%	$321.2	100.0%
Three months ended March 31, 2015 compared to 2014
Revenue for the 2015 quarter was $330.4, an increase of $9.2, or 2.9%, from revenue of $321.2 in the 2014 quarter. The increase was due to the following:

•
Collection revenue increased by $9.6 or 4.3%, of which $3.4 was from increases in residential waste primarily from new contract wins. Strong rolloff volume and pricing contributed $2.5 and acquisitions contributed $2.8.

•	Disposal revenue increased by $4.8 or 4.8%, which was driven primarily by increases in landfill volumes and pricing for MSW and special waste.

•	Sale of recyclables decreased by $2.9 or 33.7%, primarily resulting from decreases in pricing as a result of overall lower average commodity prices.

•	Fuel fees and environmental fees decreased by $0.9 or 4.3% due to decreases in overall fuel rates.

•	Other revenue increased by $1.5 or 6.6%, mainly due to increases in trucking revenue related to special waste projects and managed landfill revenue.

Operating Expenses

The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended March 31,
	2015		2014

Operating	$204.4	61.9%	$207.2	64.5%
Accretion of landfill retirement obligations and other long-term liabilities	3.5	1.1%	3.3	1.0%
Operating expenses	$207.9	62.9%	$210.5	65.5%

Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•
Transfer and disposal costs include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with markets outside our standard operating areas).

•	Maintenance and repairs expenses include labor, maintenance and repairs to our vehicles, equipment and containers.

•
Fuel costs include the direct cost of fuel used by our vehicles, net of fuel tax credits. We also incur certain indirect fuel costs in our operations that are not taken into account in the analysis below.

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations and other long-term liabilities (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2015		2014

Labor and related benefits	$70.0	21.2%	$67.7	21.1%
Transfer and disposal costs	45.6	13.8%	45.4	14.1%
Maintenance and repairs	28.7	8.7%	26.7	8.3%
Fuel	17.7	5.4%	26.4	8.2%
Franchise fees and taxes	14.1	4.3%	12.7	4.0%
Risk management	6.3	1.9%	7.3	2.3%
Other	22.0	6.7%	21.0	6.5%
Operating expenses, excluding accretion expense	$204.4	61.9%	$207.2	64.5%

The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended March 31, 2015 compared to 2014
Operating expenses decreased by $2.8, or 1.4%, to $204.4 for the 2015 quarter from $207.2 in the 2014 quarter.

•
Labor and related benefits increased by $2.3 or 3.4% to $70.0, of which approximately $2.0 was attributable to merit increases and the remainder was due to new contract activity and acquisition of new businesses.

•
Transfer and disposal costs increased by $0.2 or 0.4% to $45.6, which was primarily attributable to increases in volume from organic growth, acquisition activity, new contract activity, increases in third party disposal and higher costs of transporting waste from the company's transfer stations to landfills, offset by decreased fuel surcharges from vendors.

•
Maintenance and repairs expense increased by $2.0 or 7.5% to $28.7, which was attributable to outsourcing a higher volume of repair work to third parties in certain marketplaces. In addition, as rolloff demand increased, containers were repaired in order to meet the growing demand.

•
Fuel costs decreased $8.7, or 33.0% to $17.7, primarily resulting from decreases in fuel prices per gallon, less severe weather, and converting trucks to compressed natural gas fuel during the respective periods.

•	Franchise fees and taxes increased $1.4 or 11.0% to $14.1 primarily due to changes in the mix of waste in disposal volumes.

•	Risk management expenses decreased $1.0 or 13.7% to $6.3 primarily due to an improvement in the development of existing claims compared to the same period in the prior year.

•	Other operating costs increased $1.0 or 4.8% to $22.0 in 2015 as a result of increases in leachate costs due to wet weather and gas system costs.
Accretion of landfill retirement obligations and other long-term liabilities
Accretion expense was $3.5 and $3.3 for the three months ended March 31, 2015 and 2014, respectively. The increase of $0.2 for the three months ended March 31, 2015 compared to 2014 was primarily attributable to the timing of certain capping obligations and waste relocation.

Selling, General and Administrative
Selling, general and administrative expenses include salaries, legal and professional fees, rebranding and integration costs and other expenses. Salaries expenses include salaries and wages, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Rebranding and integration costs are those costs associated with rebranding all of the acquired and merged businesses’ trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but exclude any such amounts recorded as restructuring charges.

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2015		2014

Salaries	$23.2	7.0%	$23.9	7.4%
Legal and professional	2.5	0.8%	2.4	0.7%
Rebranding and integration costs	—	—%	0.4	0.1%
Other	11.8	3.6%	11.9	3.7%
Total selling, general and administrative expenses	$37.5	11.3%	$38.6	12.0%
Three months ended March 31, 2015 compared to 2014
Our salaries expenses decreased by $0.7 or 2.9% primarily attributable to the reduction in force action that occurred in August 2014, as well as the resignation of an executive in January 2014.
Legal and professional fees increased $0.1 or 4.2% to $2.5 primarily as a result of increased fees related to defense of a legal matter. Refer to Note 7 of the condensed consolidated financial statements.

Rebranding and integration costs are mainly related to the costs associated with the integration program from the acquisition of Veolia ES Solid Waste division and other acquisitions. These costs are mainly comprised of professional fees, including legal, accounting, and rebranding costs. The decrease of $0.4 from the 2014 quarter to the 2015 quarter is a result of completing the overall programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses decreased $0.1 or 0.8% as a result of cost reduction efforts related to travel expenses and tax credits received related to real estate taxes.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended March 31,
	2015		2014

Depreciation, amortization and depletion of property and equipment	$50.3	15.2%	$51.6	16.1%
Amortization of other intangible assets	10.6	3.2%	10.6	3.3%
Depreciation and amortization	$60.9	18.4%	$62.2	19.4%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2015		2014

Depreciation and amortization of property and equipment	$31.6	9.6%	$30.7	9.6%
Landfill depletion and amortization	18.7	5.7%	20.9	6.5%
Depreciation, amortization and depletion of property and equipment	$50.3	15.2%	$51.6	16.1%
Depreciation and amortization of property and equipment increased by $0.9 to $31.6 for the three months ended March 31, 2015, primarily due to acquisitions completed and new contract starts during the prior year. Landfill depletion and amortization decreased $2.2 to $18.7 for the three months ended March 31, 2015, primarily due to an increase in landfill densities, which drove a decrease in the overall landfill depletion rates.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.6 and $10.6 or as a percentage of revenue, 3.2% and 3.3%, for the three months ended March 31, 2015 and 2014, respectively.
Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

Three acquisitions were completed during the three months ended March 31, 2015 for a cash purchase price of $18.6 and notes payable of $3.3. The Company is in the process of finalizing the allocation of the purchase price and preliminarily has allocated $7.8 to property and equipment, $2.6 to intangible assets, $(1.4) to working capital and $13.1 to other assets. The purchase price allocation will be adjusted once the final valuation is completed. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Two acquisitions were completed and holdback amounts of $1.9 were paid during the three months ended March 31, 2014.
Other, net
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to a loss of $5.0 and $0 for the three months ended March 31, 2015 and 2014, respectively. Income from equity investee for the three months ended March 31, 2015 and 2014, respectively was $0.4.

Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions of dollars and as a percentage of our revenue):

	Three Months Ended March 31,
	2015		2014
Interest expense on debt and capital lease obligations	$30.0	9.1%	$31.7	9.9%
Accretion of original issue discounts and loan costs	4.8	1.5%	3.9	1.2%
Less: capitalized interest	(0.6)	(0.2)%	(0.3)	(0.1)%
Total interest expense	$34.2	10.4%	$35.3	11.0%
The decrease in interest expense from the three months ended March 31, 2014 to three months ended March 31, 2015 is principally due to lower interest rates on the current debt as a result of a re-pricing transaction that was effected on the Term B loan in February 2014, which lowered the margin by 50 basis points as well as decreased average debt levels during the applicable period.

Debt Modifications
We modified our Term B loan in February 2014 and incurred approximately $1.3 of costs in connection with the modifications, which were capitalized as debt issuance costs. The modification in February 2014 lowered the interest rate floor by 50 basis points.

Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended March 31, 2015 and 2014 was 25.5% and 28.3%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the three months ended March 31, 2015 and 2014 was primarily due to recording additional valuation allowance against certain deferred tax assets.

The Company’s income tax benefit from discontinued operations for the three months ended March 31, 2014 was the result of unanticipated tax benefits associated with prior divestitures that were realized upon the filing of the Company's tax return.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables (in millions):

	Service Revenue	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2015
South	$124.5	$22.8	$18.0
East	84.3	3.5	17.5
Midwest	121.6	11.0	23.3
Corporate	—	(13.3)	2.1
	$330.4	$24.0	$60.9

Three Months Ended March 31, 2014
South	$121.4	$17.6	$18.7
East	78.4	(1.0)	17.2
Midwest	121.4	7.3	24.4
Corporate	—	(15.8)	1.9
	$321.2	$8.1	$62.2

Comparison of Reportable Segments—Three months ended March 31, 2015 compared to 2014
South Segment
Revenue increased $3.1, or 2.6% for the three month period in 2015 compared to the 2014 period. Collection volume, excluding acquisitions, increased $2.0 resulting from increased residential collection due to the expansion of an existing contract, as well as increases in the commercial and rolloff lines of business. Increases in landfill volume in all lines of business contributed $1.1 and acquisitions contributed $0.6. Lower recycling revenue offset the increases in revenue by $1.1 primarily driven by declines in average commodity pricing.
Operating income from our South Segment increased by $5.2 for the three month period in 2015 compared to the 2014 period. The increase in operating income was driven by increases in revenue discussed above, as well as cost reduction efforts as a result of the reduction in force and lower risk management expenses which contributed approximately $0.7, lower fuel prices and less severe winter weather in the first quarter of 2015 compared to 2014.
East Segment
Revenue increased by $5.9, or 7.5% for the three month period in 2015 compared to the 2014 period. New municipal contracts contributed approximately $3.5, price increases in the collection business contributed $2.2 and increased trucking revenue related to shale volumes contributed $0.4.
Operating income from our East Segment increased by $4.5 for the three month period in 2015 compared to the 2014 period, The increase in operating income was driven by increased revenues, as discussed above, cost reduction efforts as a result of the reduction in force and lower risk management expenses which contributed approximately $0.5, lower fuel prices and less severe winter weather in the first quarter of 2015 compared to 2014.

Midwest Segment
Revenue increased $0.2 or 0.2% for the three month period in 2015 compared to the 2014 period, which was attributable to increased volume in the collection line of business of $1.0, acquisition volume of $0.5 and landfill price increases of $0.5. Lower recycling revenue due to declines in average commodity pricing offset the above amounts by $1.5.
Operating income from our Midwest Segment increased by $3.7 for the three month period in 2015 compared to the 2014 period, which is attributable to decreased fuel expense, less severe winter weather in the first quarter of 2015 compared to 2014 and cost reduction efforts as a result of the reduction in force action.
Corporate Region
Operating loss decreased $2.5 for the three month period in 2015 compared to the 2014 period, primarily as a result of completing the rebranding and integration efforts and restructuring programs and the cost reduction efforts as a result of the reduction in force action.

Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolving Credit Facility (defined below) will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At March 31, 2015, the Company had negative working capital, which was driven by the timing of the seasonality of the business and the annual payments due for landfill taxes in certain states. At December 31, 2014, the Company had negative working capital which was driven by repayments on the revolving line of credit in the fourth quarter of 2014. The Company has more than adequate availability on its revolving line of credit to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances (in millions):

	March 31, 2015	December 31, 2014

Cash and cash equivalents	$1.6	$1.0

Total restricted funds	$—	$0.2

Debt:
Current portion	$37.4	$25.3
Long-term portion	2,284.0	2,278.2
Total debt	$2,321.4	$2,303.5

Cash on hand increased primarily as a result of a decrease in days sales outstanding and increased revenue. Net debt increased primarily due to acquisitions completed during the quarter and financing of property and equipment, offset by payments on the Term Loan B facility.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$78.5	$56.9
Net cash used in investing activities	(73.8)	(50.3)
Net cash used in financing activities	(4.1)	8.4
Cash Flows Provided by Operating Activities
We generated $78.5 of cash flows from operating activities during the three months ended March 31, 2015, compared with $56.9 during the three months ended March 31, 2014. The increase of $21.6 was driven primarily by the following factors:

•	Decrease in the days sales outstanding of accounts receivable.

•	Lower interest payments on debt due to refinancing of the Term Loan B facility and lower outstanding Term Loan B balances.

•	Lower spending on closure and post-closure events.

•	Reduced spending on integration and rebranding activities.
Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities
We used $73.8 of cash in investing activities during the three months ended March 31, 2015, an increase of $23.5 from the three months ended March 31, 2014, which was primarily attributable to three acquisitions completed during the three months ended March 31, 2015 and increased spending on capital expenditures.
We received $2.2 in the three months ended March 31, 2014 from the divestiture of businesses.
Cash Flows Used In Financing Activities
During the three months ended March 31, 2015, net cash used in financing activities was $4.1 compared to net cash provided by of $8.4 during the comparable 2014 period, a decrease of $12.5. The most significant items impacting the change in our financing cash flows for the three months ended March 31, 2015 and 2014 are noted below:

•
Repayments of revolving credit facilities and long-term debt totaled $30.6 during the three months ended March 31, 2015 compared to $23.4 during the three months ended March 31, 2014, an increase of $7.2.

•	We returned capital to our Parent of $7.5 during the three months ended March 31, 2015 compared $1.9 in the comparable period in 2014.
Senior Secured Credit Facilities
In November 2012, the Company entered into (i) a $1,800.0 term loan B facility (the “Term Loan B Facility”) and (ii) a $300.0 revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions in February 2014 and February 2013, that reduced the applicable floor by 50 basis points and the applicable margin by 100 basis points, respectively. The Company paid down $4.5 during the three months ended March 31, 2015 related to the Term Loan B facility. See Note 4, Debt, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, for additional details regarding our Senior Secured Credit Facilities.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2015 and December 31, 2014, we had $10.0 and $0.0 outstanding under our $300.0 Revolving Credit Facility. The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolving Credit Facility that is applicable when there are outstanding loans or letters of credit under the Revolving Credit Facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2015, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
The Company is subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00

At March 31, 2015, the total leverage ratio was 6.00:1:00.
8 1/4% Senior Notes due 2020

On October 9, 2012, the Company issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to an indenture between the Company and Wells Fargo Bank, National Association, as trustee. As of March 31, 2015, we were in compliance with the covenants under the Indenture. See Note 4, Debt, to our unaudited condensed consolidated financial statements for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—As of March 31, 2015, we have $8.4 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds and letters of credit, which are included in restricted cash. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements in the foreseeable future, although the mix of financial assurance instruments may change.
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
Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.
Recently Issued and Proposed Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding revenue recognition from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in the prices of fuel and commodities. We employ risk management strategies that may include the use of derivatives, such as interest rate cap agreements and fuel derivative contracts, to manage these exposures. We do not enter into derivatives for trading purposes. While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance. We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analysis over the unhedged fuel and variable rate debt positions.

Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $17.4 change in interest expense.
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

To manage our exposure to volatility in fuel prices, the company enters into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. For fiscal 2015 and 2016, we utilized fuel derivative contracts to manage our exposure to fluctuations in fuel pricing and as of March, 31, 2015 we had 17.9 gallons and 13.4 gallons, respectively under fixed price contracts. For a summary of our outstanding derivative instruments and changes in fair values as of and for the three months ending March 31, 2015 and 2014, respectively, see Note 5, Derivative Instruments and Hedging Activities, to our condensed consolidated financial statements of this Form10-Q.

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

Our operations also require the use of certain petrochemical-based products (such as liners at our landfills) whose costs may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We also are susceptible to (1) fuel fees charged by our vendors, and (2)other pricing from our vendors due to their increases in indirect fuel costs.
Commodities Pricing
We market recycled products such as cardboard, newspaper, plastics, aluminum, mixed paper, and single stream from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change revenue and operating income by approximately $6.1 and $4.9, respectively, on an annual basis.
Inflation and Prevailing Economic Conditions.
To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our service agreements provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in Chester County, Pennsylvania in 2014. The Georgia complaint was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiffs' service agreements with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.

The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings or regulatory investigations will have a material adverse effect on our financial condition, results of operations or cash flows.

The Company is subject to various other proceedings, lawsuits, disputes and claims arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. The Company currently does not believe that the eventual outcome of any such actions could have a material adverse effect on the CompanyÌs business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
There have been no material changes to our principal risks that we believe are material to our business, results of operations or financial condition, from the risk factors previously disclosed in our Form 10-K for the fiscal year ended 2014, which is accessible on the SEC website at www.sec.gov.
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

May 6, 2015	ADS Waste Holdings, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer