Form 10-Q
period 2015-06-30
ADS Waste Holdings, Inc.
filed 2015-08-12
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒
Note: While the Registrant is a voluntary filer not subject to the following requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has filed all required reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 11, 2015 was 1,000 shares.

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
Examples of these risks, uncertainties and other factors include, but are not limited to:

•	risks relating to our ability to compete;

•	risks relating to our history of losses;

•	risks relating to operating in a highly competitive industry and the inability to compete effectively with larger and better capitalized companies and governmental service providers;

•	risks relating to results being vulnerable to economic conditions;

•	risks that we may lose contracts through competitive bidding, early termination or governmental action;

•	risks that some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results;

•	risks that our financial and operating performance may be affected by the inability in some instances to renew landfill operating permits, obtain new landfills or expand existing ones;

•	risks that the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations;

•	risks that we could be precluded from entering into or maintaining permits or certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage;

•	risks that our accruals for our landfill site closure and post-closure costs may be inadequate;

•	risks that our business requires a high level of capital expenditures;

•	risks relating to our acquisitions, including our ability to integrate acquired businesses, or that the acquired businesses will have unexpected risks or liabilities;

•	risks relating to the seasonal nature of our business and "event-driven" waste projects that could cause our results to fluctuate;

•
risks that we may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, result in adverse judgments, settlements or fines and create negative publicity;

•	risks relating to fuel supply and prices that may fluctuate significantly and that we may not be able to pass on cost increases to our customers or effectively hedge such costs;

•	risks relating to fluctuations in the prices of commodities;

•	risks that increases in labor and disposal and related transportation costs could adversely impact our financial results;

•	risks that commodity derivatives could adversely affect our results;

•	risks that efforts by labor unions to organize our workforce could divert management attention and adversely affect operating results;

•
risks that we depend significantly on the services of the members of our senior, regional and local management teams, and that the departure of any of those persons could cause our operating results to suffer;

•	risks that we are increasingly dependent on technology in our operations and, if our technology fails or our systems are disrupted, our business could be adversely affected;

•	risks relating to operational and safety risks, including the risk of personal injury to employees and others;

•
risks that we are subject to substantial governmental regulation and failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties and judgments, and impose limits on our ability to operate and expand;

•	risks from our operations being subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities;

•	risks that future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•
risks relating to fundamental change in the waste management industry as traditional waste streams are increasingly viewed as renewable resources and changes in laws and environmental policies may limit the items that enter the waste stream, any of which may adversely impact volumes and tipping fees at our landfills;

•	risks that alternatives to landfill disposal may cause our revenues and operating results to decline;

•	risks relating to our substantial indebtedness; and

•	risks relating to our ability to implement growth strategy as and when planned;
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

ADS Waste Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$9.3	$1.0
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $5.0, respectively	180.0	188.0
Prepaid expenses and other current assets	26.8	34.2
Deferred income taxes	28.0	14.6
Total current assets	244.1	237.8
Restricted cash	—	0.2
Other assets, net	79.6	101.3
Property and equipment, net	1,639.5	1,663.9
Goodwill	1,169.2	1,166.9
Other intangible assets, net	370.2	379.9
Total assets	$3,502.6	$3,550.0
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$83.2	$94.7
Accrued expenses	122.5	130.7
Deferred revenue	60.4	60.0
Current maturities of landfill retirement obligations	31.9	29.2
Current maturities of long-term debt	29.3	25.3
Total current liabilities	327.3	339.9
Other long-term liabilities, less current maturities	54.6	61.2
Long-term debt, less current maturities	2,264.9	2,278.2
Accrued landfill retirement obligations, less current maturities	176.5	171.9
Deferred income taxes	177.4	169.9
Total liabilities	3,000.7	3,021.1
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,098.8	1,105.0
Accumulated other comprehensive income	—	1.5
Accumulated deficit	(596.9)	(577.6)
Total stockholder's equity	501.9	528.9
Total liabilities and stockholder's equity	$3,502.6	$3,550.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Service revenues	$355.2	$359.9	$685.5	$681.1
Operating costs and expenses
Operating	221.1	230.8	428.9	441.3
Selling, general and administrative	36.1	41.4	72.9	80.1
Depreciation and amortization	66.5	70.7	127.4	132.9
Acquisition and development costs	0.4	—	1.1	—
Loss on disposal of assets and businesses disposed and asset impairments	17.4	0.5	17.5	0.8
Restructuring charges	—	0.5	—	2.0
Total operating costs and expenses	341.5	343.9	647.8	657.1
Operating income	13.7	16.0	37.7	24.0
Other income (expense)
Interest expense	(35.6)	(35.0)	(69.8)	(70.4)
Other, net	8.1	0.5	3.7	1.4
Total other expense	(27.5)	(34.5)	(66.1)	(69.0)
Loss from continuing operations before income taxes	(13.8)	(18.5)	(28.4)	(45.0)
Income tax benefit	(5.3)	(3.2)	(9.1)	(10.8)
Loss from continuing operations	(8.5)	(15.3)	(19.3)	(34.2)
Discontinued operations
Loss from discontinued operations	—	(0.2)	—	(0.7)
Income tax benefit	—	(0.1)	—	(0.2)
Discontinued operations, net	—	(0.1)	—	(0.5)
Net loss	$(8.5)	$(15.4)	$(19.3)	$(34.7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(8.5)	$(15.4)	$(19.3)	$(34.7)
Other comprehensive loss, net of tax	(0.9)	(0.6)	(1.5)	(0.7)
Comprehensive loss	$(9.4)	$(16.0)	$(20.8)	$(35.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2014	1,000	$—	$1,105.0	$1.5	$(577.6)	$528.9
Net loss	—	—	—	—	(19.3)	(19.3)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	(1.5)	—	(1.5)
Stock-based compensation expense	—	—	1.2	—	—	1.2
Capital contribution	—	—	0.1	—	—	0.1
Return of capital to parent company	—	—	(7.5)	—	—	(7.5)
Balance at June 30, 2015	1,000	$—	$1,098.8	$—	$(596.9)	$501.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(19.3)	$(34.7)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	127.4	133.2
Change in fair value of derivative instruments	(10.9)	—
Amortization of interest rate cap premium	1.0	1.5
Amortization of debt issuance costs and original issue discount	9.7	8.7
Accretion on landfill retirement obligations	6.7	6.2
Accretion on capital leases, long-term debt, loss contracts and other long-term liabilities	1.1	1.2
Amortization of deferred contract costs	0.2	—
Provision for doubtful accounts	2.0	2.5
Loss on disposition of assets	0.5	0.6
Impairment of assets	6.4	—
Loss (gain) on disposition of businesses	10.6	(0.2)
Gain on redemption of security	(2.5)	—
Stock option vesting	1.2	1.4
Deferred tax provision	(10.5)	(12.0)
Earnings in equity investee	(0.8)	0.3
Changes in operating assets and liabilities, net of businesses acquired
Decrease (increase) in accounts receivable	6.0	(3.5)
Decrease in prepaid expenses and other current assets	6.9	7.8
Decrease in other assets	0.3	1.4
Increase (decrease) in accounts payable	0.3	(1.7)
Decrease in accrued expenses and other long-term liabilities	(5.2)	(5.3)
Decrease in unearned revenue	(0.1)	(2.2)
Capping, closure and post-closure expenditures	(1.7)	(3.8)
Net cash provided by operating activities	129.3	101.4
Cash flows from investing activities
Purchases of property and equipment and construction and development	(89.7)	(102.9)
Proceeds from sale of property and equipment	0.7	1.2
Proceeds from maturity of securities	15.0	—
Acquisition of businesses, net of cash acquired	(23.8)	(4.9)
Proceeds from sale of businesses	12.5	2.1
Net cash used in investing activities	(85.3)	(104.5)
Cash flows from financing activities
Proceeds from borrowings on long-term debt	35.0	60.0
Repayment on long-term debt	(62.2)	(64.4)
Deferred financing charges	—	(1.2)
Bank overdraft	(1.3)	3.3
Other financing activities	0.2	0.1
Capital contribution from parent	0.1	—
Return of capital to parent	(7.5)	(1.9)
Net cash used in financing activities	(35.7)	(4.1)
Net increase (decrease) in cash and cash equivalents	8.3	(7.2)
Cash and cash equivalents, beginning of period	1.0	12.0
Cash and cash equivalents, end of period	$9.3	$4.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
ADS Waste Holdings, Inc. (the “Company,” “ADS Waste” or “ADS”) together with its consolidated subsidiaries is a nonhazardous solid waste services company providing collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).
The Company currently manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal and recycling services. Additional information related to segments can be found in Note 8.
Seven acquisitions were completed during the six months ended June 30, 2015 for aggregate prices consisting of cash of $23.8 and notes payable of $3.3 subject to net working capital adjustments, which are expected to be completed within one year. Three acquisitions were completed during the six months ended June 30, 2014 for a purchase price of $4.9. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
The Company disposed of certain businesses in the South segment for strategic reasons in June 2015 and recorded a loss on disposal of $10.9 for the three and six months ending June 30, 2015. In connection with the sale, the Company impaired certain assets in the amount of $4.3 in the three and six months ending June 30, 2015. Further, the Company strategically concluded not to pursue permitting on a landfill site and therefore recorded a non-cash impairment charge of $2.1 primarily for permitting costs in the three and six months ending June 30, 2015. No impairments or loss on disposal of businesses were recorded for the three and six months ending June 30, 2014.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries, Advanced Disposal Services South, LLC and HW Star Holdings, Corp. and their respective subsidiaries.
All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the balance sheet, results of operations, comprehensive loss, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In preparing our financial statements that conform with accounting principles generally accepted in the United States of America, management uses estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing our financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to: our accounting for our long-lived assets, including recoverability; landfill development costs; and final capping, closure and post-closure costs; our valuation allowances for accounts receivable and deferred tax assets; our liabilities for potential litigation; claims and assessments; our liabilities for environmental remediation; stock compensation; accounting for goodwill and intangible asset impairments; deferred taxes; uncertain tax positions; self-insurance reserves; and our estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Actual results could differ materially from the estimates and assumptions that the Company uses in preparation of its financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding revenue recognition from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and related disclosure.
In April 2015, the FASB issued guidance which requires debt issuance costs (other than those paid to a lender) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The balance sheet presentation of the Company's debt issuance costs and related debt liabilities will be affected beginning January 1, 2016.

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2014 and for the six months ended June 30, 2015 are shown in the table below:

Balance at December 31, 2013	$184.3
Increase in retirement obligation	11.5
Accretion of closure and post-closure costs	13.5
Change in estimate	5.6
Costs incurred	(13.8)
Balance at December 31, 2014	201.1
Increase in retirement obligation	4.7
Accretion of closure and post-closure costs	6.7
Costs incurred	(1.7)
Divestiture of businesses	(2.4)
Balance at June 30, 2015	208.4
Less: Current portion	(31.9)
$176.5

4.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	June 30, 2015	December 31, 2014
Revolving line of credit with lenders ("Revolver"), interest at applicable rate plus margin, as defined due quarterly; balance due at maturity in October 2017	$—	$—
Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.9	3.8
Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	—	0.6
Term loans ("Term Loan B"); quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin of 300 basis points at June 30, 2015 and December 31, 2014	1,725.0	1,749.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	24.7	23.3
Other debt	13.2	0.5
	2,316.8	2,327.2
Less: Original issue discount	(22.6)	(23.7)
Less: Current portion	(29.3)	(25.3)
	$2,264.9	$2,278.2

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the 8.25% senior notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary that is minor, as its assets, revenue, income from continuing operations and cash flows from operating activities are less than 3% of the Company's consolidated amounts. All guarantors are jointly and severally and fully and unconditionally liable. The Parent has no independent assets or operations and each subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolver and Letter of Credit Facilities
As of June 30, 2015, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in October 2017. As of June 30, 2015 and December 31, 2014, the Company had an aggregate of approximately $62.4 and $70.7 of letters of credit outstanding under its credit facilities. No other amounts were outstanding as of June 30, 2015 or December 31, 2014.
Debt Borrowings and Repayments
The Company repaid $35.0 under its Revolver, $24.0 on its Term Loan B and $2.0 on various other obligations in cash during the six months ended June 30, 2015. The Company had $35.0 of borrowings on the Revolver during the six months ended June 30, 2015 and issued notes payable and capital leases of $15.0 in connection with the purchase of land, an acquisition of a business and capital procurement.
In February 2014, the Company refinanced its Term Loan B in an amount equal to the outstanding principal at December 31, 2013 bearing interest at a LIBOR floor of 0.75% plus 300 basis points or the base rate as defined plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $1.2 for the three and six months ended June 30, 2014. The covenants remained unchanged from the previous debt and the Company was in compliance with the covenants.

5.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate caps	Other assets	$0.6	$2.7
Derivatives Not Designated as Hedging Instruments
Fuel commodity derivatives	Other current liabilities	13.0	20.6
Fuel commodity derivatives	Other long term liabilities	3.2	6.7
Total derivatives		$15.6	$24.6

We have not offset fair value of assets and liabilities recognized for our derivative instruments.
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.4 and $0.6 for the three months ending June 30, 2015 and 2014, respectively and for the six months ended June 30, 2015 and 2014 was $1.0 and $1.5, respectively. The notional amounts of the contracts aggregated were approximately $899.0 as of June 30, 2015 and expire in tranches through 2016.
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
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to $4.8 and $0 for the three months ended June 30, 2015 and 2014, respectively and for the six months ended June 30, 2015 and 2014 was ($.2) and $0, respectively. The market price of diesel fuel is unpredictable and can fluctuate significantly. Significant volatility in the price of fuel could adversely affect the business and reduce the Company's operating margins. For fiscal 2015 and 2016, we have fuel derivative contracts to manage our exposure to fluctuations in fuel pricing and as of June 30, 2015 we have 11.9 gallons and 13.4 gallons, respectively under fixed price contracts with strike prices ranging from $2.20 to $2.84 per gallon. If the mean price of the high and the low exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the mean average price is less than the contract price per gallon, we pay the difference to the counterparty.

6.	Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended June 30, 2015 and 2014 was 38.4% and 17.3%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the three months ended June 30, 2015 was primarily due to the mix of income in the states in which the Company operates. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended June 30, 2014 was primarily due to recording additional valuation allowances against certain deferred tax assets. The Company’s effective income tax benefit rate for continuing operations for the six months ended June 30, 2015 and 2014 was 32% and 24% , respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the six months ended June 30, 2015 was primarily due to recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the six months ended June 30, 2014 was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

7.	Commitments and Contingencies
Financial Instruments—The Company has obtained letters of credit, performance bonds and insurance policies for the performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit are supported by the Company’s Revolver.
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
Insurance—The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property, workers' compensation, directors' and officers' liability, pollution legal liability and other coverages the Company believes are customary to the industry. The Company's exposure to loss for insurance claims is generally limited to the per incident deductible, or self-insured retention, under the related insurance policy. Its exposure, however, could increase if its insurers are unable to meet their commitments on a timely basis.
The Company has retained a significant portion of the risks related to its automobile, general liability, workers' compensation and health claims programs. For its self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from the Company's assumptions used. The Company does not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on its financial condition, results of operations or cash flows.

Litigation and Other Matters—In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in 2014 in Chester County, Pennsylvania. The Georgia complaint was dismissed in March 2014. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiffs' service agreements with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.

The Company is subject to various other proceedings, lawsuits, disputes and claims and regulatory investigations arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. The Company currently does not believe that the eventual outcome of any such actions could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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

Tax Matters— The Company has open tax years dating back to 1998 in certain jurisdictions. Prior to the acquisition, MW Star Holdings, Corp. ("Veolia ES Solid Waste division") was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities.
The Company maintains a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on the Company's results of operations or cash flows.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

8.	Segment and Related Information
The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating regions. Summarized financial information concerning its reportable segments for the three and six months ended June 30, 2015 and 2014 are shown in the table below:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2015
South	$121.6	$5.6	$18.5
East	93.2	5.0	19.2
Midwest	140.4	17.0	26.7
Corporate	—	(13.9)	2.1
	$355.2	$13.7	$66.5

Three Months Ended June 30, 2014
South	$124.8	$17.8	$18.6
East	92.6	1.5	21.7
Midwest	142.5	14.6	28.4
Corporate	—	(17.9)	2.0
	$359.9	$16.0	$70.7

Six Months Ended June 30, 2015
South	$246.1	$28.3	$36.5
East	177.5	8.5	36.7
Midwest	261.9	28.0	50.0
Corporate	—	(27.1)	4.2
	$685.5	$37.7	$127.4

Six Months Ended June 30, 2014
South	$246.2	$35.5	$37.2
East	171.0	0.5	39.0
Midwest	263.9	21.8	52.7
Corporate	—	(33.8)	4.0
	$681.1	$24.0	$132.9

Fluctuations in the Company's operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, its revenues and income from operations typically reflect seasonal patterns. We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the United States. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.
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

		Fair Value Measurement at June 30, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$9.3	$9.3	$—	$—	$—	$9.3
Derivative instruments - Asset position	0.6	—	0.6	—	—	0.6
Derivative instruments - Liability position	(16.2)	$—	(16.2)	$—	$—	$(16.2)
Total recurring fair value measurements	$(6.3)	$9.3	$(15.6)	$—	$—	$(6.3)

		Fair Value Measurement at December 31, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.0	$1.0	$—	$—	$—	$1.0
Restricted cash	0.2	0.2	—	—	—	0.2
Derivative instruments - Asset position	2.7	—	2.7	—	—	2.7
Derivative instruments - Liability position	(27.3)	$—	(27.3)	$—	$—	$(27.3)
Total recurring fair value measurements	$(23.4)	$1.2	$(24.6)	$—	$—	$(23.4)

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

The fair values of our fuel hedges and interest rate caps are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of June 30, 2015 and December 31, 2014, respectively.

The estimated fair value of the Company’s debt is as follows:

	June 30, 2015	December 31, 2014

Senior notes	$569.3	$550.0
Term loan B	1,716.4	1,692.2
	$2,285.7	$2,242.2
The carrying value of the Company’s debt at June 30, 2015 and December 31, 2014 was approximately $2,275.0 and $2,299.0, respectively.

10.	Stock-Based Compensation
During the six months ended June 30, 2015, there were 4,750 annual and senior management and 6,410 strategic grant issuances under the Parent's stock option plan. For the six months ended June 30, 2015, 1,059 annual and senior management options were forfeited and 2,249 strategic options were forfeited. As of June 30, 2015 there were 42,618 options outstanding under the annual and senior management plan and 43,889 outstanding under the strategic plan. The weighted average exercise price of annual and strategic stock options were $685 and $609, respectively and the weighted average grant date fair value of annual and strategic stock options were $291 and $331, respectively.
The weighted average remaining contractual term for the outstanding annual and senior management stock option plans was 6.6 years. The weighted average remaining contractual terms for the outstanding strategic option plan was 5.4 years. Total unrecognized compensation expense was approximately $4.1, which will be recognized over the next 2.6 years for annual awards and 3.8 years for strategic grants. For the three months ended June 30, 2015 and 2014, compensation expense was approximately $0.5 and $1.1, respectively. For the six months ended June 30, 2015 and 2014, compensation expense was approximately $1.2 and $1.4, respectively.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

11.	Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholder's equity, are as follows:

Six Months Ended June 30, 2015
Gains and Losses on Derivative Instruments (a)

Balance, December 31, 2014	$1.5
Other comprehensive loss before reclassifications, net of tax	—
Amounts reclassified from accumulated other comprehensive income	(1.5)
Net current period other comprehensive loss	(1.5)
Balance, June 30, 2015	$—

(a)Amounts in parentheses represent debits to accumulated other comprehensive income.

There were no significant amounts reclassified into accumulated other comprehensive income.
There were after tax reclassification adjustments of $0.9 and $0.6 for the three months ended June 30, 2015 and 2014, respectively related to the interest rate caps. After tax reclassification adjustments decreased accumulated other comprehensive income by $1.5 and $0.7 primarily related to the interest rate caps for the six months ended June 30, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. All dollar amounts are presented in millions, unless otherwise stated.
Overview
We are the largest privately owned non-hazardous solid waste management company in the United States, as measured by revenue. We provide non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers across the Southeast, Midwest and Eastern regions of the United States as well as in the Commonwealth of the Bahamas. We service over 2.8 million residential customers, approximately 202,000 commercial and industrial (“C&I”) customers and 732 municipalities. We are vertically integrated with approximately 5,400 employees and we own or operate a vertically integrated network of 92 collection operations, 75 transfer stations, 24 recycling facilities and 40 active landfills with a fleet of approximately 3,100 vehicles.
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Service revenues	$355.2	100.0%	$359.9	100.0%	$685.5	100.0%	$681.1	100.0%
Operating costs and expenses
Operating expenses	221.1	62.2%	230.8	64.1%	428.9	62.6%	441.3	64.8%
Selling, general and administrative	36.1	10.2%	41.4	11.5%	72.9	10.6%	80.1	11.8%
Depreciation and amortization	66.5	18.7%	70.7	19.6%	127.4	18.6%	132.9	19.5%
Acquisition and development charges	0.4	0.1%	—	—%	1.1	0.2%	—	—%
Loss on disposal of assets/business and impairment charges	17.4	4.9%	0.5	0.1%	17.5	2.6%	0.8	0.1%
Restructuring charges	—	—%	0.5	0.1%	—	—%	2.0	0.3%
Total operating costs and expenses	341.5	96.1%	343.9	95.6%	647.8	94.5%	657.1	96.5%
Operating income	$13.7	3.9%	$16.0	4.4%	$37.7	5.5%	$24.0	3.5%
Operating income decreased $2.3 or 14.4% to $13.7 for the three months ended June 30, 2015 and increased $13.7 or 57.1% to $37.7 for the six months ended June 30, 2015. The decrease for the three months ended June 30, 2015 was the result of losses on disposal of businesses and impairment charges recorded in the period relating to strategic decisions regarding divestitures in the South segment and not continuing to pursue permitting at one landfill site. Excluding the loss on disposal of businesses and impairment charges, operating income would have increased by $14.6 and $30.4 for the three and six months ended June 30, 2015, respectively, over the three and six months ended June 30, 2014 due to completed acquisitions, growth in rolloff collection as a result of improved economic conditions, new municipal contracts particularly in the Detroit market, lower operating costs as a result of reduced fuel expense and lower selling, general and administrative costs due to cost control actions implemented in the latter half of fiscal 2014, as well as completion of the rebranding and integration efforts associated with the Veolia ES Solid Waste division acquisition.

Revenue
The following table sets forth our consolidated revenues by line of business for the periods indicated (in millions and as a percentage of total services revenues).

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Collection	$245.7	69.2%	$239.9	66.7%	$480.6	70.1%	$465.3	68.3%
Disposal	133.7	37.6%	132.7	36.9%	238.5	34.8%	232.6	34.2%
Sale of recyclables	6.1	1.7%	8.9	2.5%	11.8	1.7%	17.5	2.6%
Fuel fees and environmental fees	20.9	5.9%	24.2	6.7%	41.0	6.0%	45.1	6.6%
Other revenue	19.6	5.5%	23.7	6.6%	43.6	6.4%	46.4	6.8%
Intercompany eliminations	(70.8)	(19.9)%	(69.5)	(19.3)%	(130.0)	(19.0)%	(125.8)	(18.5)%
Total service revenues	$355.2	100.0%	$359.9	100.0%	$685.5	100.0%	$681.1	100.0%

Our revenue base is distributed across several markets and business lines, with the primary business lines being our solid waste collection, transfer and landfill disposal ("disposal") operations. Our remaining revenue is generated from recycling, fuel fees and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from commercial and industrial, municipal and residential customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Our residential and commercial collection operations in some markets are based on long-term contracts with municipalities with terms typically of three to ten years. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide commercial front load and temporary and permanent roll-off service offerings to our customers. While the majority of our roll-off services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary roll-off customers due to the relatively short-term nature of most construction and demolition (“C&D”) projects.
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
The amounts charged for collection, disposal, and recycling services may include fuel fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs and expenses to service an individual customer’s account, but rather are designed to address and to help recover for changes in the Company’s overall cost structure and to achieve an operating margin acceptable to the Company.
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
Three months ended June 30, 2015 compared to 2014
Revenue for the 2015 quarter was $355.2, a decrease of $4.7 or 1.3% from revenue of $359.9 in the 2014 quarter. The change was due to the following:

•
Collection revenue increased by $5.8 or 2.4%, of which $1.6 was from residential volume primarily from new contract wins, $2.6 from price increases and $4.2 from acquisitions. Declines in shale volume negatively impacted revenue by $2.5.

•
Disposal revenue increased by $1.0 or 0.8%, which was driven primarily by increases in pricing for MSW and special waste, offset by declines in special waste volumes resulting from the timing and size of special waste projects and general market conditions.

•	Sale of recyclables decreased by $2.8 or 31.5%, primarily resulting from decreases in pricing as a result of a continued decline in average commodity prices.

•	Fuel fees and environmental fees decreased by $3.3 or 13.6%, due to decreases in overall fuel rates.

•	Other revenue decreased by $4.1 or 17.3%, mainly due to the sale of a small brokerage business in April 2015 which contributed $4.7 of the decline, offset by increased subcontracting revenue.
Six months ended June 30, 2015 compared to 2014
Revenue for the six months ended June 30, 2015 was $685.5, an increase of $4.4, or 0.6%, from revenue of $681.1 in the 2014 period. The change was due to the following:

•
Collection revenue increased by $15.3 or 3.3%, of which $5.5 was from residential volume primarily from new contract wins, strong rolloff volumes of $1.5, price increases of $4.6 and $6.9 was contributed by acquisitions. Declines in shale volume negatively impacted revenue by $3.1.

•	Disposal revenue increased by $5.9 or 2.5%, which was driven primarily by pricing for MSW and special waste, offset by declines in special waste volumes.

•	Sale of recyclables decreased by $5.7 or 32.6%, primarily resulting from decreases in pricing as a result of continued decline in average commodity prices.

•	Fuel fees and environmental fees decreased by $4.1 or 9.1% due to decreases in overall fuel rates.

•
Other revenue decreased by $2.8 or 6.0%, mainly due to the sale and declines of a small brokerage business which accounted for $5.0 of revenue offset by sub-contracting revenue increases of $2.7 and managed landfill revenue of $0.3.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Operating	$217.7	61.3%	$227.7	63.3%	$422.2	61.6%	$435.1	63.9%
Accretion of landfill retirement obligations and other long-term liabilities	3.4	1.0%	3.1	0.9%	6.7	1.0%	6.2	0.9%
Operating expenses	$221.1	62.2%	$230.8	64.1%	$428.9	62.6%	$441.3	64.8%

Our operating expenses include the following:

•	Labor and related benefits which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•
Transfer and disposal costs which include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with markets outside our standard operating areas).

•	Maintenance and repairs expenses which include labor, maintenance and repairs to our vehicles, equipment and containers.

•
Fuel costs which include the direct cost of fuel used by our vehicles, net of fuel tax credits. We also incur certain indirect fuel costs in our operations that are not taken into account in the analysis below.

•	Franchise fees and taxes which consist of municipal franchise fees, host community fees and royalties.

•	Risk management expenses which include casualty insurance premiums and claims payments and estimates for claims incurred but not reported.

•	Other expenses which include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs.

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations and other long-term liabilities (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Labor and related benefits	$71.6	20.2%	$70.7	19.6%	$141.6	20.7%	$138.4	20.3%
Transfer and disposal costs	49.6	14.0%	55.3	15.4%	95.3	13.9%	100.6	14.8%
Maintenance and repairs	31.4	8.8%	28.9	8.0%	60.0	8.8%	55.5	8.1%
Fuel	18.5	5.2%	27.0	7.5%	36.1	5.3%	53.4	7.8%
Franchise fees and taxes	18.2	5.1%	17.4	4.8%	32.3	4.7%	30.1	4.4%
Risk management	6.6	1.9%	6.9	1.9%	12.8	1.9%	14.2	2.1%
Other	21.8	6.1%	21.5	6.0%	44.1	6.4%	42.9	6.3%
Operating expenses, excluding accretion expense	$217.7	61.3%	$227.7	63.3%	$422.2	61.6%	$435.1	63.9%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended June 30, 2015 compared to 2014
Operating expenses decreased by $10.0 or 4.4% to $217.7 for the 2015 quarter from $227.7 in the 2014 quarter.

•	Labor and related benefits increased by $0.9 or 1.3% to $71.6, of which approximately $2.1 was attributable to merit increases offset by disposal of certain businesses.

•	Transfer and disposal costs decreased by $5.7 or 10.3% to $49.6, which was primarily attributable to decreased fuel surcharges from vendors.

•
Maintenance and repairs expense increased by $2.5 or 8.7% to $31.4, which was attributable to increases in collection volume for which containers were repaired in order to meet the growing demand and acquisition related expenditures.

•	Fuel costs decreased $8.5 or 31.5% to $18.5, primarily resulting from decreases in fuel prices per gallon and converting trucks to compressed natural gas fuel which is cheaper than diesel fuel.

•	Franchise fees and taxes increased $0.8 or 4.6% to $18.2 primarily due to changes in the mix of waste in disposal volumes.

•
Risk management expenses decreased $0.3 or 4.3% to $6.6 primarily due to an improvement in the development of existing claims compared to the same quarter in the prior year and favorable settlement of prior year claims.

•
Other operating costs increased $0.3 or 1.4% to $21.8 in 2015 as a result of increased gas system costs and continued focus on additional training programs to drive decreases in risk management expenses.

Six Months Ended June 30, 2015 compared to 2014
Operating expenses decreased by $12.9, or 3.0%, to $422.2 for the six months ended June 30, 2015 from $435.1 for the six months ended June 30, 2014.

•	Labor and related benefits increased by $3.2 or 2.3% to $141.6, which was primarily attributable to merit increases and acquisition activity.

•	Transfer and disposal costs decreased by $5.3 or 5.3% to $95.3, which was primarily attributable to decreased fuel surcharges from vendors.

•
Maintenance and repairs expense increased by $4.5 or 8.1% to $60.0, which was attributable to increases in collection volume for which containers were repaired in order to meet the growing demand and acquisition related expenditures.

•
Fuel costs decreased $17.3 or 32.4% to $36.1 primarily resulting from decreases in fuel prices per gallon, less severe weather, and converting trucks to compressed natural gas fuel which is cheaper than diesel fuel.

•	Franchise fees and taxes increased $2.2 or 7.3% to $32.3 primarily due to changes in the mix of waste in disposal volumes.

•
Risk management expenses decreased $1.4 or 9.9% to $12.8 primarily due to an improvement in the development of existing claims compared to the same period in the prior year and favorable settlement of prior year claims.

•	Other operating costs increased $1.2 or 2.8% to $44.1 in 2015 as a result of increases in leachate costs due to wet weather, gas system costs and continued focus on enhancing safety programs.
Accretion of landfill retirement obligations and other long-term liabilities
Accretion expense was $3.4 and $3.1 for the three months ended June 30, 2015 and 2014, respectively. The increase of $0.3 for the three months ended June 30, 2015 compared to 2014 was primarily attributable to the timing of certain capping obligations. Accretion expense was $6.7 and $6.2 for the six months ended June 30, 2015 and 2014, respectively. The increase of $0.5 for the six months ended June 30, 2015 compared to 2014 was primarily attributable to the timing of certain capping obligations. For a discussion of factors affecting capping obligations, see the critical accounting policies in the Annual Report on Form 10-K.

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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Salaries	$22.1	6.2%	$23.2	6.4%	$45.3	6.6%	$47.2	6.9%
Legal and professional	2.9	0.8%	3.1	0.9%	5.4	0.8%	5.6	0.8%
Rebranding and integration costs	—	—%	3.2	0.9%	—	—%	3.5	0.5%
Other	11.1	3.1%	11.9	3.3%	22.2	3.2%	23.8	3.5%
Total selling, general and administrative expenses	$36.1	10.2%	$41.4	11.5%	$72.9	10.6%	$80.1	11.8%
Three months ended June 30, 2015 compared to 2014
Our salaries expenses decreased by $1.1 or 4.7% primarily attributable to a reduction in force action that occurred in August 2014.
Legal and professional fees decreased $0.2 or 6.5% to $2.9 primarily as a result of timing related to defense of legal matters. Refer to Note 7 of the condensed consolidated financial statements.

Rebranding and integration costs are mainly comprised of professional fees, including legal, accounting, and rebranding costs and relate to rebranding all of the acquired and merged businesses’ trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. The decrease from the 2014 quarter to the 2015 quarter is a result of completing the overall programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses decreased $0.8 or 6.7% as a result of an increased focus on customer collection efforts, which resulted in reducing bad debt expense and other cost reduction efforts.
Six Months Ended June 30, 2015 compared to 2014
Our salaries expenses decreased by $1.9 or 4.0% primarily attributable to a reduction in force action that occurred in August 2014.
Legal and professional fees decreased $0.2 or 3.6% to $5.4 primarily as a result of timing related to defense of legal matters. Refer to Note 7 of the condensed consolidated financial statements.

Rebranding and integration costs are mainly comprised of professional fees, including legal, accounting, and rebranding costs and relate to rebranding all of the acquired and merged businesses’ trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. These costs are mainly comprised of professional fees, including legal, accounting, and rebranding costs. The decrease in the 2014 period compared to the 2015 period is a result of completing the overall programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses decreased $1.6 or 6.7% as a result of an increased focus on customer collection efforts, which resulted in reducing bad debt expense and other cost reduction efforts.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Depreciation, amortization and depletion of property and equipment	$55.5	15.6%	$60.2	16.7%	$105.9	15.4%	$111.8	16.4%
Amortization of other intangible assets	11.0	3.1%	10.5	2.9%	21.5	3.1%	21.1	3.1%
Depreciation and amortization	$66.5	18.7%	$70.7	19.6%	$127.4	18.6%	$132.9	19.5%
Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes of the consolidated financial statements in our Annual Report on Form 10-K for a further discussion of our accounting policy.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

Depreciation and amortization of property and equipment	$31.8	9.0%	$30.5	8.5%	$63.4	9.2%	$61.2	9.0%
Landfill depletion and amortization	23.7	6.7%	29.7	8.3%	42.5	6.2%	50.6	7.4%
Depreciation, amortization and depletion of property and equipment	$55.5	15.6%	$60.2	16.7%	$105.9	15.4%	$111.8	16.4%
Depreciation and amortization of property and equipment increased by $1.3 to $31.8 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 primarily due to acquisitions completed and new contract starts during the prior period. Depreciation and amortization of property and equipment increased by $2.2 to $63.4 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 primarily due to acquisitions completed and new contract starts during the prior period. Landfill depletion and amortization decreased $6.0 to $23.7 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 primarily due to an increase in landfill densities, which drove a decrease in the overall landfill depletion rates and reduced volumes. Landfill depletion and amortization decreased $8.1 to $42.5 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 primarily due to an increase in landfill densities, which drove a decrease in the overall landfill depletion rates and reduced volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $11.0 and $10.5 or as a percentage of revenue, 3.1% and 2.9%, for the three months ended June 30, 2015 and 2014, respectively. Amortization of other intangible assets was $21.5 and $21.1 or as a percentage of revenue, 3.1% and 3.1%, for the six months ended June 30, 2015 and 2014, respectively.
Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

We completed seven acquisitions during the six months ended June 30, 2015 for a cash purchase price of $23.8 and notes payable of $3.3 subject to net working capital adjustments, which we expect to be completed within the year. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Three acquisitions were completed during the six months ended June 30, 2014 for a purchase price of $4.9. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
Impairments
The Company disposed of certain businesses in June 2015 and recorded a loss on disposal of $10.9 for the three and six months ending June 30, 2015. In connection with the sale, the Company impaired certain assets in the amount of $4.3 in the three and six months ending June 30, 2015. Further, the Company strategically allowed an inactive landfill permit to lapse and in connection with the permit lapse recorded a non-cash impairment charge of $2.1 primarily for permitting costs in the three and six months ending June 30, 2015. No such amounts were recorded for the three and six months ending June 30, 2014.
Other, net
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to $4.8 and $0 for the three months ended June 30, 2015 and 2014, respectively and for the six months ended June 30, 2015 and 2014 was ($.2) and $0, respectively. Income from equity investee for the three months ended June 30, 2015 and 2014, respectively was $0.4 and $0.2 and for the six months ended June 30, 2015 and 2014 was $0.8 and $0.6, respectively. The Company realized a gain on sale of $2.5 from the disposition of an investment security for the three and six months ended June 30, 2015.

Interest Expense
The increase in interest expense for the three months ended June 30, 2015 is primarily due to additional debt incurred in connection with acquisitions. The decrease in interest expense for the six months ended June 30, 2014 is principally due to lower interest rates on the current debt as a result of a re-pricing transaction that was effected on the Term Loan B in February 2014, which lowered the margin by 50 basis points as well as decreased average debt levels during the applicable period.
Debt Modifications
We modified our Term Loan B in February 2014 and incurred approximately $1.2 of costs in connection with the modifications, which were capitalized as debt issuance costs. The modification in February 2014 lowered the interest rate floor by 50 basis points.

Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended June 30, 2015 and 2014 was 38.4% and 17.3%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.
The difference between income taxes computed at the federal statutory rate of 35% reported income taxes from continuing operations for the three months ended June 30, 2015 was primarily due to the mix of income in the states in which the Company operates. The difference between income taxes computed at the federal statutory rate of 34% reported income taxes from continuing operations for the three months ended June 30, 2014 was primarily due to recording additional valuation allowance against certain deferred tax assets. The Company’s effective income tax benefit rate for continuing operations for the six months ended June 30, 2015 and 2014 was 32% and 24% , respectively. The difference between income taxes computed at the federal statutory rate of 35% reported income taxes from continuing operations for the six months ended June 30, 2015 was primarily due to recording additional valuation allowance against certain deferred tax assets. The difference between income taxes computed at the federal statutory rate of 34% reported income taxes from continuing operations for the six months ended June 30, 2014 was primarily due to was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables (in millions):

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2015
South	$121.6	$5.6	$18.5
East	93.2	5.0	19.2
Midwest	140.4	17.0	26.7
Corporate	—	(13.9)	2.1
	$355.2	$13.7	$66.5

Three Months Ended June 30, 2014
South	$124.8	$17.8	$18.6
East	92.6	1.5	21.7
Midwest	142.5	14.6	28.4
Corporate	—	(17.9)	2.0
	$359.9	$16.0	$70.7

Six Months Ended June 30, 2015
South	$246.1	$28.3	$36.5
East	177.5	8.5	36.7
Midwest	261.9	28.0	50.0
Corporate	—	(27.1)	4.2
	$685.5	$37.7	$127.4

Six Months Ended June 30, 2014
South	$246.2	$35.5	$37.2
East	171.0	0.5	39.0
Midwest	263.9	21.8	52.7
Corporate	—	(33.8)	4.0
	$681.1	$24.0	$132.9
Comparison of Reportable Segments—Three months ended June 30, 2015 compared to 2014
South Segment
Revenue decreased $3.2 or 2.6% for the three months ended June 30, 2015 compared to the 2014 quarter. A divested small brokerage and certain Mississippi businesses contributed a decline in the second quarter of 2015 contributed to a decline in revenue in the amount of $5.7, lower commodity pricing contributed $1.6 and fuel fee revenue contributed a decline of $1.3. Increases in collection, landfill, trucking and recycling volumes partially offset the declines from divestitures by $2.9, increases in pricing, excluding fuel contributed $1.7 and acquisitions contributed $0.5.

Operating income from our South Segment decreased by $12.2 for the three month quarter in 2015 compared to the 2014 quarter. Excluding the loss on disposal of businesses and non-cash impairment charges, operating income would have increased $2.5 driven by stronger commercial revenue and lower fuel costs.
East Segment
Revenue increased by $0.6, or 0.6% for the three month quarter in 2015 compared to the 2014 quarter. Price increases, excluding fuel contributed $3.8, sub-contracted and other work contributed $3.0, new municipal contracts contributed approximately $2.1 and acquisitions contributed $1.7. Offsetting these amounts were lower landfill volumes primarily in special waste volumes of $3.5, lower collection volumes and trucking of $4.8, lower fuel fees of $1.3 and recycling pricing of $0.3.
Operating income from our East Segment increased by $3.5 for the three month quarter in 2015 compared to the 2014 quarter, The increase in operating income was driven by increased revenues, as discussed above, cost reduction efforts as a result of the reduction in force, lower bad debt expense of $0.6 as a result of an increased focus on collection efforts and lower risk management expenses primarily due to settlement of one time claims, which contributed approximately $0.4.

Midwest Segment
Revenue decreased $2.1 or 1.5% for the three month quarter in 2015 compared to the 2014 quarter, which was primarily attributable to decreased landfill volumes mainly in special waste of $3.3, lower recycling pricing of $1.4 due to declines in average commodity pricing, lower fuel fees of $2.9 and lower trucking revenue of $0.2 offset by acquisitions, which contributed $2.7, price increases, excluding fuel fees of $3.2.
Operating income from our Midwest Segment increased by $2.4 for the three month quarter in 2015 compared to the 2014 quarter, which is primarily attributable to decreased fuel expense of $3.1.
Corporate Region
Operating loss decreased $4.0 for the three month quarter in 2015 compared to the 2014 quarter, primarily as a result of completing the rebranding and integration efforts and restructuring programs in connection with the Veolia acquisition and the cost reduction efforts as a result of the reduction in force action.
Comparison of Reportable Segments—Six Months Ended June 30, 2015 compared to 2014
South Segment
Revenue decreased $0.1 for the six month period in 2015 compared to the 2014 period. The divestitures of the brokerage and certain Mississippi businesses contributed to a decline in revenue in the amount of $6.1, declines in commodity pricing contributed $2.9 and fuel fees declined by $1.6. Increases in collection, landfill and recycling volumes, as well as trucking revenue offset the fees declines from divestitures of businesses by $6.2, pricing, excluding fuel fees increased $2.0 and acquisitions contributed approximately $1.0.
Operating income from our South Segment decreased by $7.2 for the six month period in 2015 compared to the 2014 period. Excluding the loss on disposal of businesses and non-cash impairment charges, operating income would have increased $7.6 driven by stronger commercial revenue, lower fuel costs and cost reduction efforts that were implemented in the latter half of 2014.
East Segment
Revenue increased by $6.5 or 3.8% for the six month period in 2015 compared to the 2014 period. New municipal contracts contributed approximately $5.6, acquisitions contributed $3.3 and pricing, excluding fuel fees contributed $7.5 and sub-contracted and other work contributed $3.6. Offsetting these amounts were declines in landfill volumes primarily in special waste from shale of $4.6, volume declines in collection of $6.2, fuel fees of $1.8, commodity price and volume declines of $0.6 and trucking revenue of $0.4.
Operating income from our East Segment increased by $8.0 for the six month period in 2015 compared to the 2014 period. The increase in operating income was driven by increased revenues, as discussed above, cost reduction efforts as a result of the reduction in force, lower fuel costs of $4.1, lower risk management expenses of $0.4 and lower bad debt expense of $0.8 as a result of an increased focus on customer collection efforts offset by less severe winter weather in the first quarter of 2015 compared to the first quarter of 2014.

Midwest Segment
Revenue decreased $2.0 or 0.8% for the six month period in 2015 compared to the 2014 period with the decline primarily attributable to decreased landfill volume related revenue mainly in special waste of $3.4, lower fuel fee revenue of $4.2, lower trucking revenue of $0.3 and lower recycling pricing of $3.0 due to declines in average commodity pricing offset by acquisitions, which contributed $3.2, price, excluding fuel fees of $4.5 and strong rolloff volumes of $1.4.
Operating income from our Midwest Segment increased by $6.2 for the six month period in 2015 compared to the 2014 period, which is attributable to decreased fuel expense, less severe winter weather in the first quarter of 2015 compared to 2014 and cost reduction efforts as a result of the reduction in force action.
Corporate Region
Operating loss decreased $6.7 for the six month period in 2015 compared to the 2014 period, primarily as a result of completing the rebranding and integration efforts and restructuring programs in connection with the Veolia acquisition and the cost reduction efforts as a result of the reduction in force action.

Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At June 30, 2015, the Company had negative working capital, which was driven by the annual payments due for landfill taxes in certain states. At December 31, 2014, the Company had negative working capital which was driven by repayments on the Revolver in the fourth quarter of 2014. The Company has more than adequate availability on its Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances (in millions):

	June 30, 2015	December 31, 2014

Cash and cash equivalents	$9.3	$1.0

Total restricted funds	$—	$0.2

Debt:
Current portion	$29.3	$25.3
Long-term portion	2,264.9	2,278.2
Total debt	$2,294.2	$2,303.5

Cash on hand increased primarily as a result of a decrease in days sales outstanding and increased cash flow from operations. Debt decreased primarily due to payments on the Term Loan B, partially offset by debt issuances associated with the financing of acquisitions and landfill expansion properties.

Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$129.3	$101.4
Net cash used in investing activities	(85.3)	(104.5)
Net cash used in financing activities	(35.7)	(4.1)
Cash Flows Provided by Operating Activities
We generated $129.3 of cash flows from operating activities during the six months ended June 30, 2015, compared with $101.4 during the six months ended June 30, 2014. The increase of $27.9 was driven primarily by the following factors:

•	Decrease in the days sales outstanding of accounts receivable.

•	Lower interest payments on debt due to refinancing of the Term Loan B and lower outstanding Term Loan B balances.

•	Lower spending on closure and post-closure events.

•	Reduced spending on integration and rebranding activities.
Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities
We used $85.3 of cash in investing activities during the six months ended June 30, 2015 compared with $104.5, a decrease of $19.2 during the six months ended June 30, 2014, which was primarily attributable to reduced capital spending of $13.2, proceeds from redemption of a debt security of $15.0, increased proceeds from the strategic divestitures of businesses of $10.4 offset by increased acquisition spending of $18.9.
Cash Flows Used In Financing Activities
During the six months ended June 30, 2015, net cash used in financing activities was $35.7 compared to $4.1 during the comparable 2014 period, a decrease of $31.6. The most significant items impacting the change in our financing cash flows for the six months ended June 30, 2015 and 2014 are noted below:

•	Reductions in the amount of borrowing on the Revolver of $25.0 due to increased increased cash flow from operating activities funding working capital needs and acquisitions.

•	Repayments of the Revolver and long-term debt totaled $62.2 during the six months ended June 30, 2015 compared to $64.4 during the six months ended June 30, 2014.

•	We returned capital to our Parent of $7.5 during the six months ended June 30, 2015 compared to $1.9 in the comparable period in 2014.
Senior Secured Credit Facilities
In November 2012, the Company entered into (i) a $1,800.0 term loan B facility (the “Term Loan B”) and (ii) a $300.0 Revolver (the Revolver and together with the Term Loan B, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions on the Term Loan B in February 2014 and February 2013, that reduced the applicable interest rate floor by 50 basis points and the applicable margin by 100 basis points, respectively. The Company paid down $24.0 outstanding principal amount of the Term Loan B during the six months ended June 30, 2015. See Note 4, Debt, to our unaudited condensed consolidated financial statements for the six months ended June 30, 2015 and 2014, for additional details regarding our Senior Secured Credit Facilities.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2015 and December 31, 2014, we had no amounts outstanding under our $300.0 Revolver. The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolver that is applicable when there are outstanding loans or letters of credit under the Revolver. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2015, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
The Company is subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00

At June 30, 2015, the total leverage ratio was 5.95:1:00.
8 1/4% Senior Notes due 2020
On October 9, 2012, the Company issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to an indenture between the Company, the guarantor party thereto and Wells Fargo Bank, National Association, as trustee. As of June 30, 2015, we were in compliance with the covenants under the Indenture. See Note 4, Debt, to our unaudited condensed consolidated financial statements for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—As of June 30, 2015, we have $8.3 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds and letters of credit. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements in the foreseeable future, although the mix of financial assurance instruments may change.
These financial instruments are issued in the normal course of business and are not considered company indebtedness. Because we currently have no liability for these financial assurance instruments, they are not reflected in our condensed consolidated balance sheets. However, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our condensed consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
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
Recently Issued and Proposed Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding revenue recognition from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated financial position, results of operations and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in the prices of fuel and commodities. We employ risk management strategies that may include the use of derivatives, such as interest rate cap agreements and fuel derivative contracts, to manage these exposures. We do not enter into derivatives for trading purposes. While we are exposed to credit risk in the event of non-performance by counterparties to our derivative agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-

performance. We monitor our derivative positions by regularly evaluating the positions at market and by performing sensitivity analysis over the fuel and variable rate debt exposures.

Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolver each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $12.8 change in interest expense.
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

To manage our exposure to volatility in fuel prices, the company enters into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. For fiscal 2015 and 2016, we utilized fuel derivative contracts to manage our exposure to fluctuations in fuel pricing and as of June 30, 2015 we had 11.9 gallons and 13.4 gallons, respectively under fixed price contracts. For a summary of our outstanding derivative instruments and changes in fair values as of and for the three and six months ended June 30, 2015 and 2014, respectively, see Note 5, Derivative Instruments and Hedging Activities, to our condensed consolidated financial statements of this Form 10-Q. Fuel price declines below the level of our derivative contracts may adversely affect us due to declines in fuel fee revenue that are not offset by lower pricing.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

August 12, 2015	ADS Waste Holdings, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer