Form 10-Q
period 2015-09-30
ADS Waste Holdings, Inc.
filed 2015-10-30
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 29, 2015 was 1,000 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this quarterly report on Form 10-Q, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended and are subject to the “safe harbor” created by those sections. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth in "Item 1A. Risk Factors".
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

•	risks that we are increasingly dependent on technology in our operations and, if our technology fails our business could be adversely affected;

•	risks relating to operational and safety risks, including the risk of personal injury to employees and others;

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

•	risks that alternatives to landfill disposal may cause our revenues and operating results to decline;

•	risks relating to our substantial indebtedness;

•	risks relating to our ability to implement growth strategy as and when planned; and

•	the other risks described in "Item 1A. Risk Factors".
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

ADS Waste Holdings, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$2.9	$1.0
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $5.0, respectively	178.3	188.0
Prepaid expenses and other current assets	26.3	34.2
Deferred income taxes	18.6	14.6
Total current assets	226.1	237.8
Restricted cash	—	0.2
Other assets, net	76.9	101.3
Property and equipment, net	1,632.3	1,663.9
Goodwill	1,169.2	1,166.9
Other intangible assets, net	359.1	379.9
Total assets	$3,463.6	$3,550.0
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$85.4	$94.7
Accrued expenses	144.7	130.7
Deferred revenue	57.9	60.0
Current maturities of landfill retirement obligations	31.9	29.2
Current maturities of long-term debt	12.5	25.3
Total current liabilities	332.4	339.9
Other long-term liabilities, less current maturities	53.9	61.2
Long-term debt, less current maturities	2,245.2	2,278.2
Accrued landfill retirement obligations, less current maturities	172.2	171.9
Deferred income taxes	162.7	169.9
Total liabilities	2,966.4	3,021.1
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,099.6	1,105.0
Accumulated other comprehensive income	—	1.5
Accumulated deficit	(602.4)	(577.6)
Total stockholder's equity	497.2	528.9
Total liabilities and stockholder's equity	$3,463.6	$3,550.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Service revenues	$361.3	$368.1	$1,046.8	$1,049.2
Operating costs and expenses
Operating	223.5	231.7	652.4	673.0
Selling, general and administrative	37.3	35.6	110.4	115.6
Depreciation and amortization	67.5	73.8	194.8	206.7
Acquisition and development costs	0.2	—	1.3	0.1
Loss on disposal of assets and businesses disposed and asset impairments	0.3	0.3	17.8	1.1
Restructuring charges	—	1.6	—	3.6
Total operating costs and expenses	328.8	343.0	976.7	1,000.1
Operating income	32.5	25.1	70.1	49.1
Other income (expense)
Interest expense	(34.2)	(35.4)	(104.0)	(105.7)
Other, net	(8.5)	1.7	(4.7)	2.9
Total other expense	(42.7)	(33.7)	(108.7)	(102.8)
Loss from continuing operations before income taxes	(10.2)	(8.6)	(38.6)	(53.7)
Income tax benefit	(4.7)	(1.3)	(13.8)	(12.0)
Loss from continuing operations	(5.5)	(7.3)	(24.8)	(41.7)
Discontinued operations
Loss from discontinued operations	—	—	—	(0.7)
Income tax benefit	—	(0.8)	—	(1.0)
Discontinued operations, net	—	0.8	—	0.3
Net loss	$(5.5)	$(6.5)	$(24.8)	$(41.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(5.5)	$(6.5)	$(24.8)	$(41.4)
Other comprehensive loss, net of tax	—	(2.0)	(1.5)	(2.7)
Comprehensive loss	$(5.5)	$(8.5)	$(26.3)	$(44.1)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2014	1,000	$—	$1,105.0	$1.5	$(577.6)	$528.9
Net loss	—	—	—	—	(24.8)	(24.8)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	(1.5)	—	(1.5)
Stock-based compensation expense	—	—	1.6	—	—	1.6
Capital contribution	—	—	0.5	—	—	0.5
Return of capital to parent company	—	—	(7.5)	—	—	(7.5)
Balance at September 30, 2015	1,000	$—	$1,099.6	$—	$(602.4)	$497.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADS Waste Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(24.8)	$(41.4)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	194.8	207.0
Change in fair value of derivative instruments	(8.7)	—
Amortization of interest rate cap premium	1.5	1.9
Amortization of debt issuance costs and original issue discount	14.5	14.0
Accretion on landfill retirement obligations	10.0	9.3
Accretion on capital leases, long-term debt, loss contracts and other long-term liabilities and amortization of deferred contract costs	1.9	1.7
Provision for doubtful accounts	2.7	2.9
Loss on disposition of assets	0.8	0.5
Impairment of assets	6.4	—
Loss (gain) on disposition of businesses	10.6	(0.6)
Gain on redemption of security	(2.5)	—
Stock option vesting	1.6	1.8
Deferred tax provision	(15.8)	(14.8)
Earnings in equity investee	(1.1)	0.1
Changes in operating assets and liabilities, net of businesses acquired
Decrease (increase) in accounts receivable	6.8	(4.2)
Decrease in prepaid expenses and other current assets	7.6	7.4
Decrease in other assets	0.9	1.8
Decrease in accounts payable	(1.8)	(0.2)
Increase in accrued expenses and other long-term liabilities	14.9	17.4
Decrease in unearned revenue	(2.5)	(3.1)
Capping, closure and post-closure expenditures	(11.2)	(6.7)
Net cash provided by operating activities	206.6	194.8
Cash flows from investing activities
Purchases of property and equipment and construction and development	(129.7)	(144.0)
Proceeds from sale of property and equipment	1.7	1.9
Proceeds from maturity of securities	15.0	—
Acquisition of businesses, net of cash acquired	(25.0)	(8.7)
Proceeds from sale of businesses	11.6	2.1
Net cash used in investing activities	(126.4)	(148.7)
Cash flows from financing activities
Proceeds from borrowings on long-term debt	35.0	75.0
Repayment on long-term debt	(103.9)	(100.0)
Deferred financing charges	—	(1.2)
Bank overdraft	(1.3)	—
Other financing activities	(1.1)	0.1
Capital contribution from parent	0.5	0.1
Return of capital to parent	(7.5)	(1.9)
Net cash used in financing activities	(78.3)	(27.9)
Net increase in cash and cash equivalents	1.9	18.2
Cash and cash equivalents, beginning of period	1.0	12.0
Cash and cash equivalents, end of period	$2.9	$30.2

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
Seven acquisitions were completed during the nine months ended September 30, 2015 for aggregate prices consisting of cash of $25.0 and notes payable of $3.3 subject to net working capital adjustments, which are expected to be completed within one year. Six acquisitions were completed during the nine months ended September 30, 2014 for a purchase price of $8.7. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
The Company disposed of certain businesses in the South segment for strategic reasons in June 2015 and recorded a loss on disposal of $10.9 for the nine months ended September 30, 2015. In connection with the sale, the Company impaired certain assets in the amount of $4.3 in the nine months ending September 30, 2015. Further, the Company strategically concluded not to pursue permitting on a landfill site and therefore recorded a non-cash impairment charge of $2.1 primarily for permitting costs in the nine months ended September 30, 2015. No impairments or loss on disposal of businesses were recorded for the three and nine months ended September 30, 2014.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries, Advanced Disposal Services South, LLC and HW Star Holdings, Corp. and their respective subsidiaries.
All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the balance sheet, results of operations, comprehensive loss, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In April 2015, the FASB issued guidance which requires debt issuance costs (other than those paid to a lender) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The balance sheet presentation of the Company's debt issuance costs and related debt liabilities will be affected beginning January 1, 2016. The Company is in the process of evaluating the impact on the balance sheet presentation.

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2014 and for the nine months ended September 30, 2015 are shown in the table below:

Balance at December 31, 2013	$184.3
Increase in retirement obligation	11.5
Accretion of closure and post-closure costs	13.5
Change in estimate	5.6
Costs incurred	(13.8)
Balance at December 31, 2014	201.1
Increase in retirement obligation	7.9
Accretion of closure and post-closure costs	10.0
Costs incurred	(11.2)
Divestiture of businesses	(3.7)
Balance at September 30, 2015	204.1
Less: Current portion	(31.9)
$172.2

4.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

	September 30, 2015	December 31, 2014
Revolving line of credit with lenders ("Revolver"), interest at applicable rate plus margin, as defined due quarterly; balance due at maturity in October 2017	$—	$—
Note payable; discounted at 7.3%, annual payments varied; balance due 2029	3.9	3.8
Note payable; discounted at 8.5%, annual payments of $0.2; balance due February 2018; collateralized by real property	—	0.6
Term loans ("Term Loan B"); quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin of 300 basis points at September 30, 2015 and December 31, 2014	1,685.5	1,749.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	26.5	23.3
Other debt	13.1	0.5
	2,279.0	2,327.2
Less: Original issue discount	(21.3)	(23.7)
Less: Current portion	(12.5)	(25.3)
	$2,245.2	$2,278.2

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the 8.25% senior notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary that is minor, as its revenues, income from continuing operations before taxes, assets and cash flow from operations is less than 3% of the Company's consolidated amounts. All guarantors are jointly and severally and fully and unconditionally liable. The Parent has no independent assets or operations and each subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolver and Letter of Credit Facilities
As of September 30, 2015, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in October 2017. As of September 30, 2015 and December 31, 2014, the Company had an aggregate of approximately $58.5 and $58.1 of letters of credit outstanding under its credit facilities. No other amounts were outstanding as of September 30, 2015 or December 31, 2014.
Debt Borrowings and Repayments
The Company repaid $35.0 under its Revolver, $63.5 on its Term Loan B and $5.4 on various other obligations in cash during the nine months ended September 30, 2015. The Company had $35.0 of borrowings on the Revolver during the nine months ended September 30, 2015 and issued notes payable and capital leases of $15.0 in connection with the purchase of land, an acquisition of a business and capital procurement.
In February 2014, the Company refinanced its Term Loan B in an amount equal to the outstanding principal at December 31, 2013 bearing interest at a LIBOR floor of 0.75% plus 300 basis points or the base rate as defined plus 200 basis points. No gain or loss was recorded upon the modification and total costs deferred and amortized over the remaining term of the loan in connection with the transaction were approximately $1.2 for nine months ended September 30, 2014. The covenants remained unchanged from the previous debt and the Company was in compliance with the covenants.

5.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate caps	Other assets	$0.2	$2.7
Derivatives Not Designated as Hedging Instruments
Fuel commodity derivatives	Other current liabilities	15.7	20.6
Fuel commodity derivatives	Other long term liabilities	2.9	6.7
Total derivatives		$18.4	$24.6

We have not offset fair value of assets and liabilities recognized for our derivative instruments.
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.4 and $0.3 for the three months ending September 30, 2015 and 2014, respectively and for the nine months ended September 30, 2015 and 2014 was $1.5 and $1.9, respectively. The notional amounts of the contracts aggregated were approximately $797.1 as of September 30, 2015 and expire in tranches through 2016.
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
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to losses of $9.3 and $0 for the three months ended September 30, 2015 and 2014, respectively and for the nine months ended September 30, 2015 and 2014 were losses of $9.5 and $0, respectively. The market price of diesel fuel is unpredictable and can fluctuate significantly. Significant volatility in the price of fuel could adversely affect the business and reduce the Company's operating margins. For fiscal 2015 and 2016, we have fuel derivative contracts to manage our exposure to fluctuations in fuel pricing and as of September 30, 2015 we have 5.9 gallons and 13.4 gallons, respectively under fixed price contracts with strike prices ranging from $2.20 to $2.84 per gallon. If the mean price of the high and the low exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the mean average price is less than the contract price per gallon, we pay the difference to the counterparty.

6.	Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended September 30, 2015 and 2014 was 46.1% and 15.1%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the three months ended September 30, 2015 was primarily due to a higher book loss than previously reported, as well as mix of income in the states in which the Company operates. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended September 30, 2014 was primarily due to recording additional valuation allowances against certain deferred tax assets. The Company’s effective income tax benefit rate for continuing operations for the nine months ended September 30, 2015 and 2014 was 35.8% and 22.3%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the nine months ended September 30, 2015 was primarily due to recording additional valuation allowance against certain deferred tax assets, as well as mix of income in the states in which the Company operates. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

nine months ended September 30, 2014 was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets.
As of September 30, 2015, we have $8.3 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

In November 2014, the Attorney General of the State of Vermont filed a complaint against the Company relating to the Moretown, Vermont landfill regarding alleged odor and other environmental-related noncompliances with environmental laws and regulations and environmental permits. In the complaint, the Attorney General requested that the State of Vermont Superior Court find the Company liable for the alleged noncompliances, issue related civil penalties, and order the Company to reimburse the State of Vermont for enforcement costs. While the complaint does not specify a monetary penalty, prior correspondence from the Attorney General of the State of Vermont indicates that it may seek a penalty of $450,000 relating to the alleged noncompliances.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

The Company is subject to various other proceedings, lawsuits, disputes and claims and regulatory investigations arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. Although we cannot predict the ultimate outcome and the range of loss cannot be currently estimated, we do not believe that the eventual outcome of any such action could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
Multiemployer Defined Benefit Pension Plans—Approximately 13.2% of the Company’s workforce is covered by collective bargaining agreements with various union locals across our operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which we contribute could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

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
The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating regions. Summarized financial information concerning its reportable segments for the three and nine months ended September 30, 2015 and 2014 are shown in the table below:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2015
South	$122.5	$21.4	$18.1
East	95.4	7.9	20.0
Midwest	143.4	17.5	27.3
Corporate	—	(14.3)	2.1
	$361.3	$32.5	$67.5

Three Months Ended September 30, 2014
South	$125.9	$18.8	$18.5
East	97.2	4.3	24.0
Midwest	145.0	16.7	28.9
Corporate	—	(14.7)	2.4
	$368.1	$25.1	$73.8

Nine Months Ended September 30, 2015
South	$368.6	$49.8	$54.6
East	272.8	16.4	56.7
Midwest	405.4	45.5	77.3
Corporate	—	(41.6)	6.2
	$1,046.8	$70.1	$194.8

Nine Months Ended September 30, 2014
South	$372.0	$54.3	$55.7
East	268.4	4.8	63.0
Midwest	408.8	38.5	81.7
Corporate	—	(48.5)	6.3
	$1,049.2	$49.1	$206.7

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

		Fair Value Measurement at September 30, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$2.9	$2.9	$—	$—	$—	$2.9
Derivative instruments - Asset position	0.2	—	0.2	—	—	0.2
Derivative instruments - Liability position	(18.6)	$—	(18.6)	$—	$—	$(18.6)
Total recurring fair value measurements	$(15.5)	$2.9	$(18.4)	$—	$—	$(15.5)

		Fair Value Measurement at December 31, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.0	$1.0	$—	$—	$—	$1.0
Restricted cash	0.2	0.2	—	—	—	0.2
Derivative instruments - Asset position	2.7	—	2.7	—	—	2.7
Derivative instruments - Liability position	(27.3)	$—	(27.3)	$—	$—	$(27.3)
Total recurring fair value measurements	$(23.4)	$1.2	$(24.6)	$—	$—	$(23.4)

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

The fair values of our fuel hedges and interest rate caps are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of September 30, 2015 and December 31, 2014, respectively.

The estimated fair value of the Company’s debt is as follows:

	September 30, 2015	December 31, 2014

Senior notes	$550.0	$550.0
Term loan B	1,660.2	1,692.2
	$2,210.2	$2,242.2
The carrying value of the Company’s debt at September 30, 2015 and December 31, 2014 was approximately $2,235.5 and $2,299.0, respectively.

10.	Stock-Based Compensation
During the nine months ended September 30, 2015, there were 4,750 annual and senior management and 6,410 strategic grant issuances under the Parent's stock option plan. For the nine months ended September 30, 2015, 1,812 annual and senior management options were forfeited and 3,722 strategic options were forfeited. Further, 117 annual and senior management options and 715 strategic options were exercised for the nine months ended September 30, 2015. As of September 30, 2015 there were 41,747 options outstanding under the annual and senior management plan and 41,700 outstanding under the strategic plan. The weighted average exercise price of annual and strategic stock options were $686 and $608, respectively and the weighted average grant date fair value of annual and strategic stock options were $291 and $331, respectively.
The weighted average remaining contractual term for the outstanding annual and senior management stock option plans was 6.3 years. The weighted average remaining contractual terms for the outstanding strategic option plan was 5.1 years. Total unrecognized compensation expense was approximately $3.5, which will be recognized over the next 2.4 years for annual awards and 3.6 years for strategic grants. For the three months ended September 30, 2015 and 2014, compensation expense was approximately $0.4 and $0.4, respectively. For the nine months ended September 30, 2015 and 2014, compensation expense was approximately $1.6 and $1.8, respectively.

ADS Waste Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in millions, except share data)

11.	Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholder's equity, are as follows:

Nine Months Ended September 30, 2015
Gains and Losses on Derivative Instruments (a)

Balance, December 31, 2014	$1.5
Other comprehensive loss before reclassifications, net of tax	—
Amounts reclassified from accumulated other comprehensive income	(1.5)
Net current period other comprehensive loss	(1.5)
Balance, September 30, 2015	$—

(a)Amounts in parentheses represent debits to accumulated other comprehensive income.

There were no significant amounts reclassified into accumulated other comprehensive income.
There were after tax reclassification adjustments of $0 and $0.1 for the three months ended September 30, 2015, and 2014, respectively. After tax reclassification adjustments decreased accumulated other comprehensive income by $1.5 and $0.1 primarily related to the interest rate caps for the nine months ended September 30, 2015 and 2014, respectively.

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
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 18 states across the Midwest, South and East regions of the United States, serving approximately 2.8 residential and 202,000 commercial and industrial ("C&I") customers through our extensive network of 93 collection operations, 74 transfer stations, 22 owned or operated recycling facilities and 39 owned or operated landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly-efficient and profitable collection operations with lower capital requirements.

Geographically, we focus our business principally in secondary, or less densely populated non-urban, markets where the presence of large national providers is generally more limited. We also compete selectively in primary, or densely populated urban, markets where we can capitalize on opportunities for vertical integration through our high-quality transfer and disposal infrastructure and where we can benefit from highly-efficient collection route density. We maintain an attractive mix of revenue from varying sources, including residential collections, C&I collections, landfill gas and special waste streams, and fees charged to third parties for disposal in our network of transfer stations and landfills, with limited exposure to commodity sales.
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Service revenues	$361.3	100.0%	$368.1	100.0%	$1,046.8	100.0%	$1,049.2	100.0%
Operating costs and expenses
Operating expenses	223.5	61.9%	231.7	62.9%	652.4	62.3%	673.0	64.1%
Selling, general and administrative	37.3	10.3%	35.6	9.7%	110.4	10.5%	115.6	11.0%
Depreciation and amortization	67.5	18.7%	73.8	20.0%	194.8	18.6%	206.7	19.7%
Acquisition and development charges	0.2	0.1%	—	—%	1.3	0.1%	0.1	—%
Loss on disposal of assets/business and impairment charges	0.3	0.1%	0.3	0.1%	17.8	1.7%	1.1	0.1%
Restructuring charges	—	—%	1.6	0.4%	—	—%	3.6	0.3%
Total operating costs and expenses	328.8	91.0%	343.0	93.2%	976.7	93.3%	1,000.1	95.3%
Operating income	$32.5	9.0%	$25.1	6.8%	$70.1	6.7%	$49.1	4.7%

Operating income increased $7.4 or 29.5% to $32.5 for the three months ended September 30, 2015 and increased $21.0 or 42.8% to $70.1 for the nine months ended September 30, 2015 as compared to the same periods in 2014. The increase for the three months ended September 30, 2015 as compared to the same period in 2014 was the result of reduced fuel expense and divestiture of lower margin business (Note 1 of the unaudited condensed consolidated financial statements), partially offset by lower special waste volumes in comparable 2015 period. The increase for the nine months ended September 30, 2015 as compared to the same period in 2014 was the result of completed acquisitions, growth in rolloff collection as a result of improved economic conditions, new municipal contracts particularly in the Detroit market, lower operating costs as a result of reduced fuel expense and lower selling, general and administrative costs due to cost control actions implemented in the latter half of fiscal 2014, as well as completion of the rebranding and integration efforts associated with the Veolia ES Solid Waste division acquisition, partially offset by lower special waste volumes, reduced revenue from sale of recyclables, reduced fuel fee revenue and higher repairs and maintenance costs.
Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel fees and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and C&I customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Our standard C&I service agreement is a five year renewable arrangement, and we have historically maintained strong relationships with our C&I customers. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years, in initial duration with subsequent renewal periods. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide commercial front load and temporary and permanent rolloff service offerings to our customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary rolloff customers due to the relatively short-term nature of most C&D projects.

Our transfer stations and landfills generate revenue from disposal or tipping fees. Revenues from our landfill operations consist of fees which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue consists of disposal or tipping fees and proceeds from the sale of recyclable commodities to third parties.

The amounts charged for collection, disposal, and recycling services may include fuel fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs and expenses to service an individual customer's account, but rather are designed to address and to help recover for changes in our overall cost structure and to achieve an operating margin acceptable to us.

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at municipal solid waste ("MSW") landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices and a small brokerage business (which we divested in 2015), which is earned by managing waste services for our customers.
The following table sets forth our consolidated revenues by line of business for the periods indicated (in millions and as a percentage of total services revenues).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Collection	$247.5	68.5%	$245.0	66.6%	$728.1	69.6%	$710.3	67.7%
Disposal	133.7	37.0%	136.1	37.0%	372.2	35.6%	368.7	35.1%
Sale of recyclables	7.0	1.9%	8.5	2.3%	18.8	1.8%	26.0	2.5%
Fuel fees and environmental fees	23.4	6.5%	24.1	6.5%	64.4	6.2%	69.2	6.6%
Other revenue	19.1	5.3%	25.0	6.8%	62.7	6.0%	71.4	6.8%
Intercompany eliminations	(69.4)	(19.2)%	(70.6)	(19.2)%	(199.4)	(19.0)%	(196.4)	(18.7)%
Total service revenues	$361.3	100.0%	$368.1	100.0%	$1,046.8	100.0%	$1,049.2	100.0%
Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014
Revenue for the three months ended September 30, 2015 was $361.3, a decrease of $6.8 or 1.8% from revenue of $368.1 for the three months ended September 30, 2014. The change was impacted by the following:

•
Collection revenue increased by $2.5 or 1.0%, of which $1.5 was from the commercial business, $0.9 was from the rolloff business primarily resulting from pricing initiatives and $2.8 was from acquisitions, net of divestitures. Partially offsetting the increase in collection revenue were declines in shale volumes of $2.1 and declines in residential revenue due to price concessions and strategic decisions not to renew or rebid lower margin contracts of $0.6.

•	Disposal revenue decreased by $2.4 or 1.8%, which was driven by declines in special waste volumes resulting from the timing and size of special waste projects and general market conditions.

•	Sale of recyclables decreased by $1.5 or 17.6%, as a result of a continued decline in average commodity prices and volume.

•	Fuel fees and environmental fees decreased by $0.7 or 2.9%, driven by decreased fuel fees which contributed $5.1 offset by increased environmental fees of $4.3.

•
Other revenue decreased by $5.9 or 23.6%, mainly due to the sale of a small brokerage business in April 2015 which contributed $4.6 of the decline, as well as declines in trucking revenue associated with lower special waste and shale volumes.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014
Revenue for the nine months ended September 30, 2015 was $1,046.8, a decrease of $2.4, or 0.2%, from revenue of $1,049.2 for the nine months ended September 30, 2014. The change was primarily impacted by the following:

•
Collection revenue increased by $17.8 or 2.5%, of which $5.7 was from residential volume primarily from new contract wins, $0.5 was from increased rolloff volumes, $7.0 was from price increases and $9.7 was contributed by acquisitions. Declines in shale volume offset collection revenue by $5.2.

•	Disposal revenue increased by $3.5 or 0.9%, which was driven primarily by higher disposal pricing, offset by declines in special waste volumes.

•	Sale of recyclables decreased by $7.2 or 27.7%, primarily resulting from decreases in pricing as a result of continued decline in average commodity prices.

•	Fuel fees and environmental fees decreased by $4.8 or 6.9% driven primarily by decreased fuel fees which contributed $12.8 offset by increased environmental fees.

•	Other revenue decreased by $8.7 or 12.2%, mainly due to the sale of a small brokerage business which accounted for $10.1 of revenue offset by sub-contracting or trucking revenue increases of $2.9.
Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Operating	$220.2	60.9%	$228.6	62.1%	$642.4	61.4%	$663.7	63.3%
Accretion of landfill retirement obligations	3.3	0.9%	3.1	0.8%	10.0	1.0%	9.3	0.9%
Operating expenses	$223.5	61.9%	$231.7	62.9%	$652.4	62.3%	$673.0	64.1%

Our operating expenses include the following:

•	Labor and related benefits which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

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

•
Accretion expense related to landfill capping, closure and post-closure is included in “Operating expenses” in our condensed consolidated income statements, but, it is excluded from the table below (refer to discussion below “Accretion of landfill retirement obligations and other long-term liabilities” for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Labor and related benefits	$72.4	20.0%	$71.3	19.4%	$214.0	20.4%	$209.7	20.0%
Transfer and disposal costs	51.0	14.1%	55.7	15.1%	146.2	14.0%	156.4	14.9%
Maintenance and repairs	32.7	9.1%	30.2	8.2%	92.7	8.9%	85.7	8.2%
Fuel	16.7	4.6%	25.9	7.0%	52.9	5.1%	79.3	7.6%
Franchise fees and taxes	17.9	5.0%	17.8	4.8%	50.2	4.8%	47.9	4.6%
Risk management	7.4	2.0%	6.9	1.9%	20.2	1.9%	21.0	2.0%
Other	22.1	6.1%	20.8	5.7%	66.2	6.3%	63.7	6.1%
Operating expenses, excluding accretion expense	$220.2	60.9%	$228.6	62.1%	$642.4	61.4%	$663.7	63.3%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Operating expenses decreased by $8.4 or 3.7% to $220.2 for the three months ended September 30, 2015 from $228.6 for the three months ended September 30, 2014. The change was due to the following:

•
Labor and related benefits increased by $1.1 or 1.5% to $72.4, of which approximately $2.1 was attributable to primarily to merit increases offset by disposal of certain businesses, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

•
Transfer and disposal costs decreased by $4.7 or 8.4% to $51, which was primarily attributable to decreased fuel surcharges from vendors, divestitures of certain businesses (Note 1 of the unaudited condensed consolidated financial statements), decreased trucking costs as a result of decreased special waste volumes and reduced sub-contract costs.

•
Maintenance and repairs expense increased by $2.5 or 8.3% to $32.7, due to the implementation of a standardized preventive maintenance plan on our collection fleet and landfill equipment and increased container repair costs related to increases in collection volume.

•	Fuel costs decreased $9.2 or 35.5% to $16.7, primarily resulting from decreases in fuel prices and converting trucks to compressed natural gas fuel, which is cheaper than diesel fuel.

•	Franchise fees and taxes increased $0.1 or 0.6% to $17.9 primarily due to changes in the mix of waste in disposal volumes.

•	Risk management expenses increased $0.5 or 7.2% to $7.4 primarily due to increased claim reserves during the quarter offset by favorable settlements of prior year claims.

•	Other operating costs increased $1.3 or 6.3% to $22.1 in 2015 as a result of increases in leachate costs due to wet weather and continued focus on enhancing safety programs.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014
Operating expenses decreased by $21.3, or 3.2%, to $642.4 for the nine months ended September 30, 2015 from $663.7 for the nine months ended September 30, 2014. The change was due to the following:

•
Labor and related benefits increased by $4.3 or 2.1% to $214.0, which was primarily attributable to merit increases and acquisition activity offset by disposal of certain businesses, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

•
Transfer and disposal costs decreased by $10.2 or 6.5% to $146.2, which was primarily attributable to decreased fuel surcharges from vendors, divestitures of certain businesses (Note 1 of the unaudited condensed consolidated financial statements), decreased trucking costs as a result of decreased special waste volumes and reduced sub-contract costs.

•
Maintenance and repairs expense increased by $7.0 or 8.2% to $92.7, due to the implementation of a standardized preventive maintenance plan on our collection fleet and landfill equipment and increased container repair costs related to increases in collection volume, as well as acquisition related expenditures.

•
Fuel costs decreased $26.4 or 33.3% to $52.9 primarily resulting from decreases in fuel prices per gallon, less severe weather, and converting trucks to compressed natural gas fuel which is cheaper than diesel fuel.

•	Franchise fees and taxes increased $2.3 or 4.8% to $50.2 primarily due to changes in the mix of waste in disposal volumes.

•
Risk management expenses decreased $0.8 or 3.8% to $20.2 primarily due to favorable settlements of prior year claims and an improvement in the development of existing claims compared to the same period in the prior year.

•
Other operating costs increased $2.5 or 3.9% to $66.2 in 2015 as a result of increases in leachate costs due to wet weather, increased gas system costs and our continued focus on enhancing safety programs.

Accretion of landfill retirement obligations
Accretion expense was $3.3 and $3.1 for the three months ended September 30, 2015 and three months ended September 30, 2014, respectively. The increase of $0.2 for the three months ended September 30, 2015 compared to the 2014 period was primarily attributable to the timing of certain capping obligations. Accretion expense was $10.0 and $9.3 for the nine months ended September 30, 2015 and nine months ended September 30, 2014, respectively. The increase of $0.7 for the nine months ended September 30, 2015 compared to 2014 was primarily attributable to the timing of certain capping obligations. For a discussion of factors affecting capping obligations, see the critical accounting policies in the Annual Report on Form 10-K.

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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Salaries	$22.8	6.3%	$21.9	5.9%	$68.1	6.5%	$69.1	6.6%
Legal and professional	3.8	1.1%	2.1	0.6%	9.2	0.9%	7.7	0.7%
Rebranding and integration costs	—	—%	0.4	0.1%	—	—%	3.9	0.4%
Other	10.7	3.0%	11.2	3.0%	33.1	3.2%	34.9	3.3%
Total selling, general and administrative expenses	$37.3	10.3%	$35.6	9.7%	$110.4	10.5%	$115.6	11.0%
Three months ended September 30, 2015 compared to Three months ended September 30, 2014
Our salaries expenses increased by $0.9 or 4.1% primarily attributable to severance charges of $0.4 in the quarter and merit raises during the 2015 period.
Legal and professional fees increased $1.7 or 81.0% to $3.8 primarily as a result of timing related to defense of legal matters and consideration of strategic transactions. Refer to Note 7 of the unaudited condensed consolidated financial statements.

Rebranding and integration costs are primarily comprised of professional fees, including legal, accounting, and rebranding costs and relate to rebranding all of the acquired and merged businesses’ trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. The decrease in the three months ended September 30, 2015 is a result of completing the overall programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses decreased $0.5 or 4.5% as a result of an increased focus on customer collection efforts, which resulted in reducing bad debt expense and other cost reduction efforts.
Nine Months Ended September 30, 2015 compared to nine months ended September 30, 2014
Our salaries expenses decreased by $1.0 or 1.4% primarily attributable to a reduction in force that occurred in August 2014, offset by merit raises.
Legal and professional fees increased $1.5 or 19.5% to $9.2 primarily as a result of timing related to defense of legal matters and strategic transactions. Refer to Note 7 of the unaudited condensed consolidated financial statements.

Rebranding and integration costs are mainly comprised of professional fees, including legal, accounting, and rebranding costs and relate to rebranding all of the acquired and merged businesses’ trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. These costs are mainly comprised of professional fees, including legal, accounting, and rebranding costs. The decrease in the nine months ended September 30, 2015 is a result of completing the overall programs associated with the rebranding and integration of the Veolia ES Solid Waste division acquisition.
Other selling, general and administrative expenses decreased $1.8 or 5.2% as a result of an increased focus on customer collection efforts, which resulted in reducing bad debt expense and other cost reduction efforts.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Depreciation, amortization and depletion of property and equipment	$56.4	15.6%	$63.2	17.2%	$162.3	15.5%	$175.0	16.7%
Amortization of other intangible assets	11.1	3.1%	10.6	2.9%	32.5	3.1%	31.7	3.0%
Depreciation and amortization	$67.5	18.7%	$73.8	20.0%	$194.8	18.6%	$206.7	19.7%
Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes of the consolidated financial statements in our Annual Report on Form 10-K for a further discussion of our accounting policies.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

Depreciation and amortization of property and equipment	$31.7	8.8%	$31.4	8.5%	$95.0	9.1%	$92.6	8.8%
Landfill depletion and amortization	24.7	6.8%	31.8	8.6%	67.3	6.4%	82.4	7.9%
Depreciation, amortization and depletion of property and equipment	$56.4	15.6%	$63.2	17.2%	$162.3	15.5%	$175.0	16.7%
Depreciation and amortization of property and equipment increased by $0.3 to $31.7 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 primarily due to acquisitions completed and new contract starts during the prior period. Depreciation and amortization of property and equipment increased by $2.4 to $95.0 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to acquisitions completed and new contract starts during the prior period. Landfill depletion and amortization decreased $7.1 to $24.7 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 primarily due to an increase in landfill densities, which drove a decrease in the overall landfill depletion rates and reduced volumes. Landfill depletion and amortization decreased $15.1 to $67.3 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to an increase in landfill densities, which drove a decrease in the overall landfill depletion rates and reduced volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $11.1 and $10.6 or as a percentage of revenue, 3.1% and 2.9%, for the three months ended September 30, 2015 and three months ended September 30, 2014, respectively. The increase in amortization expense is directly attributable to increased acquisition activity. Amortization of other intangible assets was $32.5 and $31.7 or as a percentage of revenue, 3.1% and 3.0%, for the nine months ended September 30, 2015 and nine months ended September 30, 2014, respectively. The increase in amortization expense is directly attributable to increased acquisition activity.

Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

We completed seven acquisitions during the nine months ended September 30, 2015 for a cash purchase price of $25.0 and notes payable of $3.3, subject to net working capital adjustments, which we expect to be completed within the year. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Six acquisitions were completed during the nine months ended September 30, 2014 for a purchase price of $8.7. The results of operations of each acquisition are included in our unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition.
Impairments
The Company disposed of certain businesses in June 2015 and recorded a loss on disposal of $10.9 for the nine months ended September 30, 2015. (Refer to Note 1 in the unaudited condensed consolidated financial statements) In connection with the sale in June 2015, the Company impaired certain assets in the amount of $4.3 in the nine months ended September 30, 2015. Further, the Company strategically allowed an inactive landfill permit to lapse and in connection with the permit lapse recorded a non-cash impairment charge of $2.1 primarily for permitting costs in the nine months ended September 30, 2015. No such amounts were recorded for the three and nine months ending September 30, 2014.
Other, net
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to an expense of $9.3 and $0 for the three months ended September 30, 2015 and 2014, respectively, and an expense of $9.5 and $0, respectively, for the nine months ended September 30, 2015 and 2014. Income from equity investee for the three months ended September 30, 2015 and 2014, respectively was $0.3 and $0.2 and for the nine months ended September 30, 2015 and 2014 was $1.1 and $0.8, respectively. The Company realized a gain on sale of $2.5 from the disposition of an investment security for the nine months ended September 30, 2015.

Interest Expense
The decrease in interest expense for the three and nine months ended September 30, 2015 is principally due to lower average debt balances and lower interest rates on the debt as a result of a re-pricing transaction that was effected on the Term Loan B in February 2014, which lowered the margin by 50 basis points as well as decreased average debt levels during the applicable period.
Income Taxes
The Company’s effective income tax benefit rate for continuing operations for the three months ended September 30, 2015 and 2014 was 46.1% and 15.1%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the three months ended September 30, 2015 was primarily due to a higher book loss than previously reported, as well as mix of income in the states in which the Company operates. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the three months ended September 30, 2014 was primarily due to recording additional valuation allowances against certain deferred tax assets. The Company’s effective income tax benefit rate for continuing operations for the nine months ended September 30, 2015 and 2014 was 35.8% and 22.3%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the nine months ended September 30, 2015 was primarily due to recording additional valuation allowance against certain deferred tax assets, as well as mix of income in the states in which the Company operates. The difference between income taxes computed at the federal statutory rate of 34% and reported income taxes from continuing operations for the nine months ended September 30, 2014 was primarily due to a permanent difference from an employee stock option plan and the effect of recording additional valuation allowance against certain deferred tax assets.
Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables (in millions):

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2015
South	$122.5	$21.4	$18.1
East	95.4	7.9	20.0
Midwest	143.4	17.5	27.3
Corporate	—	(14.3)	2.1
	$361.3	$32.5	$67.5

Three Months Ended September 30, 2014
South	$125.9	$18.8	$18.5
East	97.2	4.3	24.0
Midwest	145.0	16.7	28.9
Corporate	—	(14.7)	2.4
	$368.1	$25.1	$73.8

Nine Months Ended September 30, 2015
South	$368.6	$49.8	$54.6
East	272.8	16.4	56.7
Midwest	405.4	45.5	77.3
Corporate	—	(41.6)	6.2
	$1,046.8	$70.1	$194.8

Nine Months Ended September 30, 2014
South	$372.0	$54.3	$55.7
East	268.4	4.8	63.0
Midwest	408.8	38.5	81.7
Corporate	—	(48.5)	6.3
	$1,049.2	$49.1	$206.7
Comparison of Reportable Segments—Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
South Segment
Revenue decreased $3.4 or 2.7% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decline in revenue was due primarily to divestitures of lower margin businesses (Note 1 to the unaudited condensed consolidated financial statements) which accounted for approximately $7.0, lower landfill gas revenues of $0.8, lower commodity pricing of $0.4 and declines in fuel fee revenue contributed $1.4. Partially offsetting these declines were increases in collection, disposal, trucking and recycling volumes of $4.4 and increases in pricing, excluding fuel fee and recycling revenue, contributed $1.6.
Operating income from our South Segment increased by $2.6 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The improvement in operating income was driven by the disposal of low margin businesses Note 1 to the unaudited condensed consolidated financial statements), favorable developments from settlement of prior insurance claims and lower fuel costs.

East Segment
Revenue decreased by $1.8, or 1.9% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Volume decreases in all lines of business contributed $8.6 and reduced fuel fee revenue contributed $1.0. Offsetting these declines were price increases, excluding fuel fee revenue, contributed $5.2, acquisitions contributed $1.5 and increased other revenues of $0.9.
Operating income from our East Segment increased by $3.6 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in operating income was driven by lower depletion costs as a result of decreased capping costs, favorable developments from settlement of prior claims and lower fuel costs.

Midwest Segment
Revenue decreased $1.6 or 1.1% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, of which $4.0 was attributable to decreased landfill volumes, mainly in special waste, $0.8 was due to lower recycling revenue as a result of declines in average commodity pricing, $2.7 was due to lower fuel fee revenue and $0.4 was due lower trucking revenue. Partially offsetting the declines in revenue was acquisition related revenue of $3.0 and price increases, excluding fuel fee revenue, of $3.2.
Operating income from our Midwest Segment increased by $0.8 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, which is primarily attributable to favorable developments from the settlement of prior claims and lower fuel costs.
Corporate Region
Operating loss decreased $0.4 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily as a result of the completion of the integration efforts associated with the Veolia ES acquisition.
Comparison of Reportable Segments—Nine Months Ended September 30, 2015 compared to nine months ended September 30, 2014
South Segment
Revenue decreased $3.4 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Approximately $13.0 of the decline was due to divestitures of businesses (Note 1 to the unaudited condensed consolidated financial statements), $3.4 was due to declines in commodity revenue and $3.1 was due to declines in fuel fee revenue. Partially offsetting the declines noted above were $10.7 of increases in collection, landfill and recycling volumes and trucking revenue, as well as, pricing, excluding fuel fee revenue and commodity pricing, of $3.7 and acquisition revenue growth of $1.3.
Operating income from our South Segment decreased by $4.5 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Excluding the loss on disposal of businesses, assets and non-cash impairment charges, operating income would have increased $12.5 driven by stronger volumes as discussed above, lower fuel costs and cost reduction efforts that were implemented in the latter half of 2014.
East Segment
Revenue increased by $4.4 or 1.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. New municipal contracts contributed approximately $5.4, acquisitions contributed $4.8 and pricing, excluding fuel fee revenue, contributed $12.2. Partially, offsetting these amounts were declines in volumes in the collection, landfill (primarily special waste), recycling and trucking revenue of $17.0 and fuel fee revenue of $2.8.
Operating income from our East Segment increased by $11.6 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in operating income was driven by increased revenues, as discussed above, cost reduction efforts as a result of the reduction in force, lower fuel costs of $6.3, favorable development from settlement of prior claims and the less severe winter weather in the first three months of 2015 compared to the first three months of 2014.

Midwest Segment
Revenue decreased $3.4 or 0.8% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 with the decline mainly attributable to decreased landfill volume of $7.4 primarily in special waste, lower fuel fee revenue of $7.0, lower trucking revenue of $0.7 and lower recycling pricing of $3.8 due to declines in average commodity pricing. The declines were offset by acquisitions, which contributed $6.2, pricing, excluding fuel fee revenue and commodity pricing, of $7.6 and strong rolloff volumes of $1.8.
Operating income from our Midwest Segment increased by $7.0 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, which is attributable to decreased fuel expense, less severe winter weather in the first quarter of 2015 compared to 2014 and cost reduction efforts as a result of the reduction in force action partially offset by declines in special waste volumes.
Corporate Region
Operating loss decreased $6.9 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of completing the rebranding and integration efforts and restructuring programs in connection with the Veolia acquisition and the cost reduction efforts as a result a reduction in force.

Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At September 30, 2015, the Company had negative working capital, which was driven by the accrual for the annual payments due for landfill taxes in certain states and semi-annual interest accrual payments on the Company's outstanding 8 1/4% Senior Notes due 2020. At December 31, 2014, the Company had negative working capital which was driven by repayments on the Revolver in the fourth quarter of 2014. The Company has more than adequate availability on its Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances (in millions):

	September 30, 2015	December 31, 2014

Cash and cash equivalents	$2.9	$1.0

Total restricted funds	$—	$0.2

Debt:
Current portion	$12.5	$25.3
Long-term portion	2,245.2	2,278.2
Total debt	$2,257.7	$2,303.5

As of September 30, 2015, cash on hand increased primarily as a result of a decrease in days sales outstanding and increased cash flows from operations. Debt decreased primarily due to payments on the Term Loan B, partially offset by debt issuances associated with the financing of equipment, acquisitions and landfill expansion properties purchases.
Summary of Cash Flow Activity

The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$206.6	$194.8
Net cash used in investing activities	(126.4)	(148.7)
Net cash used in financing activities	(78.3)	(27.9)
Cash Flows Provided by Operating Activities
We generated $206.6 of cash flows from operating activities during the nine months ended September 30, 2015, compared with $194.8 during the nine months ended September 30, 2014. The increase of $11.8 was driven primarily by the following factors:

•	Decrease in the days sales outstanding of accounts receivable;

•	Reduced spending on integration and rebranding activities;

•	Lower operating expenses;

•	Lower interest payments on debt due to refinancing of the Term Loan B and lower outstanding Term Loan B balances;

•	Offset by increased spending on capping, closure and post-closure activities.

Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities
We used $126.4 of cash in investing activities during the nine months ended September 30, 2015 compared with $148.7 during the nine months ended September 30, 2014, a decrease of $22.3, which was primarily attributable to reduced capital spending of $14.3, proceeds from redemption of a debt security of $15.0, increased proceeds from the strategic divestitures of businesses of $9.5 offset by increased acquisition spending of $16.3.
Cash Flows Used In Financing Activities
During the nine months ended September 30, 2015, net cash used in financing activities was $78.3 compared to $27.9 during the nine months ended September 30, 2014, a decrease of $50.4. The most significant items impacting the change in our financing cash flows for the nine months ended September 30, 2015 and 2014 are noted below:

•	Reductions in the amount of borrowing on the Revolver of $40.0 due to increased cash flow from operating activities funding working capital needs and acquisitions.

•	Repayments of the Revolver and long-term debt totaled $103.9 during the nine months ended September 30, 2015 compared to $100.0 during the nine months ended September 30, 2014.

•	We returned capital to our Parent of $7.5 during the nine months ended September 30, 2015 compared to $1.9 in the comparable period in 2014.
Senior Secured Credit Facilities
In November 2012, we entered into (i) a $1,800.0 term loan B facility (the “Term Loan B”) and (ii) a $300.0 Revolver (the Revolver and together with the Term Loan B, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital

(USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions on the Term Loan B in February 2014 and February 2013, that reduced the applicable interest rate floor by 50 basis points and the applicable margin by 100 basis points, respectively. We paid down $63.5 outstanding principal amount of the Term Loan B during the nine months ended September 30, 2015. See Note 4, Debt, to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014, for additional details regarding our Senior Secured Credit Facilities.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2015, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. As of September 30, 2015 and December 31, 2014, the Company had an aggregate of approximately $58.5 and $58.1 of letters of credit outstanding under its credit facilities. No other amounts were outstanding as of September 30, 2015 or December 31, 2014.
The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolver that is applicable when there are outstanding loans or letters of credit under the Revolver. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of September 30, 2015, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
We are subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00

At September 30, 2015, the total leverage ratio was 6.00:1:00.
8 1/4% Senior Notes due 2020
On October 9, 2012, we issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to an indenture between the Company, the guarantor party thereto and Wells Fargo Bank, National Association, as trustee. As of September 30, 2015, we were in compliance with the covenants under the Indenture. See Note 4, Debt, to our unaudited condensed consolidated financial statements for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items

Uncertain Tax Positions—As of September 30, 2015, we have $8.3 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolver each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $12.9 change in interest expense.
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

To manage our exposure to volatility in fuel prices, the company enters into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, the Company must also continually monitor and adjust its risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. For fiscal 2015 and 2016, we utilized fuel derivative contracts to manage our exposure to fluctuations in fuel pricing and as of September 30, 2015 we had 5.95 gallons and 13.4 gallons, respectively under fixed price contracts. For a summary of our outstanding derivative instruments and changes in fair values as of and for the three and nine months ended September 30, 2015 and 2014, respectively, see Note 5, Derivative Instruments and Hedging Activities, to our unaudited condensed consolidated financial statements of this Form 10-Q. Settlements on fuel derivative contracts amounted to $7.1 and $0.1 for the three months ended September 30, 2015 and 2014, respectively and $18.2 and $0.1 for the nine months ended September 30, 2015 and 2014, respectively. Fuel price declines below the level of our derivative contracts may adversely affect us due to declines in fuel fee revenue that are not offset by lower pricing. A one-cent change in the underlying index would impact our other income by $0.2 million for the nine months ending September 30, 2015. Fuel price declines below the level of our derivative contracts may adversely affect us due to declines in fuel fee revenue that are not offset by lower costs.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

In November 2014, the Attorney General of the State of Vermont filed a complaint against the Company relating to the Moretown, Vermont landfill regarding alleged odor and other environmental-related noncompliances with environmental laws and regulations and environmental permits. In the complaint, the Attorney General requested that the State of Vermont Superior Court find the Company liable for the alleged noncompliances, issue related civil penalties, and order the Company to reimburse the State of Vermont for enforcement costs. While the complaint does not specify a monetary penalty, prior correspondence from the Attorney General of the State of Vermont indicates that it may seek a penalty of $450,000 relating to the alleged noncompliances.

The Company is subject to various other proceedings, lawsuits, disputes and claims arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. Although we cannot predict the ultimate outcome and the range of loss cannot be currently estimated, we do not believe that the eventual outcome of any such action could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
Item 1A. Risk Factors
We have a history of losses and may not achieve or sustain profitability in the future.
        We incurred net losses of $17.1, $117.8 and $192.6 for the years ended December 31, 2014, 2013 and 2012, respectively, and $24.8 and $41.4 for the nine month periods ended September 30, 2015 and 2014, respectively. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased in recent periods, we may not be able to sustain this revenue growth. In addition, our operating expenses have increased with our revenue growth.
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
        Our business and financial results would be harmed by downturns in the general economy, or in the economy of the regions in which we operate as well as other factors affecting those regions. In an economic slowdown, we experience the negative effects of decreased waste generation, increased competitive pricing pressure, customer turnover, reductions in customer service requirements, and customer business closings and bankruptcies. Two lines of business that could see a more immediate impact would be construction and demolition and special waste disposal. In addition, a weaker economy may result in declines in recycled commodity prices. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in positive improvement in our operating results or cash flows.
We may lose contracts through competitive bidding, early termination or governmental action.
        We derive a significant portion of our revenues from markets in which we have exclusive arrangements, including municipal contracts. Our municipal contracts are for a specified term and are or will be subject to competitive bidding in the future. Although we intend to bid on additional municipal contracts in our target markets, we may not always, or ever, be the successful bidder. In addition, some or all of our customers, including municipalities, may terminate their contracts with us prior to their scheduled expiration dates. Similar risks may affect contracts that we are awarded to operate municipally owned assets, such as landfills.
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
Our financial and operating performance may be affected by the inability in some instances to renew landfill permits, obtain new landfills or expand existing ones. Further, the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations.
        We currently own or operate 39 active landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease or renew landfill permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate generally must be renewed periodically (typically, every five to ten years). These operating permits often must be renewed several times during the permitted life of a landfill pursuant to a process that is often time-consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law or the imposition of burdensome terms and conditions that may adversely affect our results of operations. We may not be able to obtain new landfill sites in order to expand into new, non-exclusive markets or expand existing landfill sites in order to support acquisitions and internal growth in our existing markets because increased volumes would further shorten the lives of these landfills. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.
We could be precluded from entering into or maintaining permits or certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage.
        Public solid waste collection, recycling and disposal contracts, obligations associated with landfill closure and post-closure monitoring typically require us to obtain performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from multiple financial institutions. However, if we are unable to obtain financial assurance in the future in sufficient amounts from appropriately rated sureties or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage.
Our accruals for our landfill site closure and post-closure costs and contamination-related costs may be inadequate.
        We are required to pay capping, closure and post-closure maintenance costs for all of our landfill sites. Our obligations to pay closure or post-closure costs or other contamination-related costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs. In addition, subsequent to the completion or closure of a landfill site, we may be liable for unforeseen environmental issues, which could result in our payment of substantial remediation costs that could adversely affect our financial condition or operating results. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.
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
        We seek to grow through strategic acquisitions in addition to internal growth. We may engage in acquisitions in order to acquire or develop additional disposal capacity or businesses that are complementary to our core business strategy. We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. We may have to borrow money or incur liabilities in order to finance any future obligations and we may not be able to do so on terms favorable to us or at all. In addition, we may be unable to obtain the necessary regulatory approvals to complete potential acquisitions. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. Furthermore, acquired assets may be subject to liabilities and risks that were not identified at the time they were acquired.
The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate.
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
        Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis, and increased leachate disposal costs. Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather-related occurrences and other “event-driven” waste projects can boost revenues through heavier weight loads or additional work for a limited time period. These factors impact period-to-period comparisons of financial results.

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, result in adverse judgments, settlements or fines and create negative publicity.
        Individuals, citizens groups, trade associations, community groups or environmental activists may bring actions against us in connection with our operations that could interrupt or limit the scope of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments or other financial obligations. Any adverse outcome in such proceedings could harm our operations and financial results and create negative publicity, which could damage our reputation and competitive position. See Part II, Item 1. Legal Proceedings.
Fuel supply and prices may fluctuate significantly and we may not be able to pass on cost increases to our customers.
        The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries and other gas producers, regional production patterns, weather conditions, political instability in oil and gas producing regions and environmental concerns. We rely on fuel to run our collection and transfer trucks and our equipment used in our transfer stations and landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct and indirect operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs.
        To manage our exposure to volatility in fuel prices, we enter into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, we must also continually monitor and adjust our risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. During 2014, we utilized fuel derivative contracts to manage approximately 4.9 million gallons of our fuel purchases. We have utilized fuel derivative contracts to manage 17.85 million gallons as of September 30, 2015, and will utilize fuel derivative contracts to manage 5.95 million gallons for the last quarter of 2015. For 2016, we will utilize fuel derivative contracts to manage 13.4 million gallons. We may realize losses from these fuel derivative contracts.
        A portion of our contracts have cost pass-through provisions pursuant to which we pass through to our customers the incremental cost or benefit from higher or lower fuel prices, respectively. Since we economically hedge our fuel costs, depending on the extent and level of our fuel derivative contracts, we are subject to the risk that fuel prices will fall below the level of our fuel derivative contracts and we will have to pass such lower prices through to our customers resulting in lower fuel fee revenue, even though our fuel costs remain higher under our fuel derivative contracts.
        Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the United States Environmental Protection Agency (the “EPA”) sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements and separate volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must be renewable and must take into account the fuels' impact on reducing greenhouse gas (“GHG”) emissions. These regulations are one of many factors that may affect the cost of the fuel we use.
        Our operations also require the use of products (such as liners at our landfills) the costs of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel fees from our vendors.
We are expanding our compressed natural gas (“CNG”) truck fleet, which makes us increasingly dependent on the availability of CNG and CNG fueling infrastructure and vulnerable to CNG prices.
        We currently operate CNG trucks which make up a portion of our fleet. We plan to continue to transition an additional portion of our collection fleet from diesel fuel to CNG. However, CNG is not yet broadly available in North America; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. Until the public and third parties in North America broadly adopt CNG, which may not be on the timetable we anticipate, it will remain necessary for us to invest capital in CNG fueling infrastructure in order to power our CNG fleet. Concerns have been raised about the potential for emissions from fueling infrastructure that serve natural gas-fueled vehicles. New regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs.
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
        Our continued success will depend on our ability to attract and retain qualified personnel. We compete with other businesses in our markets for qualified employees. From time to time, the labor supply is tight in some of our markets. A shortage of qualified employees, such as truck drivers or mechanics, would require us to enhance our wage and benefits packages to compete more effectively for employees, to hire more expensive temporary employees or to contract for services with more expensive third-party vendors. Labor is one of our highest costs and relatively small increases in labor costs per employee could materially affect our cost structure. If we fail to attract and retain qualified employees, control our labor costs during periods of declining volumes or recover any increased labor costs through increased prices we charge for our services or otherwise offset such increases with cost savings in other areas, our operating margins could suffer. Disposal and related transportation costs are a significant cost category for us. If we incur increased disposal and related transportation costs to dispose of solid waste and if we are unable to pass these costs on to our customers, our operating results would suffer.
Efforts by labor unions could divert management attention and adversely affect operating results.
        From time to time, labor unions attempt to organize our employees. Some groups of our employees are represented by unions, and we have negotiated collective bargaining agreements with most of these groups. We are currently engaged in negotiations with other groups of employees represented by unions. Additional groups of employees may seek union representation in the future. From time to time, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or our employees, which could negatively impact our operating results. Negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to labor disruptions, such as union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our operating expenses could increase significantly, which could adversely affect our financial condition, results of operations and cash flows.
We could face significant withdrawal liability if we withdraw either individually or as part of a mass withdrawal from participation in any underfunded multiemployer pension plans in which we participate.
        We participate in a number of “multiemployer” pension plans administered by employer and employee trustees. We make periodic contributions to these plans pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if it is underfunded, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability that would be paid to any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.
Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

        As of September 30, 2015, we had approximately $2,279.0 of indebtedness outstanding and cash interest expense of $76.0 for the nine months ended September 30, 2015. We may incur additional debt in the future. This amount of our indebtedness could:
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
        Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the documents governing such indebtedness, which may entitle the lenders thereunder to accelerate the debt obligations. A default under any of our indebtedness could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt, or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.
A portion of our growth and future financial performance depends on our ability to integrate acquired businesses and the success of our acquisitions.
        One component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisitions. We may not achieve these goals unless we are able effectively to combine the operations of acquired businesses with our existing operations. Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. In addition, we are not always able to control the timing of our acquisitions. Our inability to complete acquisitions within the time frames that we expect may cause our operating results to be less favorable than expected.
        Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market conditions, including the price of crude oil, market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions. In addition, we may change our strategy with respect to a market or acquired businesses and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets. Similar risks may affect contracts that we are awarded to operate municipally owned assets, such as landfills.
Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.
        It is possible that the operations or sites we have acquired in the past, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws regardless of whether we caused or contributed to any conditions that result in such liabilities. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition or operating results. Furthermore, risks or liabilities of which we are unaware or we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.
Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
        The agreements governing our outstanding indebtedness and our existing senior secured credit facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants may limit our ability and the ability of our restricted subsidiaries, under certain circumstances, to, among other things:
• incur additional indebtedness and issue certain preferred stock;
• pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;
• place limitations on distributions from restricted subsidiaries;
• issue or sell capital stock of restricted subsidiaries;
• guarantee certain indebtedness;
• make certain investments;
• sell or exchange assets;
• enter into transactions with affiliates;
• create certain liens; and
• consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
        A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our existing revolving credit facility, permit the lenders to cease making loans to us.
We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
        We may enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should exchange rates decline to a point lower than our fixed rate commitments. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.
Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings.
        We maintain high deductible insurance policies for automobile, general, employer's, environmental, directors' and officers', employment practices and fiduciary liability as well as for employee group health insurance, property insurance and workers' compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.
We may record material charges against our earnings due to any number of events that could cause impairments to our assets.
        In accordance with U.S. generally accepted accounting principles (“GAAP”), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.
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
If we are not able to develop new service offerings or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.
        Our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect, new technologies. We may experience difficulties or delays in the research, development, production or marketing of new services, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new services to market. We and others in the industry are increasingly focusing on new technologies that provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a breakthrough technology that provides a revolutionary change in traditional waste management, our financial results may suffer.
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
        Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the U.S. Securities and Exchange Commission (the “SEC”) have focused on the integrity of financial reporting generally. The Financial Accounting Standards Board has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practice. In addition, many companies' accounting policies are being subjected to heightened scrutiny by regulators and the public. While our financial statements have been prepared in accordance with GAAP, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward.
We are subject to substantial governmental regulation and failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties and judgments, and impose limits on our ability to operate and expand.
        We are subject to potential liability and restrictions under environmental laws and regulations, including those relating to the transportation, recycling, treatment, storage and disposal of wastes, discharges of pollutants to air and water, and the remediation of contaminated soil, surface water and groundwater. Refer to Item 1 “Regulations” in our Annual Report on Form 10-K for further details. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate the emission of GHG. Our operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. Further restrictions could include:
• limitations on siting and constructing new waste disposal, transfer, recycling or processing facilities or on expanding existing facilities;
• regulations or levies on collection and disposal prices, rates and volumes;
• limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;
• mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or
• limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.
        Regulations affecting the siting, design and closure of landfills could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial. In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. These permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.
        We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.
        Legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste and certain types of flow control, or judicial interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.
        Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S.; however, state and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.
        Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics. The higher quality expectations resulting from initiatives such as Operation Green Fence can drive up operating costs in the recycling industry, particularly for single stream materials recovery facilities (“MRFs”). Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. If Operation Green Fence or other similar initiatives or new regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.

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
Future changes in regulations applicable to oil and gas drilling and production could adversely affect our energy services business.
        Demand in our energy services business may be adversely affected if drilling activity slows due to industry conditions beyond our control, in addition to changes in oil and gas prices. Changes in laws or government regulations regarding GHG emissions from oil and gas operations and/or hydraulic fracturing could increase our customer's costs of doing business and reduce oil and gas exploration and production by customers. Recently, there has been increased attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as protective disposal of drilling residuals. Increased regulation of oil and gas exploration and production and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services, decrease demand for our energy services business, and reduce our margins and revenue from such services.
Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.
        There is risk of incurring significant environmental, health and safety liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations have a negative impact on human health or cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially through acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Our operations include the hauling of medical waste and the hauling and disposal of asbestos. If, notwithstanding our efforts, we inadvertently arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner, we could be held liable. Any substantial liability for environmental damage or violations of health and safety laws and regulations could have a material adverse effect on our financial condition, results of operations and cash flows.
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
        We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments. At December 31, 2014, we had recorded approximately $6.1 million in environmental remediation liabilities. There can be no assurance that the cost of such potential cleanup or that our share of the cost will not exceed our estimates.
The adoption of climate change legislation or regulations restricting emissions of GHGs could increase our costs to operate.
        Our landfill operations emit methane, which is identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. On August 3, 2015, the EPA finalized the Clean Power Plan rule, which regulates CO2 emissions from existing power plants, and the Carbon Pollution Standards for new, modified, and reconstructed power plants. Also, on January 14, 2015, the Obama Administration announced the goal of limiting methane emissions via a host of proposed and anticipated regulations directed at the oil and gas industry. On August 18, 2015, the EPA proposed updated methane emissions standards for new and modified oil and gas emissions sources. On August 14, 2015, the EPA proposed updates to its 1996 Emission Guidelines for existing municipal solid waste landfills that would further reduce methane emissions, and, in a separate action, the EPA issued a supplemental proposal for reducing methane emissions from new and modified landfills. Comprehensive federal climate change legislation could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration (“PSD”) and Title V GHG Tailoring Rule, which expanded the EPA's federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when the Clean Air Act of 1970, as amended (the “Clean Air Act”), permits are required. In June 2015, the EPA and the Department of Transportation's National Highway Traffic Safety Administration proposed a national program that would establish the next phase of GHG emissions and fuel efficiency standards for medium and heavy-duty vehicles. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.
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
        As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource and new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of waste. We are increasingly competing with companies that seek to use parts of the waste stream as feedstock for renewable energy supplies. In addition, environmental initiatives, such as product stewardship and EPR, which hold manufacturers or other actors in the product life cycle responsible for the disposal of manufactured goods, may reduce the volume of products that enter the waste stream. Further, there may be changes in the laws that reclassify items in the waste stream as hazardous or that prohibit the disposal of certain wastes in our landfills. These alternatives and changes in laws may impact the demand for landfill space, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that we can charge for utilization of landfill space. As a result, our revenues and operating margins could be adversely affected.
        Counties and municipalities in which we own operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Such actions have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

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

October 30, 2015	ADS Waste Holdings, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer