Form 10-K
period 2015-12-31
Advanced Disposal Services, Inc.
filed 2016-03-04
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file no: 333-191109

Advanced Disposal Services, Inc.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Note: While the Registrant is a voluntary filer not subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has filed all required reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at March 4, 2016 was 1,000 shares.
Documents Incorporated by Reference:
None

Advanced Disposal Services, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2015

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this document, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities & Exchange of 1934, as amended. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

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

•	risks that alternatives to landfill disposal may cause our revenues and operating results to decline;

•	risks relating to our substantial indebtedness;

•	risks relating to our ability to implement growth strategy as and when planned; and

•	the other risks described in "Risk Factors."
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

ITEM 1. BUSINESS
(All dollar amounts are presented in millions, unless otherwise noted)

Advanced Disposal Services, Inc. (formerly "ADS Waste Holdings Inc." hereafter referred to as the "Company") is a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services operating primarily in secondary markets or under exclusive arrangements. We have a presence in 17 states across the Midwest, South and East regions of the United States as well as in the Commonwealth of the Bahamas, serving approximately 2.8 million residential and 202,000 commercial and industrial ("C&I") customers through our extensive network of 93 collection operations, 76 transfer stations, 21 owned or operated recycling facilities and 39 owned or operated landfills. Our headquarters are located in Ponte Vedra, Florida.
Our Strategy
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
Our operations are managed through three regional offices located in the South, Midwest and East regions of the United States. Each of the regions has a diversified portfolio of collection, transfer, landfill and recycling operations. The collection, transfer, landfill, and recycling operations within each of these operating regions are supervised by regional vice presidents with extensive experience in growing, operating and managing solid waste management companies within their local markets. Each regional vice president works with and supervises several district and general managers who manage facilities and operations.
The services we provide include non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers, as described below. The following table shows revenues contributed by these services for each of the three years presented:

	Year ended December 31,
	2015		2014		2013
Collection	$971.4	69.6%	$950.8	67.8%	$897.3	68.0%
Disposal	499.0	35.7%	492.8	35.1%	453.8	34.4%
Sale of recyclables	24.8	1.8%	33.5	2.4%	35.9	2.7%
Fuel fees and environmental fees	85.8	6.1%	92.8	6.6%	81.5	6.2%
Other	82.2	5.9%	95.5	6.8%	95.2	7.2%
Intercompany eliminations	(266.8)	(19.1)%	(262.4)	(18.7)%	(244.6)	(18.5)%
Total	$1,396.4	100.0%	$1,403.0	100.0%	$1,319.1	100.0%

Collection Services
We serve approximately 2.8 million residential and 202,000 C&I customers and over 800 municipalities through our 93 collection operations. We internalized 63% of the waste collected into our own landfills as of December 31, 2015. A total of 16% of our routed fleet uses compressed natural gas ("CNG"), which significantly reduces carbon emissions compared to diesel-fueled collection trucks. A total of 55% of our routed residential collection fleet uses automated side loader trucks, which helps to reduce employee injuries.

Our residential collection operations consist of curbside collection of residential refuse from small carts or containers into collection vehicles for transport to a disposal/recycling site. These services are typically performed either under long-term contracts with local government entities or on a subscription basis, whereby individual households contract directly with us for our collection services. Our municipal residential contracts generally allow for annual rate increases.

We generally secure our contracts with municipalities through a competitive bid process and such contracts give us exclusive rights to service all or a portion of the homes in the respective municipalities. These contracts generally range in term from three to ten years. Municipal contracts can be designed as either mandatory or non-mandatory franchises. Mandatory franchises allow us to become the exclusive provider of waste management services for the areas of the municipality included in the contract, which requires all residential customers within those areas to use our services for solid waste collection and disposal. Non-mandatory franchises allow us to retain the exclusive right to service the specified areas of the municipality, with no competitor permitted to offer services to residential customers, but residential customers may choose not to use our services.

The fees that we receive for residential collection on an individual subscription basis are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly or monthly in advance by the residential customers receiving the service and other residential services are paid in arrears. Residential revenue represents approximately 28% of our overall revenue.

For C&I operations, we supply our customers with waste containers suitable for their needs and rent or sell compactors to large waste generators. Standard service agreements with C&I customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. We generally bill commercial customers monthly in advance. Industrial customers are generally billed in arrears for our services. The customer generally may not cancel C&I standard service agreements for a period of 36 to 60 months from the start of service without incurring a cancellation penalty. In addition, contracts typically are renewed automatically unless the customer specifically requests cancellation. Our standard C&I service contracts generally allow for rate increases and represent about 36% of our overall collection revenue.

Our construction and demolition ("C&D") waste services provide C&D sites with rolloff containers and waste collection, transportation and disposal services. C&D services are typically provided pursuant to arrangements in which the customer provides 24-hour advance notice of its disposal needs and is billed on a "per pull" plus disposal basis. While the majority of our rolloff services are provided to customers under long-term contracts, we generally do not enter into contracts with our C&D customers that utilize temporary rolloff containers due to the relatively short-term nature of most C&D projects. Our temporary rolloff customers pay us in arrears for our services.
Disposal Services
Landfill disposal services represent the final stage in our vertically integrated waste collection and disposal services solution. We own or operate 32 municipal solid waste ("MSW") landfills, and 7 C&D landfills at December 31, 2015, enabling us to offer comprehensive service to our customers. For the year ended December 31, 2015, our landfills accepted 15.4 million tons of waste. We charge tipping fees to third parties.
As of December 31, 2015, our landfills had approximately 311.3 million cubic yards of utilized airspace and total permitted and deemed airspace of approximately 950.9 million cubic yards. Our active landfills that are currently accepting waste have an average of 37.5 years of aggregate remaining permitable and deemed permitable life with a capacity utilization of 33%. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
A total of 15 of our 39 active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at certain of our landfills. However, we cannot assure you that all proposed or future expansions will be permitted as designed.
We also have responsibility for 3 C&D and 2 MSW closed landfills, for which we have associated closure and post-closure obligations.
As part of our vertically integrated solid waste disposal services, we operate 76 transfer stations. Transfer stations receive, consolidate and transfer solid waste to landfills and recycling facilities. Transfer stations enable us to:

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

Revenue at transfer stations is primarily generated by charging tipping or disposal fees. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or material recycling facilities ("MRFs"). Transfer stations provide collection operations with a cost-effective means to consolidate waste and reduce transportation costs while providing our landfill sites with an additional “gate” to extend the geographic reach of a particular landfill site with the goal of increased internalization.
Recycling Services
We are focused on opportunistically developing our base of recycling facilities. There has been a growing interest in recycling, which is driven by public and private markets that are placing environmental stewardship as a top priority. This is evidenced by requests for proposals that incorporate alternate methods to manage the collection, processing and disposal of waste. Despite this growing interest, revenue from recyclables has decreased since 2013 primarily due to the decline in average commodity prices.
We have a network of 21 recycling facilities that we manage or operate. These facilities generate revenue through the collection, processing and sale of old corrugated cardboard, old newspaper, mixed paper, aluminum, glass and other materials. These recyclable materials are internally collected by our residential and industrial collection operations as well as third-party haulers.
Fuel and Environmental Fees
The amounts charged for collection, disposal, transfer, and recycling services may include fuel fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs to service an individual customer’s account, but rather are designed to help recover changes in our overall cost structure and to achieve an acceptable operating margin.
Other Services
Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at MSW landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices, and broker revenue (which we divested in 2015).
Customers
We provide services to a broad base of commercial, industrial, municipal and residential customers. No single customer individually accounted for more than 2% of our consolidated revenue in 2015.
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
Seasonality and Severe Weather
Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S. and reduced drilling activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause some of our mining and exploration customers to curtail their drilling programs, which could result in production of lower volumes of waste.
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
Federal Regulation
The following summarizes the primary federal environmental and occupational health and safety-related statutes that affect our facilities and operations:

The Resource Conservation and Recovery Act ("RCRA"), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. Occasionally, the condensates or other materials generated during our operations may be classified as a "regulated hazardous waste," and require special handling, transport and treatment. As a result, some of our operations are subject to RCRA, and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of hazardous waste. Owners and operators of facilities that generate hazardous waste must obtain an EPA ID number and comply with generator requirements, including proper containerization, storage, handling, transportation and disposal. RCRA also imposes extensive recordkeeping and reporting obligations. We incur costs in complying with these standards in the ordinary course of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA") which is also known as Superfund, provides for authorized federal authorities to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA's primary means for addressing such releases is to impose strict liability for cleanup of certain contaminated or disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is strict, joint and several and not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as an arranger, generator or transporter of hazardous substances disposed of at other locations.

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

The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large MSW landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards ("NSPS") and emission guidelines ("EG") controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology ("MACT") standards for MSW landfills subject to the NSPS. These regulations impose limits on air emissions from large MSW landfills, subject most of our large MSW landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA initially published a proposed landfill NSPS rule July 17, 2014. The new NSPS would apply to new or modified landfills, and impose requirements on independent operators of landfill gas and renewable natural gas facilities. On August 14, 2015, as part of the Obama Administration's Climate Action Plan - Strategy to Reduce Methane Emissions, the EPA issued a supplemental NSPS proposal for reducing emissions from new and modified landfills and, in a separate action, the EPA proposed updates to its 1996 Emission Guidelines for existing MSW landfills that would further reduce methane emissions. If implemented, these regulations would also require both new, modified and existing landfills to install pollution controls if nonmethane organic compounds emissions of landfill gas exceed 34 metric tons per year; closed landfills under the rule would remain subject to the current threshold of 50 metric tons per year. When the EPA issues the final NSPS rule, we will re-assess the capital and operating cost impact to our operations. If the EPA were to adopt more stringent requirements, capital expenditures and operating costs would increase. However, we do not believe that the regulatory changes would have a material adverse impact on our business as a whole.

In 2010, the EPA issued the Prevention of Significant Deterioration ("PSD") and Title V Green House Gases ("GHG") Tailoring Rule, which expanded the EPA's federal air permitting authority to include the six GHGs, including methane and carbon dioxide. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation.

In June 2013, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources, concluding that the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is required to obtain a PSD or Title V permit, although the court also concluded that the EPA can continue to require that PSD permits, which are otherwise required based on emissions of conventional pollutants, contain limitations on GHG emissions based on Best Available Control Technology. In May 2015, the D.C. Circuit upheld the EPA's authority to continue regulating GHG emissions at sources already subject to Title V permitting requirements for other pollutants. In November 2014, the EPA issued a policy memorandum advising that it intends to propose exempting biogenic carbon dioxide emissions from waste-derived feedstocks (MSW and landfill gas) from PSD and Title V air permitting. The EPA based this proposal on the rationale that those emissions are likely to have minimal or no net atmospheric contributions, or even reduce such impacts, when compared to an alternate method of disposal. As a result of this U.S. Supreme Court ruling and EPA policy action, the anticipated impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and results of operations is not expected to have a material impact on our operations or results.

On August 3, 2015, the EPA published the final Clean Power Plan setting CO2 emission performance standards for affected electric generating units and requiring states to submit State Implementation Plans for reducing GHG emissions from affected sources and meeting the state's CO2 emission reduction goals. The Clean Power Plan contemplates that states may choose to meet their emission reduction obligations through a variety of measures including landfill gas. The final Clean Power Plan and the Proposed Federal Implementation Plan notes that states may choose to rely on waste derived biogenic feedstocks in their future proposed compliance plans required by the proposed Clean Power Plan rules. This recognition by the EPA may create new or expanded opportunities for renewable energy projects.

Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule proposed in December 2014, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large MSW landfills and landfill gas to energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. As of December 31, 2015, we owned five landfill gas to energy facilities and we had twelve active projects at solid waste landfills where landfill gas was captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs, however, we do not believe that such regulations will have a material adverse impact on our business as a whole. The adoption of climate change legislation or regulations restricting emissions of GHGs could increase our costs to operate.

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

In 2011, the EPA published the Non-Hazardous Secondary Materials ("NHSM") Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published NSPS and EGs for commercial and industrial solid waste incineration units, and MACT Standards for commercial and industrial boilers. The EPA published clarifications and amendments to these rules in 2013, and there is litigation surrounding the rules. Although the recently published amendments are generally favorable to our industry, some of the potential regulatory interpretations are undergoing review and other regulatory outcomes may be dependent on case-by-case administrative determinations. These could have a significant impact on some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. Therefore, it is not possible to quantify the financial impact of these rulemakings or pending administrative determinations at the present time. However, we believe the rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.

In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of CCR. The regulations encourage beneficial use of CCR in encapsulated uses (e.g. used in cement or wallboard), and use according to established industry standards (e.g. application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted MSW landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at MSW landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and we believe the new standards will provide a potential growth opportunity for us. States may impose standards more stringent than the federal program, and we will be monitoring state implementation to determine impact.

Additionally, emission and fuel economy standards have been imposed on manufacturers of transportation vehicles (including waste collection vehicles). The EPA continues to evaluate and develop regulations to increase fuel economy standards and reduce vehicle emissions. Such regulations could increase the costs of operating our fleet, but we do not believe any such regulations would have a material adverse impact on our business as a whole.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration ("OSHA"), and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.
State and Local Regulation
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
Other Regulations
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
Emissions from Natural Gas Fueling and Infrastructure
We operate a fleet of 372 CNG vehicles and we plan to continue to transition a portion of our collection fleet from diesel fuel to CNG, in locations where it is cost beneficial. We have constructed and operate natural gas fueling stations. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. Additional regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business as a whole or our current plan to continue transitioning to CNG vehicles.

Liabilities Established for Landfill and Environmental Costs
We have established reserves for landfill and environmental costs, which include landfill site final capping, closure and post-closure costs and costs for contamination-related obligations. We periodically reassess such costs based on various methods and assumptions regarding landfill airspace and the technical requirements of Subtitle D of RCRA, and we adjust our rates used to expense final capping, closure and post-closure costs accordingly. Based on current information and regulatory requirements, we believe that our recorded reserves for such landfill and environmental expenditures are adequate. However, environmental laws and regulations may change, and we cannot assure you that our recorded reserves will be adequate to cover requirements under existing or new environmental laws and regulations, future changes or interpretations of existing laws and regulations, or adverse environmental conditions previously unknown to us.
Liability Insurance and Bonding
The nature of our business exposes us to the risk of liabilities arising out of our operations, including possible damages to the environment. Such potential liabilities could involve, for example, claims for remediation costs, personal injury, property damage and damage to the environment, claims of employees, customers or third parties for personal injury or property damage occurring in the course of our operations, or claims alleging negligence or other wrongdoing in the planning or performance of work. We also could be subject to fines and civil and criminal penalties in connection with alleged violations of regulatory requirements which could be significant. Our solid waste operations have third-party environmental liability insurance with limits in excess of those required by permit regulations, subject to certain limitations and exclusions. However, we cannot assure you that our environmental liability insurance would be adequate, in scope or amount, in the event of a major loss, nor can we assure you that we would continue to carry excess environmental liability insurance should market conditions in the insurance industry make such coverage costs prohibitive.
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

Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Claims in excess of self-insurance levels are insured subject to the excess policy limits and exclusions. Accruals are based on claims filed and actuarial estimates of claims development and claims incurred but not reported ("IBNR"). Due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased self-insurance retention levels and increased premiums. As we assume more risk for self-insurance through higher retention levels, we may experience more variability in our self-insurance reserves and expense.
In the normal course of business, we post performance bonds, insurance policies, letters of credit, or cash or marketable securities deposits in connection with municipal residential collection contracts, closure and post-closure of landfills, environmental remediation, environmental permits and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds. The amount of surety bonds issued by third parties at December 31, 2015 was $709.0 and our outstanding letters of credit amounted to $45.9.
Employees
As of December 31, 2015, we had approximately 5,500 employees, approximately 13% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes we have good relations with our employees.
AVAILABLE INFORMATION
Our corporate website address is http://www.advanceddisposal.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports available on our website free of charge as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.     RISK FACTORS
We have a history of losses and may not achieve or sustain profitability in the future.
We incurred net losses of $33.6, $17.1 and $117.8 for the years ending December 31, 2015, 2014 and 2013, respectively. We may not achieve profitability in the foreseeable future, if at all.
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
We also compete with counties, municipalities and solid waste districts that maintain or could in the future choose to maintain their own waste collection and disposal operations, including through the implementation of flow control ordinances or similar legislation. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing or government subsidies
We may lose contracts through competitive bidding, early termination or governmental action.
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
Our business and financial results would be harmed by downturns in the general economy, or in the economy of the regions in which we operate as well as other factors affecting those regions. In an economic slowdown, we experience the negative effects of decreased waste generation, increased competitive pricing pressure, customer turnover, reductions in customer service requirements, and customer business closings and bankruptcies. Two lines of business that could see a more immediate impact would be 1) construction and demolition and 2) special waste disposal. In addition, a weaker economy may result in declines in recycled commodity prices. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in positive improvement in our operating results or cash flows.
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
We currently own or operate 39 active landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease or renew landfill permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate generally must be renewed periodically (typically, every five to ten years). These operating permits often must be renewed several times during the permitted life of a landfill pursuant to a process that is often time-consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law or the imposition of burdensome terms and conditions that may adversely affect our results of operations. We may not be able to obtain new landfill sites in order to expand into new, non-exclusive markets or expand existing landfill sites in order to support acquisitions and internal growth in our existing markets because increased volumes would further shorten the lives of these landfills. It is also possible that the operation or expansion of existing landfills may become economically unfeasible based on management's assessment of permitting issues, acceptable waste streams, available volumes and operating costs, in which case we may abandon expansion plans or abandon or cease operations entirely at a particular landfill. Any such decision could result in impairment charges as well as ongoing costs for closure and site remediation. For example, in 2012 we determined that the expansion of our Moretown landfill was not economically feasible based upon the volume of permissible waste streams and we recorded an impairment charge of approximately $43.7 million. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Landfill Accounting—Amortization of Landfill Assets.’’
We could be precluded from entering into or maintaining permits or certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage.
Public solid waste collection, recycling and disposal contracts, and obligations associated with landfill closure and post-closure monitoring typically require us to obtain performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from multiple financial institutions. However, if we are unable to obtain financial assurance in the future in sufficient amounts from appropriately rated sureties or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage.
Our accruals for our landfill site closure and post-closure costs and contamination-related costs may be inadequate.
We are required to pay capping, closure and post-closure maintenance costs for all of our landfill sites. Our obligations to pay closure or post-closure costs or other contamination-related costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs. In addition, subsequent to the completion or closure of a landfill site, we may be liable for unforeseen environmental issues, which could result in our payment of substantial remediation costs that could adversely affect our financial condition or operating results. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Landfill Accounting—Amortization of Landfill Assets.’’
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
One component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisitions. We may not achieve these goals unless we are able to effectively combine the operations of acquired businesses with our existing operations. Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. In addition, we are not always able to control the timing of our acquisitions. Our inability to complete acquisitions within the time frames that we expect may cause our operating results to be less favorable than expected.
Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as the price of crude oil, market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions. In addition, we may change our strategy with respect to a market or acquired businesses and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets. Similar risks may affect contracts that we are awarded to operate municipally owned assets, such as landfills.
Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.
It is possible that the operations or sites we have acquired in the past, or which we may acquire in the future, have liabilities or risks with respect to former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations. As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire. Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations. Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws regardless of whether we caused or contributed to any conditions that result in such liabilities. In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage. A successful uninsured claim against us could harm our financial condition or operating results. Furthermore, risks or liabilities of which we are unaware or we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation and competitive position.
The seasonal nature of our business and "event-driven" waste projects cause our results to fluctuate.
Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S. and reduced drilling activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of waste.
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
To manage our exposure to volatility in fuel prices, we may enter into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, we must also continually monitor and adjust our risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. During 2014, we utilized fuel derivative contracts to manage approximately 4.9 million gallons of our fuel purchases. During 2015, we utilized fuel derivative contracts to manage approximately 23.8 million gallons of our fuel purchases. For the year ending December 31, 2016, we will utilize fuel derivative contracts to manage 13.4 million gallons. We may realize losses from these fuel derivative contracts.
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
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements and separate volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must be renewable and must take into account the fuels' impact on GHG emissions. These regulations are one of many factors that may affect the cost of the fuel we use.
Our operations also require the use of products (such as liners at our landfills), the costs of which may vary with the price of petrochemicals. An increase in the price of petrochemicals could increase the cost of those products, which would increase our operating and capital costs. We are also susceptible to increases in indirect fuel fees from our vendors.
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
We participate in a number of "multiemployer" pension plans administered by employer and employee trustees. We make periodic contributions to these plans pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to the plan if it is underfunded, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability that would be paid to any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.
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
In accordance with Generally Accepted Accounting Principles ("GAAP"), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.
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
Our implementation of and compliance with changes in accounting rules and interpretations could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations that we must comply with are complex and continually changing. Recent actions and public comments from the SEC have focused on the integrity of financial reporting. The Financial Accounting Standards Board (the "FASB") has recently introduced several new or proposed accounting standards, or is developing new proposed standards, which would represent a significant change from current industry practice. In addition, many companies' accounting policies are being subjected to heightened scrutiny by regulators and the public. While our financial statements have been prepared in accordance with GAAP, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements in the future.
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
Additionally, regulations establishing extended producer responsibility ("EPR") are being considered or implemented in many places around the world, including in the U.S. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S.; however, state and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our energy services business may be adversely affected if drilling activity slows due to industry conditions beyond our control, in addition to changes in oil and gas prices. Changes in laws or government regulations regarding GHG emissions from oil and gas operations and/or hydraulic fracturing could increase our customer's costs of doing business and reduce oil and gas exploration and production by customers. Recently, there has been increased attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as protective disposal of drilling residuals. Increased regulation of oil and gas exploration and production and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services, decrease demand for our energy services business and reduce our margins and revenue from such services.
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

•
local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject or seek to impose liability on us for environmental damage.

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
Our landfill operations emit methane, which is identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. On August 3, 2015, the EPA finalized the Clean Power Plan rule, which regulates CO2 emissions from existing power plants, and the Carbon Pollution Standards for new, modified, and reconstructed power plants. Also, on January 14, 2015, the Obama Administration announced the goal of limiting methane emissions via a host of proposed and anticipated regulations directed at the oil and gas industry. On August 18, 2015, the EPA proposed updated methane emissions standards for new and modified oil and gas emissions sources. On August 14, 2015, the EPA proposed updates to its 1996 Emission Guidelines for existing MSW landfills that would further reduce methane emissions, and, in a separate action, the EPA issued a supplemental proposal for reducing methane emissions from new and modified landfills. Comprehensive federal climate change legislation could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a PSD and Title V GHG Tailoring Rule, which expanded the EPA's federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when the Clean Air Act of 1970, as amended (the "Clean Air Act"), permits are required. In June 2015, the EPA and the Department of Transportation's National Highway Traffic Safety Administration proposed a national program that would establish the next phase of GHG emissions and fuel efficiency standards for medium and heavy-duty vehicles. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.
Future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results.
Various state and local governments have enacted, or are considering enacting, laws and regulations that restrict the disposal within the jurisdiction of solid waste generated outside the jurisdiction. In addition, some state and local governments have promulgated, or are considering promulgating, laws and regulations which govern the flow of waste generated within their respective jurisdictions. These "flow control" laws and regulations typically require that waste generated within the jurisdiction be directed to specified facilities for disposal or processing, which could limit or prohibit the disposal or processing of waste in our transfer stations and landfills. Such flow control laws and regulations could also require us to deliver waste collected by us within a particular jurisdiction to facilities not owned or controlled by us, which could increase our costs and reduce our revenues. In addition, such laws and regulations could require us to obtain additional costly licenses or authorizations to be deemed an authorized hauler or disposal facility.
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
Counties and municipalities in which we own and operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Such actions have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.

System security breaches could disrupt or damage our internal operations, information technology systems or reputation.

Computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted to provide payment processing services. As a result, we could incur significant expenses addressing problems created by these breaches. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system disruptions or data breaches.

Many states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached. Governmental focus on data security may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity. Lastly, our reputation may be damaged by any compromise of security, accidental loss or theft of customer data in our possession, which would negatively impact our business, financial condition or results of operations.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial condition and limit our financial flexibility.
As of December 31, 2015, we had approximately $2,315.7 of indebtedness outstanding and cash interest expense of $116.4 for fiscal 2015. We may incur additional debt in the future. This amount of our indebtedness could:

•	increase our vulnerability to general adverse economic and industry conditions or increases in interest rates;

•	limit our ability to obtain additional financing or refinancing at attractive rates;

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
Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the documents governing such indebtedness, which may entitle the lenders thereunder to accelerate the debt obligations. A default under any of our indebtedness could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.
Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on incurring additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The agreements governing our outstanding indebtedness and our existing Senior Secured Credit Facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants may limit our ability and the ability of our restricted subsidiaries, under certain circumstances, to, among other things:

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
We may enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should exchange rates decline to a point lower than our fixed rate commitments. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps. See Note 8, Derivative Instruments and Hedging Activities, to our audited consolidated financial statements included elsewhere in this Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located at 90 Fort Wade Rd, Ponte Vedra, Florida 32081, where we currently lease approximately 63,000 square feet of office space under a lease expiring through 2020. We also maintain regional administrative offices in North Carolina, Georgia and Illinois.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2015, we owned or operated 93 collection operations, 76 transfer stations, 39 active solid waste landfills and 21 recycling facilities in 17 states and the Bahamas. In aggregate, our active solid waste landfills total approximately 21,000 acres, including approximately 11,700 permitted and expansion acres. “Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions section included herein. We also own or have responsibilities for five closed landfills. We believe that our property and equipment are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found under the “Commitments and Contingencies” section of Note 20 of our consolidated financial statements included in Item 8 of this report and is incorporated herein by reference.

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

(In millions of dollars)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data (a):
Service revenues	$1,396.4	$1,403.0	$1,319.1	$537.9	$427.4
Costs and expenses:
Operating	866.6	896.1	832.8	336.7	261.8
Selling, general and administrative (b)	152.6	154.9	170.9	101.0	61.6
Depreciation and amortization	259.1	271.4	278.9	104.1	76.5
Acquisition and development costs	1.4	0.1	1.2	1.2	3.5
Loss on disposal of assets and asset impairments (c)	21.6	6.5	3.2	45.8	14.1
Restructuring	—	4.6	10.0	9.9	—
	1,301.3	1,333.6	1,297.0	598.7	417.5
Operating income (loss)	95.1	69.4	22.1	(60.8)	9.9
Interest expense	(138.0)	(141.5)	(163.1)	(49.4)	(24.5)
Other (expense)/income, net (d)	(10.1)	(25.9)	0.3	(8.1)	(4.3)
(Loss) income before income taxes	(53.0)	(98.0)	(140.7)	(118.3)	(18.9)
(Benefit) provision for income taxes (e)	(19.4)	(80.6)	(45.4)	(13.5)	3.5
Net loss from continuing operations	(33.6)	(17.4)	(95.3)	(104.8)	(22.4)
Income (loss) from discontinued operations, net of tax (f)	—	0.3	(22.5)	(89.2)	0.2
Net loss from continuing operations	(33.6)	(17.1)	(117.8)	(194.0)	(22.2)
Less: net loss attributable to non-controlling interest	—	—	—	(1.4)	(0.2)
Net loss	$(33.6)	$(17.1)	$(117.8)	$(192.6)	$(22.0)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$244.5	$243.2	$180.3	$55.2	$86.8
Net cash used in investing activities	$(197.4)	$(201.2)	$(154.8)	$(1,980.5)	$(133.7)
Net cash (used in)/provided by financing activities	$(47.5)	$(53.0)	$(32.3)	$1,937.2	$40.7
Consolidated Balance Sheet Data:
Total assets (h)	$3,422.3	$3,489.5	$3,554.2	$3,725.2	$1,371.0
Debt, including current portion (g) (h)	$2,247.1	$2,243.0	$2,259.3	$2,272.5	$435.8
Total stockholders’ equity	$489.8	$528.9	$551.5	$662.5	$721.5

(a)	We completed the Veolia Acquisition on November 20, 2012 and the results of operations have been consolidated from the date of acquisition.

(b)
Includes stock-based compensation expense. Stock-based compensation expense for all fiscal years presented was determined using the fair value method set forth in ASC 718, “Compensation—Stock Compensation.”

(c)
The Company disposed of certain businesses in the South segment for strategic reasons in June 2015 and recorded a loss on disposal of $10,900,000.0 for the twelve months ending December 31, 2015. Additionally, we recorded an impairment of $6.4 in connection with the strategic decision to divest certain businesses in the South Region and the decision not to pursue a landfill permit. In fiscal 2014, we recorded an impairment charge of $5.3 in connection with the decision to divest a small brokerage business. In fiscal 2012, we recorded an impairment charge of $43.7 in connection with recoverability testing performed on a long-lived asset.

(d)
Amounts included in other (expense)/income net for fiscal 2015 and 2014 contain unrealized and realized losses, net related to fuel derivative instruments of $15.4 and $27.3, respectively, and a gain on the sale of a debt investment security of $2.5 for fiscal 2015.

(e)
The Company completed a legal entity reorganization to achieve administrative efficiencies and as such recorded a valuation allowance release of $0.9 and $51.4 for fiscal 2015 and fiscal 2014, respectively, related to certain NOLs that are more likely than not to be utilized.

(f)	Amounts represent those operations that are considered to be discontinued operations. Refer to Item 8, Note 4 "Discontinued Operations" for further information.

(g)	Total debt includes capital lease obligations of $28.2, $23.3, $15.4, and $12.3 at December 31, 2015, 2014, 2013 and 2012, respectively.

(h)	Balances have been adjusted to reflect the retrospective adoption of Accounting Standard Update ("ASU") 2015-03, Interest - Imputation of Interest.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this report.
Overview

We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 17 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential and 202,000 C&I customers through our extensive network of 93 collection operations, 76 transfer stations, 21 owned or operated recycling facilities and 39 owned or operated landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly-efficient and profitable collection operations with lower capital requirements.

Geographically, we focus our business principally in secondary, or less densely populated non-urban, markets where the presence of large national providers is generally more limited. We also compete selectively in primary, or densely populated urban, markets where we can capitalize on opportunities for vertical integration through our high-quality transfer and disposal infrastructure and where we can benefit from highly-efficient collection route density. We maintain an attractive mix of revenue from varying sources, including residential collections, C&I collections, landfill gas and special waste streams, and fees charged to third parties for disposal in our network of transfer stations and landfills, with limited exposure to commodity sales. We also benefit from a high degree of customer diversification, with no single customer accounting for more than 2% of revenue for the twelve months ended December 31, 2015. Our business mix and large and diverse customer base, combined with our long term contracts and historically high renewal rates, provide us with significant revenue and earnings stability and visibility.

We intend to grow our business and expand the scope of our operations by adding new C&I customers, securing additional exclusive municipal contracts and executing value enhancing, tuck-in acquisitions, while maintaining a relentless focus on prudent cost management and pricing discipline. To this end, we are committed to investing in strategic infrastructure including the development and enhancement of our landfills, the conversion of our residential collection fleet to automated vehicles and the conversion of our collection fleet to CNG-fueled vehicles in certain markets in which we can achieve an attractive return on our investment. In addition to our focus on growing revenues and enhancing profitability, we remain financially disciplined through our careful management of returns on equity and capital deployed.

Our fiscal year ends December 31 of each year and we refer to the fiscal year ended December 31, 2015 as "fiscal 2015," the fiscal year ended December 31, 2014 as "fiscal 2014" and the fiscal year ended December 31, 2013 as "fiscal 2013".

How We Generate Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel fees and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and C&I customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Our standard C&I service agreement is a five-year renewable agreement. Management believes we maintain strong relationships with our C&I customers, which is supported by an approximate 10% commercial customer churn rate since we started tracking this information eight quarters ago. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years in initial duration, with subsequent renewal periods, and we have historically achieved a renewal rate of approximately 84% with these customers. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide commercial front load and temporary and permanent rolloff service offerings to our customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary rolloff customers due to the relatively short-term nature of most C&D projects.

Our transfer stations and landfills generate revenue from disposal or tipping fees. Revenues from our landfill operations consist of fees which are generally based on the type and weight or volume of waste being disposed at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue consists of disposal or tipping fees and proceeds from the sale of recyclable commodities to third parties.

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

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at MSW landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices, and a small brokerage business (which we divested in 2015).

Key Factors Affecting Our Results of Operations

Our results of operations are affected by our ability to complete tuck-in acquisitions and retain existing and win new municipal contracts at favorable margins. When we determine to pursue a new acquisition or contract, we focus particularly on operational efficiencies, including route optimization and our ability to leverage our network of landfills and transfer stations. We have completed 38 tuck-in acquisitions, primarily of collection operations, since the consummation of the Veolia Acquisition, and we have been awarded 120 new long-term exclusive municipal contracts. We also seek to divest lower margin businesses which may result in impairment charges in the period of sale but benefit us by allowing us to redeploy capital to higher margin businesses.

Our results of operations are also affected by the strength of the economy and the level of C&I activity near our collection operations. Economic conditions have a direct effect on construction, demolition, new business formations and roll-off activity which impacts volumes of C&I waste. Residential waste volumes are also impacted by economic conditions, although to a lesser extent. Special waste volume, such as coal ash, energy waste, soil projects and other industrial process waste, which is driven by C&I projects and other general economic conditions, can vary substantially year to year based on economic and industrial conditions as well as the timing and size of projects in proximity to our collection or disposal operations. For example, our special waste volume was particularly high in 2014, primarily driven by a number of large soil projects and a higher level of shale gas activity, which have not persisted in 2015. During periods of strong GDP growth, our business is fueled by increases in the C&D business, new business formations and new residential housing.

Our ability to maintain or increase the price of our services has a significant effect on our results of operations. Our focus on secondary markets enhances our ability to maintain or increase prices. We also intend to enter into contracts or service agreements that permit rate increases and contain favorable pricing structures.

We maintain a focus on prudent cost management and efficiency. We have implemented programs to increase sales productivity and pricing effectiveness, driver productivity, route optimization, maintenance efficiency and effective purchasing. Our ability to manage costs is a significant driver of our results.
Fuel costs represent a significant operating expense. When available, we implement a fuel fee that is designed to recover a portion of our direct and indirect increases in fuel costs. Furthermore, we seek to minimize fuel costs through route optimization and the adoption of more CNG vehicles in our fleet. See "Quantitative and Qualitative Disclosures About Market Risk-Fuel Price Risk."
Seasonality and Severe Weather
Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S., and lower volumes of energy waste due to reduced drilling activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause some of our mining and exploration customers to curtail their drilling programs, which could result in production of lower volumes of waste.

Adverse winter weather conditions can slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis and increased leachate disposal costs. Certain weather conditions, including severe storms, may result in temporary suspension of our operations, which can significantly impact the operating results of the affected areas. Conversely, weather related occurrences and other "event driven" waste projects can boost revenues through heavier weight loads or additional work for a limited time period. These factors impact period to period comparisons of financial results.

Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Year ended December 31,
	2015		2014		2013
Service revenues	$1,396.4	100.0%	$1,403.0	100.0%	$1,319.1	100.0%
Operating costs and expenses
Operating	866.6	62.1%	896.1	63.9%	832.8	63.1%
Selling, general and administrative	152.6	10.9%	154.9	11.0%	170.9	13.0%
Depreciation and amortization	259.1	18.6%	271.4	19.3%	278.9	21.1%
Acquisition and development costs	1.4	0.1%	0.1	—%	1.2	0.1%
Loss on disposal of assets and asset impairments	21.6	1.5%	6.5	0.5%	3.2	0.2%
Restructuring charges	—	—%	4.6	0.3%	10.0	0.8%
Total operating costs and expenses	1,301.3	93.2%	1,333.6	95.1%	1,297.0	98.3%
Operating income	$95.1	6.8%	$69.4	4.9%	$22.1	1.7%
Operating income increased in fiscal 2015 from fiscal 2014 due to the favorable net impact of acquiring higher margin businesses while divesting of lower margin operations, pricing gains, lower net fuel costs, which is defined as fuel expense less fuel recovery fees, reduced depreciation and amortization expense, lower risk management expense, decreased selling, general and administrative costs due to completion of the rebranding and integration efforts associated with the Veolia Acquisition, partially offset by lower special waste volumes, reduced revenue from sale of recyclables and higher repairs and maintenance costs.
Operating income increased $47.3, or 214.0%, in fiscal 2014 to $69.4 from $22.1 in fiscal 2013 as a result of organic growth, the full year impact of acquisitions, decreased selling, general and administrative costs, and lower restructuring charges.
Revenue
The following table sets forth our consolidated revenues for the periods indicated (in millions and as a percentage of our total revenue).

	Year ended December 31,
	2015		2014		2013
Collection	$971.4	69.6%	$950.8	67.8%	$897.3	68.0%
Disposal	499.0	35.7%	492.8	35.1%	453.8	34.4%
Sale of recyclables	24.8	1.8%	33.5	2.4%	35.9	2.7%
Fuel fees and environmental fees	85.8	6.1%	92.8	6.6%	81.5	6.2%
Other	82.2	5.9%	95.5	6.8%	95.2	7.2%
Intercompany eliminations	(266.8)	(19.1)%	(262.4)	(18.7)%	(244.6)	(18.5)%
Total	$1,396.4	100.0%	$1,403.0	100.0%	$1,319.1	100.0%

Fiscal Year Ended December 31, 2015 compared to 2014
Revenue for 2015 was $1,396.4, a decrease of $6.6, or 0.5%, from revenue of $1,403.0 in 2014. The change was primarily impacted by the following:

•
Collection revenue increased by $20.6, or 2.2%, of which $12.1 was contributed by acquisitions, $10.4 was from pricing gains, and $5.4 was from residential volume primarily from new contract wins. The increase was partially offset by reduced shale volume of $2.8 and decreased rolloff volume of $1.5.

•	Disposal revenue increased by $6.2, or 1.3%, which was driven primarily by higher pricing and increased transfer revenue in our South Region, offset by declines in special waste volumes.

•	Sale of recyclables decreased by $8.7, or 26.0%, primarily resulting from decreases in pricing as a result of continued decline in average commodity prices.

•	Fuel fees and environmental fees decreased by $7.0, or 7.5%, driven primarily by decreased fuel fees which contributed $18.6, partially offset by increased environmental fees of $10.4.

•	Other revenue decreased by $13.3, or 13.9%, mainly due to the sale of a small brokerage business which accounted for $14.0 of revenue in 2014.

Fiscal Year Ended December 31, 2014 compared to 2013
Revenue for 2014 was $1,403.0, an increase of $83.9, or 6.4%, from revenue of $1,319.1 in 2013. The increase in revenue in 2014 compared to 2013 was due to an increase in collection volume of $36.5, acquisition volume of $16.7, landfill volume of $19.6 and pricing of $19.6. Offsetting the increases in revenue were declines in volume within a brokerage business of $2.7, driven by the loss of contracts. The increase in the collection volume was driven primarily by strong residential growth of $18.8, which included new contract wins of approximately $8.6, increased rolloff volumes of $9.3 and increased commercial volume of $8.4. Landfill volume increases were driven by special waste projects and MSW waste, which contributed $14.0 and $4.4, respectively. Landfill pricing was driven by MSW and special waste increases, which accounted for $5.5 and $2.9 of the pricing increases. Fuel fees and environmental fees contributed $10.3 and was offset by headwinds from recycling pricing. All amounts presented in the foregoing paragraph are net of intercompany eliminations.
Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Year ended December 31,
	2015		2014		2013
Operating	$853.5	61.1%	$882.6	62.9%	$819.1	62.1%
Accretion of landfill retirement obligations	13.1	0.9%	13.5	1.0%	13.7	1.0%
Operating Expense	$866.6	62.0%	$896.1	63.9%	$832.8	63.1%
Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

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

•
Fuel costs, which include the direct cost of fuel used by our vehicles, net of fuel tax credits. We also incurs certain indirect fuel costs in its operations that are not taken into account in the foregoing sentence.

•	Franchise fees and taxes, which consist of municipal franchise fees, host community fees and royalties.

•	Risk management expenses, which include casualty insurance premiums and claims payments and estimates for claims incurred but not reported.

•	Other expenses, which include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs.

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Year ended December 31,
	2015		2014		2013
Labor and related benefits	$286.7	20.5%	$281.3	20.0%	$261.7	19.8%
Transfer and disposal costs	195.2	14.0%	207.8	14.8%	189.1	14.3%
Maintenance and repairs	123.7	8.9%	114.9	8.2%	102.5	7.8%
Fuel	66.6	4.8%	101.3	7.2%	99.7	7.6%
Franchise fees and taxes	67.1	4.8%	64.8	4.6%	57.1	4.3%
Risk management	25.9	1.9%	28.4	2.0%	23.5	1.8%
Other	88.3	6.3%	84.1	6.0%	85.5	6.5%
Total operating expenses	$853.5	61.1%	$882.6	62.9%	$819.1	62.1%
The cost categories shown above may not be comparable to similarly titled categories used by other companies.
Fiscal Year Ended December 31, 2015 compared to 2014
Operating expenses decreased by $29.1, or 3.3%, to $853.5 for 2015 from $882.6 in 2014. Operating expenses, as a percentage of revenue, decreased by 180 basis points in 2015 from 2014. The change was due to the following:

•
Labor and related benefits increased by $5.4, or 1.9%, to $286.7, which was primarily attributable to merit increases and acquisition activity partially offset by disposal of certain businesses, as discussed in Note 1 to the audited consolidated financial statements

•
Transfer and disposal costs decreased by $12.6, or 6.1%, to $195.2. The decrease was primarily attributable to divestitures of certain businesses (Note 1 to the audited consolidated financial statements), decreased fuel surcharges from vendors, decreased trucking costs as a result of decreased special waste volumes and reduced sub contract costs.

•
Maintenance and repairs expense increased by $8.8, or 7.7%, to $123.7. The increase was driven primarily by the implementation of a standardized preventative maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs and increased container repair costs related to increased collection volumes. Additionally, costs increased as a result of acquisition activity.

•
Fuel costs decreased $34.7, or 34.3%, to $66.6 primarily resulting from decreases in fuel prices per gallon, less severe weather, and converting trucks to compressed natural gas fuel which is cheaper than diesel fuel.

•	Franchise fees and taxes increased $2.3, or 3.5%, to $67.1 for 2015 primarily due to changes in the mix of waste in disposal volumes.

•
Risk management expenses decreased $2.5, or 8.8%, to $25.9 in 2015 primarily due to favorable settlements of prior year claims and an improvement in the development of existing claims compared to the same period in the prior year.

•
Other operating costs increased $4.2, or 5.0%, to $88.3 in 2015 as a result of increases in leachate costs due to wet weather, increased gas system costs, and increased costs to operate our facilities.

Fiscal Year Ended December 31, 2014 compared to 2013

Operating expenses increased by $63.5, or 7.8%, to $882.6 for fiscal 2014 from $819.1 in fiscal 2013. Operating expenses, as a percentage of revenue, increased by 80 basis points in fiscal 2014 over fiscal 2013. The change was due to the following:

•
Labor and related benefits increased by $19.6, or 7.5%, to $281.3. Approximately $4.2 of this increase was attributable to merit-based wage increases, $1.3 was attributable to weather-related impacts in the first quarter of fiscal 2014 and the remainder primarily due to acquisitions and increased overtime costs and temporary labor due to driver shortages.

•
Transfer and disposal costs increased by $18.7, or 9.9%, to $207.8. The increase was primarily driven by increased volume in the collection operation, increased third party disposal costs and higher transportation costs.

•
Maintenance and repairs expense increased by $12.4, or 12.1%, to $114.9. The increase was driven by weather impacts in the first quarter of fiscal 2014, as well as increased cost of parts and increased overtime wages due to a shortage of mechanics.

•
Fuel costs increased $1.6, or 1.6%, to $101.3, of which $0.4 was driven by weather impacts on the fuel burn in the first quarter of fiscal 2014, and the remaining increase was primarily attributable to acquisition volume.

•	Franchise fees and taxes increased $7.7, or 13.5%, to $64.8 during fiscal 2014 primarily due to increased volumes.

•	Risk management expenses increased $4.9, or 20.9%, to $28.4 during fiscal 2014 primarily due to adverse development in the severity of claims.

•
Other operating costs decreased $1.4, or 1.6%, to $84.1 in fiscal 2014, of which $0.6 was related to weather impacts in the first quarter of fiscal 2014 and an increase in the cost of leachate treatment due to wet weather and taxes and utilities at our operating sites.

Accretion of Landfill Retirement Obligations
Accretion expense was $13.1, $13.5 and $13.7 for fiscal 2015, 2014 and 2013, respectively. Accretion expense decreased by $0.4, or 3.0%, in 2015 from 2014 primarily due to the timing of certain capping obligations. Accretion expense decreased by $0.2, or 1.5%, in 2014 from 2013 primarily due to lower average interest rates and expenditures of capping and post-closure related costs.

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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2015		2014		2013
Salaries	$92.7	6.6%	$90.1	6.4%	$89.7	6.8%
Legal and professional	15.1	1.1%	10.7	0.8%	8.7	0.7%
Rebranding and integration costs	—	—%	7.1	0.5%	25.8	2.0%
Other	44.8	3.2%	47.0	3.3%	46.7	3.5%
Total selling, general and administrative expenses	$152.6	10.9%	$154.9	11.0%	$170.9	13.0%
Fiscal Year Ended December 31, 2015 compared to 2014
Salaries expenses increased by $2.6, or 2.9%, in fiscal 2015 compared to 2014 primarily due to merit increases provided to employees and the addition of management positions in preparation for potentially becoming a publicly traded company.
Legal and professional fees increased by $4.4, or 41.1%, in fiscal 2015 compared to 2014 primarily due to higher regulatory compliance costs and fees associated with the Company's public equity offering that was initiated but not finalized.

Rebranding and integration costs are mainly comprised of professional fees, including legal, accounting, and rebranding costs and relate to rebranding all of the acquired and merged businesses' trucks and containers and those costs expended to align the corporate and strategic operations of the acquired and merged businesses. The decrease of $7.1 in fiscal 2015 compared to 2014 is a result of the completing the overall programs associated with the rebranding and integration of the Veolia Acquisition.
Other selling, general and administrative expenses decreased by $2.2, or 4.5%, due to lower travel expenses and lower facility costs as a result of cost control measures.
Fiscal Year Ended December 31, 2014 compared to 2013
Salaries expenses increased by $0.4 in 2014 compared to 2013, but decreased 40 basis points as a percentage of revenue. The increase was primarily due to merit increases in fiscal 2014 offset by lower salaries expense related to a reduction in force that occurred in August 2014 and the resignation of an executive in the first quarter of 2014.
Legal and professional fees increased by $2.0 in 2014 compared to 2013 primarily as a result of increased fees related to defense of a legal matter. Refer to Note 20 "Commitments and Contingencies" in the audited consolidated financial statements included in Item 8 for further details regarding the legal matter.
Rebranding and integration costs were primarily related to the costs associated with the integration program from the acquisition of Veolia and other entities. The decrease of $18.7 in 2014 from 2013 is primarily a result of efforts to complete the integration program in fiscal 2014.
Other selling, general and administrative expenses increased by $0.3 but decreased 20 basis points as a percentage of revenue mainly due to an increase in bank charges and payroll processing costs.
Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Year ended December 31,
	2015		2014		2013
Depreciation, amortization and depletion of property and equipment	$216.3	15.5%	$229.1	16.3%	$236.7	17.9%
Amortization of other intangible assets and other assets	42.8	3.1%	42.3	3.0%	42.2	3.2%
Depreciation and amortization	$259.1	18.6%	$271.4	19.3%	$278.9	21.1%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2015		2014		2013
Depreciation and amortization of property and equipment	$127.5	9.1%	$122.8	8.7%	$141.8	10.7%
Landfill depletion and amortization	88.8	6.4%	106.3	7.6%	94.9	7.2%
Depreciation, amortization and depletion expense	$216.3	15.5%	$229.1	16.3%	$236.7	17.9%

Depreciation and amortization of property and equipment increased by $4.7, or 3.8%, for 2015 to $127.5 as compared to 2014, primarily due to acquisitions completed and new contract starts during the prior period. Depreciation and amortization of property and equipment decreased by $19.0 for 2014 as compared to 2013 to $122.8, primarily due to certain assets acquired in the Veolia transaction becoming fully depreciated, which were offset by acquisitions completed during the respective periods.
Landfill depletion and amortization decreased by $17.5, or 16.5%, for 2015 as compared to 2014 primarily due to an increase in landfill densities, which drove a decrease in the overall landfill depletion rates and reduced volumes. Landfill depletion and amortization increased by $11.4 in fiscal 2014 compared to fiscal 2013 due to increased costs associated with the increased disposal volume and cost of landfill construction.
Amortization of Other Intangible Assets and Other Assets
Amortization of other intangibles and other assets was $42.8, $42.3 and $42.2 for fiscal 2015, 2014 and 2013, respectively, or as a percentage of revenue, 3.0% to 3.2% for all years presented. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions

In fiscal 2015, we completed the acquisitions of twelve collection companies for aggregate consideration of approximately $56.3, of which $6.6 will be paid in future periods. Transaction costs related to these acquisitions were not significant for fiscal 2015.

In fiscal 2014, we completed the acquisitions of eight collection companies for aggregate cash consideration of approximately $8.6, of which $0.8 was paid in fiscal 2015. Transaction costs related to these acquisitions were not significant for fiscal 2014. Purchase price adjustments related to acquisitions in prior years amounted to approximately $2.1 for the year ended December 31, 2014.

In fiscal 2013, we completed the acquisitions of seventeen collection companies for aggregate cash consideration of approximately $31.3, of which $1.5 was paid in fiscal 2014. Transaction costs related to these acquisitions were not significant for fiscal 2013.

The amount of goodwill deductible for tax purposes was $100.8, $113.7 and $132.6 at December 31, 2015, 2014 and 2013, respectively.

Asset Impairments and Divestitures/Discontinued Operations
From time to time, we may divest certain components of our business. Such divestitures may be undertaken for a number of reasons, including as a result of a determination that a specified asset will no longer provide adequate returns to us or will no longer serve a strategic purpose in connection with our business.

We disposed of certain businesses in June 2015 and recorded a loss on disposal of $10.9 for fiscal 2015. In connection with the sale in June 2015, we impaired certain assets in the amount of $4.3. Further, we strategically allowed an inactive landfill permit to lapse and in connection with the permit lapse recorded a non-cash impairment charge of $2.1 primarily for permitting costs in the year ended December 31, 2015.
We entered into a letter of intent in December 2013 to sell certain assets in Panama City, Florida for approximately $2.0 and in connection with the planned divestiture recorded a non-cash impairment charge of $3.6 for fiscal 2013, as the fair value determined through the selling price was less than the carrying value. The sale was completed in January 2014. The results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.
In connection with the acquisition of Veolia ES Solid Waste division, we were required by the United States Department of Justice to divest of certain businesses. We completed the sale of certain assets and liabilities in the New York and New Jersey area for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder in the form of a mandatorily redeemable preferred security, which matures in 2017. The Company also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. In connection with the divestiture, the Company recorded an impairment charge of approximately $7.6 for fiscal 2013. The results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.
Losses from discontinued operations before income tax for fiscal 2015, 2014 and 2013 was $0.0, $0.7 and $29.6, respectively. The decreases in the loss from 2015 to 2014 and 2014 to 2013 were due to the completion of the sale of the businesses that were classified within discontinued operations.
Restructuring Charges

In fiscal 2015, no new restructuring plans were adopted and no restructuring costs were incurred.

In fiscal 2014, we recognized approximately $0.4 of severance costs, $0.6 of lease termination costs and $0.3 of relocation costs in the Midwest region; $0.4 of severance costs and $0.3 of relocation costs in the East region; $0.2 of severance costs and $0.8 of relocation costs in the South region; as well as $1.6 of primarily relocation costs for Corporate.

In fiscal 2013, we recognized approximately $2.5 of severance costs, $1.7 of lease termination costs and $2.3 of relocation costs in the Midwest region; $0.6 of lease termination costs in the East region; $0.3 of lease termination costs in the South region and $0.3 of other expenses; as well as $2.3 of severance costs for Corporate.

Other, Net

Changes in the fair value and settlements of the fuel derivative instruments are recorded in other (expense) income, net in the audited consolidated statements of operations and amounted to an expense of $15.4 and $29.0 for fiscal 2015 and 2014, respectively. Income from equity investee for fiscal 2015, 2014 and 2013 was $1.3, $1.2 and $0.8, respectively. We realized a gain on sale of $2.5 from the disposition of an investment security in fiscal 2015.

Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2015		2014		2013
Interest expense on debt and capital lease obligations	$119.4	8.6%	$123.1	8.8%	$140.1	10.6%
Accretion of original issue discounts and loan costs	19.5	1.4%	20.0	1.4%	17.6	1.3%
Amortization of terminated interest rate swaps	—	—%	—	—%	6.0	0.5%
Less: Capitalized interest	(0.9)	(0.1)%	(1.6)	(0.1)%	(0.6)	—%
Total Interest Expense	$138.0	9.9%	$141.5	10.1%	$163.1	12.4%
Interest expense decreased in fiscal 2015 from fiscal 2014 due to the benefit from lower debt levels on the Term Loan B Facility (as defined below) in fiscal 2015 compared to fiscal 2014. Interest expense decreased in fiscal 2014 from fiscal 2013 as a result of refinancing the Term Loan B Facility, which lowered the overall interest rate on the Term Loan B Facility by 50 basis points. Additionally, we benefited from lower debt levels on the Term Loan B Facility in fiscal 2014 compared to fiscal 2013.
Debt Modifications
We modified our Term Loan B Facility in February 2014 and 2013 and incurred approximately $1.3 and $22.5, respectively of costs in connection with the modifications, which were recorded as a reduction to long-term debt and are being amortized as and adjustment to interest expense using the effective interest rate method. The modification in February 2014 lowered the interest rate floor by 50 basis points and the modification in February 2013 lowered the margin by 100 basis points. No gain or loss was recorded upon consummation of the transaction, as it was treated as a modification of debt in accordance with current accounting guidance.

Income Taxes
Continuing Operations
Our benefit for income taxes from continuing operations was $19.4, $80.6 and $45.4, for fiscal 2015, 2014, and 2013, respectively. Our effective income tax rate was 36.6%, 82.2%, and 32.3% for 2015, 2014 and 2013, respectively. Our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
2015:
Our effective income tax rate for fiscal 2015 was higher than the enacted statutory rate due to the favorable impact of state and local taxes. Additionally, the favorable impact of a $0.9 release in recorded valuation allowance was recognized as we continued our plan of legal entity restructuring, designed to drive administrative and legal efficiencies. These favorable benefits were partially offset by the unfavorable impact of changes in state tax rates and non deductible transaction costs.
2014:
Our effective income tax rate for 2014 was higher than the enacted statutory rate due to a $51.4 valuation allowance release primarily related to a legal entity restructuring undertaken by us in order to drive administrative and legal efficiencies. As a result of the restructuring completed during the fourth quarter, we project that we will be able to utilize certain federal net operating losses ("NOLs") that previously required a full valuation allowance. We believe that it is more likely than not that the full benefit of these NOLs and net deferred tax assets will be realized.
2013:
Our effective income tax rate for 2013 was lower than the enacted statutory rate due to a $3.4 increase in recorded valuation allowance against certain federal and state NOLs, capital loss carryovers, and net deferred tax assets. We believe that it is more likely than not that the full benefit of these NOLs, capital loss carryovers, and net deferred tax assets will not be realized.
Discontinued Operations
We did not have any discontinued operations during fiscal 2015. Our benefit for income taxes from discontinued operations was $1.0 and $7.1 for fiscal 2014 and 2013, respectively. Our effective income tax rate was 142.9% and 24.0% for fiscal 2014 and 2013, respectively. Similar to income taxes from continued operations, our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
2014:
Our effective income tax rate for 2014 was higher than the enacted statutory rate due to the result of unanticipated tax benefits associated with prior divestitures that were realized upon the filing of our tax return.
2013:
Our effective income tax rate for 2013 was lower than the enacted statutory rate due to an increase in the valuation allowance of $2.7 related to the loss on asset disposals for which we will not receive a tax benefit.
State Audits
We are currently under audit by the state of Mississippi for the tax years 2011, 2012, and 2013.  At this time, no reserve balance has been recorded for any uncertain tax benefit recognized in the years related to this audit.

During 2013, we settled tax audits with the states of Florida and Mississippi.  The settlement of these audits resulted in $.1 of additional income tax expense for 2013.

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

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, is shown in the following tables (in millions):

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization
For the Year Ended December 31,
2015
South	$488.7	$66.9	$73.2
East	366.3	25.0	74.0
Midwest	541.5	61.1	103.8
Corporate	(0.1)	(57.9)	8.1
	$1,396.4	$95.1	$259.1
For the Year Ended December 31,
2014
South	$493.7	$72.2	$70.3
East	364.3	8.7	85.1
Midwest	545.2	51.2	108.1
Corporate	(0.2)	(62.7)	7.9
	$1,403.0	$69.4	$271.4
For the Year Ended December 31,
2013
South	$475.4	$66.4	$79.0
East	331.1	7.7	78.7
Midwest	512.6	39.6	112.6
Corporate	—	(91.6)	8.6
	$1,319.1	$22.1	$278.9
Comparison of Reportable Segments—Fiscal 2015 compared to Fiscal 2014
South Segment
Revenue for fiscal 2015 decreased $5.0 or 1.0% from fiscal 2014. Approximately $14.0 of the decline was due to the divestiture of businesses (see Note 1 "Business Operations" in the audited consolidated financial statements), $2.2 was due to declines in commodity revenue, and $1.3 was due to declines in fuel fee revenue. The decrease was partially offset by a $12.5 increase in disposal revenue impacted by stronger volumes and pricing gains.
Operating income from our South Region decreased by $5.3 or 7.3% from fiscal 2014. The decrease in operating income was driven by an increase in the loss on disposal of assets of $12.7, higher franchise fees of $3.9, higher repair and maintenance expense of $3.2, higher wages of $3.2, and increased sub contract costs of $2.2. The decreases were partially offset by a reduction in fuel expense of $13.7 and increases due to disposal volumes and pricing gains discussed above.
East Segment
Revenue for fiscal 2015 increased $2.0, or 0.5% from fiscal 2014. The segment’s revenue increase was driven by new contract wins and acquisitions, which accounted for approximately $12.3 and higher environmental fees of $2.6. The increase was partially offset by lower rolloff volume of $5.3, lower fuel recovery fees of $3.7, and lower disposal volume of $2.3.
Operating income from our East Region increased by $16.3, or 187%, from fiscal 2014 to $25.0 in fiscal 2015, which was primarily the result of lower depreciation and amortization of $11.1 due to an increase in landfill densities, lower fuel fees of $8.2, and reduced disposal costs of $1.7. The increase was partially offset by higher wages of $3.1 and higher repairs and maintenance expense of $2.8.

Midwest Segment
Revenue for fiscal 2015 decreased $3.7 or 0.7%, which is attributable to lower fuel recovery fees of $10.4, lower revenue from the sale of recyclables of $5.7, and lower special waste disposal volumes of $4.1. The decreases were partially offset by new contract wins and acquisitions, which accounted for approximately $10.8 and higher environmental fees of $5.7.
Operating income for 2015 increased $9.9 or 19.3%, which was driven by higher revenue from environmental fees of $5.7, lower depreciation and amortization expense of $4.3 due to an increase in landfill densities, and lower net fuel costs of $2.3. These increases were partially offset by higher repairs and maintenance expense of $2.8.
Corporate Segment
Operating loss decreased by $4.8, or 11.2%, to a loss of $57.9 in fiscal 2015 as a result of the completion of the merger and restructuring programs.
Comparison of Reportable Segments—Fiscal 2014 compared to Fiscal 2013
South Segment
Revenue for fiscal 2014 increased $18.3, or 3.8%, from fiscal 2013. The segment's revenue increase was driven by strong collection volume of $14.9, acquisition volume of $3.1 and MSW landfill pricing of $5.1, offset by headwinds from recycling pricing of $1.8 and lower trucking revenue and broker revenue of $4.6.
Operating income from our South Region increased by $5.8, or 8.7%, from fiscal 2013. The increase in operating income was driven by the revenue increases discussed above as well as a focus on reducing administrative costs, partially offset by the severe winter weather in the first quarter of fiscal 2014 which had an impact of $0.6.
East Segment
Revenue for fiscal 2014 increased $33.2, or 10.0%, from fiscal 2013. The segment's revenue increase was driven by new contract wins, which accounted for approximately $8.6, acquisition volume of $7.8, strong rolloff volume of $4.3, landfill volumes of $4.5 and pricing increases of approximately $5.7.
Operating income from our East Region increased by $1.0 from fiscal 2013 to $8.7 in fiscal 2014, which was impacted by adverse weather in the first quarter of fiscal 2014 by $2.5 higher repairs and maintenance costs, higher transportation and disposal costs, increased overtime costs and increased fuel costs.
Midwest Segment
Revenue for fiscal 2014 increased $32.6, or 6.4%, which was attributable to strong special waste volume of $10.1, acquisition volume of $5.8, overall strong collection volumes in all lines of business of $7.1 and pricing initiatives of $7.6, offset by headwinds from recycling pricing of $2.5.
Operating income for fiscal 2014 increased $11.6, or 29.3%, which was driven by the revenue generating activities described above, partially offset by the severe winter weather in the first quarter of fiscal 2014 of $1.9.
Corporate Segment
Operating loss decreased by $28.9 to a loss of $62.7 in fiscal 2014 as a result of the substantial completion of the costs associated with the rebranding and integration efforts and the merger and restructuring programs.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. From time to time, we may make distributions to our parent company in order for them to fund certain of their liabilities. For fiscal 2015 and 2014, those payments totaled approximately $7.5 and $9.1, respectively. At December 31, 2015, we had negative working capital which was driven by repayments on the Term Loan B Facility and cash used for acquisitions. At December 31, 2014, we had negative working capital which was driven by repayments of our

Term Loan B Facility and Revolving Credit Facility in the fourth quarter of fiscal 2014. We expect to have a working capital deficit for the foreseeable future as excess cash flows from operations are utilized to either complete acquisitions or pay additional amounts on our Term Loan B Facility.
We have more than adequate availability under our Revolving Credit Facility, which was $222.1, $241.9 and $221.3 at December 31, 2015, 2014 and 2013, respectively, to fund short term working capital requirements.
Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents, restricted cash and debt balances as of December 31, 2015 and 2014 (in millions):

	December 31,
	2015	2014
Cash and cash equivalents	$0.6	$1.0
Total restricted funds	$—	$0.2
Debt:
Current portion	$49.1	$25.3
Long-term portion	2,198.0	2,217.7
Total debt	$2,247.1	$2,243.0
Long-term debt decreased due to scheduled payments on the Term B Loan as well as prepayments of $15.5. The current portion of debt increased due to borrowings of $32.0 on the Revolving Credit Facility to fund acquisitions in the fourth quarter of fiscal 2015.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$244.5	$243.2	$180.3
Net cash used in investing activities	$(197.4)	$(201.2)	$(154.8)
Net cash used in financing activities	$(47.5)	$(53.0)	$(32.3)

Cash Flows Provided by Operating Activities
In fiscal 2015, we generated $244.5 of cash flows from operating activities compared to $243.2 in fiscal 2014, representing an increase of $1.3. The increase in 2015 is the result of a decrease in accounts receivable as a result of increased emphasis on collections offset by the impact of an increase in capping, closure and post closure expenditures as a result of several large capping projects during 2015. In 2014, we generated $243.2 of cash flows from operating activities compared to $180.3 in 2013, representing an increase of $62.9. The increase in 2014 is a result of lower integration and restructuring costs of approximately $18.7 and a focus on days sales outstanding as well as organic and acquisition growth year over year.
Cash Flows Used in Investing Activities
We used $197.4 of cash in fiscal 2015 for investing activities, of which $179.7 was utilized to acquire property and equipment and for landfill cell construction and development and $50.0 was utilized for acquisitions. Further, we divested certain businesses and received $14.7 in cash and we redeemed an investment and received $15.0 in proceeds.

We used $201.2 of cash in fiscal 2014 in investing activities, of which $196.4 was utilized to acquire property and equipment and for landfill cell construction and development and $9.9 was utilized for acquisitions. Further, we divested certain businesses and received $2.1 in cash related to those divestitures.

We used $154.8 of cash in investing activities in fiscal 2013, of which $158.1 was utilized to acquire property and equipment and for landfill construction and development, $29.8 was utilized to acquire new businesses and $20.6 was paid to settle the net working capital and net company debt adjustment related to the prior year Veolia Acquisition. Further, we divested certain businesses and received $50.4 in cash related to those divestitures, of which $45.2 was received upon sale and $5.0 was received through the maturity of a debt security.
Cash Flows Used in Financing Activities
Cash flows used in financing activities in fiscal 2015 were $47.5, as compared to $53.0 in fiscal 2014. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $153.4 and borrowed approximately $114.0 in fiscal 2015. Borrowings on the Revolving Credit Facility were utilized to fund working capital, acquisition of businesses and for interest payments on debt. Additionally, $7.5 of capital was returned to our parent during fiscal 2015.

Cash flows used in financing activities in fiscal 2014 were $53.0, as compared to $32.3 in fiscal 2013. In fiscal 2014, we incurred approximately $1.3 in costs paid to our lenders in connection with refinancing our Term Loan B Facility and payments of other costs associated with the original Term Loan B Facility. In fiscal 2013, we incurred approximately $22.9 in costs paid to our lenders in connection with refinancing our Term Loan B Facility and payments of other costs associated with the original Term Loan B Facility.

We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $141.3 and borrowed approximately $95.0 in fiscal 2014. Borrowings on the Revolving Credit Facility were utilized to fund working capital, acquisition of businesses and for payments on debt. Additionally, $9.0 of capital was returned to our parent during fiscal 2014.

We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $196.8 during fiscal 2013 and borrowed approximately $184.0 on the Revolving Credit Facility. Borrowings on the Revolving Credit Facility were utilized to fund acquisition of businesses and for interest payments on debt.
Senior Secured Credit Facilities
In November 2012, we entered into (i) a $1,800.0 term loan B facility (the “Term Loan B Facility”) and (ii) a $300.0 revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan B Facility, the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions on the Term Loan B Facility in February 2014 and 2013, respectively that reduced the applicable interest rate floor by 50 basis points and the applicable margin by 100 basis points, respectively. The Company paid down outstanding principal amounts of the Term Loan B Facility of $63.5 and $33.0, respectively during the years ended December 31, 2015 and 2014 related to the term loan. See Note 13, Long-Term Debt, to our consolidated financial statements for additional details regarding our Senior Secured Credit Facilities. The Term B Loan Facility matures in October 2019 and the Revolving Credit Facility matures in October 2017.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2015 and 2014, we had an aggregate of approximately $45.9 and $58.1 of letters of credit outstanding under our Senior Secured Credit Facilities. As of December 31, 2015 and 2014, we had $32.0 and $0.0 in borrowings outstanding under our Revolving Credit Facility. The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolving Credit Facility that is applicable when there are outstanding loans or letters of credit under the Revolving Credit Facility. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of December 31, 2015, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
The Company is subject to the following total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio

December 31, 2014 through December 30, 2015	7.50:1.00
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00
The actual total leverage ratio at December 31, 2015 and 2014 was 6.11:1.00 and 6.12:1.00, respectively.
8 1/4% Senior Notes due 2020
On October 9, 2012, the Company issued $550 aggregate principal amount of 8 1/4% Senior Notes, which mature in October 2020, pursuant to the Indenture between the Company and Wells Fargo Bank, National Association, as trustee. In December 2013, we exchanged all of the outstanding notes for registered notes with identical terms. As of December 31, 2015, we were in compliance with the covenants under the Indenture. See Note 13, Long-Term Debt, to our consolidated financial statements for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—As of December 31, 2015, we have $7.3 of liabilities associated with unrecognized tax benefits. These liabilities are primarily included as a component of “Other long-term liabilities” in our consolidated balance sheets because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
Financial Assurance
We must provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and related to our performance under certain collection, landfill and transfer station contracts. We satisfy these financial assurance requirements by providing surety bonds, letters of credit or trust deposits, which are included in restricted cash and marketable securities. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by applicable state environmental regulations. The financial assurance requirements for capping, closure and post-closure costs may be associated with a portion of the landfill or the entire landfill. Generally, states require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we must provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance requirements in the foreseeable future, although the mix of financial assurance instruments may change.
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
Contractual Commitments
We have various contractual obligations in the normal course of our operations and financing activities. The following table summarizes our contractual cash obligations as of December 31, 2015 (in millions):

	Operating Leases	Final Capping, Closure and Post-Closure (a)	Debt Payments (b)	Unconditional Purchase Commitments (c)	Total
2016	$5.8	$30.2	$159.5	$4.8	$200.3
2017	4.6	30.6	138.9	3.5	177.6
2018	4.2	23.1	133.1	3.6	164.0
2019	3.6	19.4	1,743.0	3.6	1,769.6
2020	3.0	18.1	598.2	3.7	623.0
Thereafter	18.7	191.3	11.7	49.2	270.9
Total	$39.9	$312.7	$2,784.4	$68.4	$3,205.4

(a)
The estimated remaining final capping, closure and post-closure and remediation expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2015.

(b)
Debt payments include both principal and interest payments on debt and capital lease obligations. Interest on variable rate debt was calculated at 3.75%, which is the LIBOR floor plus applicable spread in effect as of December 31, 2015.

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
Revenue Recognition
Revenues are generally recognized as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer or as services are rendered to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues are reported net of state landfill taxes. No single customer individually accounted for more than 2% of our consolidated revenue for the year ending December 31, 2015.
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
Annually we update our estimates for these obligations considering the respective State regulatory requirements, input from our internal engineers, operations, and accounting personnel and external consulting engineers. The closure and post-closure requirements are established under the standards of the EPA’s Subtitle D regulations as implemented and applied on a state-by-state basis. These estimates involve projections of costs that will be incurred as portions of the landfill are closed and during the post-closure monitoring period.
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by the 25-year average change in the historical Consumer Price Index ("CPI") (consistent historical rate which approximates historical CPI per government website of 2.50% from 1990 to 2015) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of our asset retirement obligations at December 31, 2015 is between 6.4% and 10.5%.
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
Amortization is recorded on a units-of-consumption basis, applying expense at a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through operating or lease arrangements, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.
Landfill site costs are depleted to zero upon final closure of a landfill. We develop our estimates of the obligations using input from our operations personnel, engineers and accountants and the obligations are based upon interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. The estimate of fair value is based upon present value techniques using historical experience and, where available, quoted or actual market prices paid for similar work.
The determination of airspace usage and remaining airspace is an essential component in the calculation of landfill asset depletion. This estimation is performed by conducting periodic topographic surveys, using aerial survey techniques, of our landfill facilities to determine remaining airspace in each landfill. The surveys are reviewed by our external consulting engineers, internal operating staff, management, and financial and accounting staff.
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

(4)	There are no known significant technical, community, business, or political restrictions or similar issues that would likely impair the success of the expansion; and

(5)	Financial analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact.
Senior management must have reviewed and approved all of the above. Of our 39 landfills, fifteen included deemed permitted airspace at December 31, 2015.
Upon successful meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates.
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
The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for fiscal 2015, 2014 and 2013.
Self-Insurance Reserves and Related Costs
Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, vehicle liability and workers’ compensation coverage at $0.5, $1.0 and $0.8, respectively as of December 31, 2015.

Accruals for self-insurance reserves are based on claims filed and estimate of claims incurred but not reported and are recorded gross of expected recoveries. The accruals for these liabilities could be revised if future occurrences of loss development differ significantly from our assumptions.
Loss Contingencies
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We record and disclose loss contingencies pursuant to the applicable accounting guidance for such matters.
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
Goodwill
Goodwill is the excess of the purchase price over the fair value of the net identifiable assets of acquired businesses. We do not amortize goodwill. Goodwill is subject to at least an annual assessment for impairment by evaluating quantitative factors.
We perform a quantitative assessment, or two-step impairment test, to determine whether goodwill is impaired at the reporting unit level. The reporting units are equivalent to our operating segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. We compare the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.

We perform our annual assessment as of December 31 of each year. The impairment test as of December 31, 2015 indicated the fair value of each reporting unit exceeded the carrying value. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations. We recorded no goodwill impairment charges for fiscal 2015, 2014 and 2013 in connection with the assessment.
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
Recently Issued and Proposed Accounting Standards

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for financial statements not previously issued. We elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Sub-Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As with ASU No. 2015-03, for a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The standard should be adopted retrospectively to each prior reporting period presented and adjusted to reflect the period-specific effects of applying the new guidance. We elected to adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not impacted by the adoption of this standard.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which changes the financial statement presentation of debt issuance costs to be a direct reduction to long-term debt, rather than presented as a long-term asset. The amortization of debt issuance costs will continue to be included in interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. We elected to adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements have been retrospectively adjusted.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for the Company beginning with the first quarter of fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $16.9 change in interest expense.
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

Because energy prices can fluctuate significantly in a relatively short amount of time, we must also continually monitor and adjust our risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of fiscal 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. For fiscal 2015 and 2016, we have utilized fuel derivative contracts to manage our exposure to fluctuations in fuel pricing and as of December 31, 2015 we had 13.4 million gallons under fixed price contracts. For a summary of our outstanding derivative instruments and changes in fair values as of and for the twelve months ended December 31, 2015 and 2014, see Note 8, Derivative Instruments and Hedging Activities, to our consolidated financial statements in Item 8 of this Form10-K.

Settlements on fuel derivatives which resulted in cash payments amounted to $26.5 and $1.8 for fiscal 2015 and 2014, respectively. A one-cent change in the underlying index would impact our other income by $0.1 for fiscal 2016 based on the number of gallons currently hedged. Fuel price declines below the level of our derivative contracts may adversely affect us due to declines in fuel fee revenue that are not offset by lower pricing.

A portion of our contracts have cost pass-through provisions pursuant to which we pass through to our customers the incremental cost or benefit from higher or lower fuel prices, respectively based on third party indices. Since we economically hedge our fuel costs, depending on the extent and level of our fuel derivative contracts, we are subject to the risk that fuel prices will fall below the level of our fuel derivative contracts and we will have to pass such lower prices through to our customers resulting in lower fuel fee revenue, even though our fuel costs remain higher under our fuel derivative contracts.

Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements and separate volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must be renewable and must take into account the fuels' impact on reducing GHG emissions. These regulations are one of many factors that may affect the cost of the fuel we use.
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
Commodities Prices
We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes and mix of materials, we believe a ten dollar per ton change in the price of recyclable materials will change revenue and operating income by approximately $6.0 and $4.7, respectively, on an annual basis.
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
Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder's of
Advanced Disposal Services, Inc.
We have audited the accompanying consolidated balance sheets of Advanced Disposal Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Disposal Services, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Independent certified public accountants
Jacksonville, FL
March 4, 2016

Consolidated Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2015 and 2014

(In millions of dollars, except shares)

	2015	2014
Assets
Current assets
Cash and cash equivalents	$0.6	$1.0
Accounts receivable, net of allowance for doubtful accounts of $4.4 and $5.0, respectively	177.5	188.0
Prepaid expenses and other current assets	33.4	34.2
Deferred income taxes	—	14.6
Total current assets	211.5	237.8
Restricted cash	—	0.2
Other assets, net	22.9	40.8
Property and equipment, net	1,649.9	1,663.9
Goodwill	1,173.5	1,166.9
Other intangible assets, net	364.5	379.9
Total assets	$3,422.3	$3,489.5
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$98.1	$94.7
Accrued expenses	135.7	130.7
Deferred revenue	63.1	60.0
Current maturities of landfill retirement obligations	30.2	29.2
Current maturities of long-term debt	49.1	25.3
Total current liabilities	376.2	339.9
Other long-term liabilities	55.8	61.2
Long-term debt, less current maturities	2,198.0	2,217.7
Accrued landfill retirement obligations, less current maturities	163.5	171.9
Deferred income taxes	139.0	169.9
Total liabilities	2,932.5	2,960.6
Stockholder's equity
Common stock: $.01 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,101.0	1,105.0
Accumulated other comprehensive income	—	1.5
Accumulated deficit	(611.2)	(577.6)
Total stockholder's equity	489.8	528.9
Total liabilities and stockholder's equity	$3,422.3	$3,489.5
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Operations

(In millions of dollars)

	Year Ended December 31,
	2015	2014	2013
Service revenues	$1,396.4	$1,403.0	$1,319.1
Operating costs and expenses
Operating expenses (exclusive of items shown separately below)	866.6	896.1	832.8
Selling, general and administrative	152.6	154.9	170.9
Depreciation and amortization	259.1	271.4	278.9
Acquisition and development costs	1.4	0.1	1.2
Loss on disposal of assets and asset impairments	21.6	6.5	3.2
Restructuring charges	—	4.6	10.0
Total operating costs and expenses	1,301.3	1,333.6	1,297.0
Operating income	95.1	69.4	22.1
Other (expense) income
Interest expense	(138.0)	(141.5)	(163.1)
Other, net	(10.1)	(25.9)	0.3
Total other expense	(148.1)	(167.4)	(162.8)
Loss from continuing operations before income taxes	(53.0)	(98.0)	(140.7)
Income tax benefit	(19.4)	(80.6)	(45.4)
Loss from continuing operations	(33.6)	(17.4)	(95.3)
Discontinued operations
Loss from discontinued operations before income tax	—	(0.7)	(29.6)
Income tax benefit	—	(1.0)	(7.1)
Discontinued operations, net	—	0.3	(22.5)
Net loss	$(33.6)	$(17.1)	$(117.8)

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

 (In millions of dollars)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(33.6)	$(17.1)	$(117.8)
Other comprehensive (loss) income, net of tax Market value adjustments for hedges	(1.5)	(1.0)	4.7
Other comprehensive (loss) income	(1.5)	(1.0)	4.7
Comprehensive loss	$(35.1)	$(18.1)	$(113.1)

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Stockholder's Equity

(In millions of dollars, except shares)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Noncontrolling	Total Stockholder's
	Shares	Amount	Capital	Deficit	(Loss)	Interests	Equity
Balance at December 31, 2012	1,000.0	$—	$1,104.9	$(442.7)	$(2.2)	$2.5	$662.5
Net loss	—	—	—	(117.8)	—	—	(117.8)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	4.7	—	4.7
Acquisition of noncontrolling interest	—	—	—	—	—	(2.5)	(2.5)
Stock-based compensation expense	—	—	4.6	—	—	—	4.6
Balance at December 31, 2013	1,000.0	—	1,109.5	(560.5)	2.5	—	551.5
Net loss	—	—	—	(17.1)	—	—	(17.1)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	(1.0)	—	(1.0)
Share based compensation expense	—	—	4.5	—	—	—	4.5
Capital contribution from parent	—	—	—	—	—	—	—
Return of capital to parent	—	—	(9.0)	—	—	—	(9.0)
Balance at December 31, 2014	1,000.0	—	1,105.0	(577.6)	1.5	—	528.9
Net loss	—	—	—	(33.6)	—	—	(33.6)
Realized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	(1.5)	—	(1.5)
Share based compensation expense	—	—	3.1	—	—	—	3.1
Capital contribution from parent	—	—	0.4	—	—	—	0.4
Return of capital to parent	—	—	(7.5)	—	—	—	(7.5)
Balance at December 31, 2015	1,000.0	$—	$1,101.0	$(611.2)	$—	$—	$489.8

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions of dollars)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(33.6)	$(17.1)	$(117.8)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	259.1	271.7	284.8
Amortization of option/interest rate cap premium	1.5	2.1	1.3
Amortization of terminated derivative contracts	—	—	6.0
Interest accretion loss contracts, other debt and long-term liabilities	2.7	2.2	2.7
Amortization of debt issuance costs	14.4	15.1	12.6
Accretion of original issue discount	5.1	4.9	5.0
Accretion on landfill retirement obligations	13.1	13.5	15.0
Provision for doubtful accounts	4.0	4.2	7.7
Loss on sale of property and equipment	4.7	0.8	2.6
Gain on redemption of security	(2.5)	—	—
Share based compensation	3.1	4.5	4.6
Change in fair value of derivative instruments	(11.1)	27.3	—
Amortization of other long-term assets	—	0.3	—
Deferred tax benefit	(21.6)	(84.5)	(57.0)
Earnings in equity investee	(1.3)	(0.1)	(0.3)
Asset impairment	6.4	5.3	25.5
Loss on disposition of business	10.5	—	—
Changes in operating assets and liabilities, net of businesses acquired
Decrease (increase) in accounts receivable	8.3	1.7	(5.1)
Decrease (increase) in prepaid expenses, parts and supplies, and other current assets	1.1	1.3	(2.8)
Decrease (increase) in other assets	3.9	2.9	(1.1)
(Decrease) increase in accounts payable	(2.8)	3.8	5.7
Increase (decrease) in accrued expenses	3.9	(6.6)	(0.3)
(Decrease) increase in unearned revenue	(0.5)	(1.7)	4.6
(Decrease) increase in other long-term liabilities	(3.5)	5.4	(1.4)
Capping, closure and post-closure expenditures	(20.4)	(13.8)	(12.0)
Net cash provided by operating activities	244.5	243.2	180.3
Cash flows from investing activities
Purchases of property and equipment and construction and development	(179.7)	(196.4)	(158.1)
Proceeds from sale of property and equipment	2.6	3.0	3.4
Proceeds from redemption of securities	15.0	—	5.0
Repayments of notes receivable	—	—	0.1
Acquisition of businesses, net of cash acquired	(50.0)	(9.9)	(50.4)
Proceeds from disposition of businesses	14.7	2.1	45.2
Net cash used in investing activities	(197.4)	(201.2)	(154.8)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	114.0	95.0	184.0
Repayments on debt instruments	(153.4)	(141.3)	(196.8)
Deferred financing charges	(0.2)	(1.3)	(22.9)
Bank overdraft	1.2	1.4	(3.3)
Return of capital	(7.5)	(9.0)	—
Capital contributions from parent	0.4	—	—
Other financing activities	(2.0)	2.2	6.7
Net cash used in financing activities	(47.5)	(53.0)	(32.3)
Net decrease in cash and cash equivalents	(0.4)	(11.0)	(6.8)
Cash and cash equivalents, beginning of year	1.0	12.0	18.8
Cash and cash equivalents, end of year	$0.6	$1.0	$12.0
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

1.    Business Operations

Advanced Disposal Services, Inc. (formerly "ADS Waste Holdings Inc." hereafter referred to as the "Company") together with its consolidated subsidiaries, as a consolidated entity, is a regional environmental services company providing nonhazardous solid waste collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas.
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
Twelve acquisitions were completed during fiscal 2015 for aggregate prices consisting of cash of $49.7 and notes payable of $6.6 subject to net working capital adjustments, which are expected to be completed within one year. Eight acquisitions were completed during fiscal 2014 for a purchase price of $8.6. The results of operations of each acquisition are included in the Company's consolidated statements of operations subsequent to the closing date of each acquisition.
The Company disposed of certain businesses in the South segment for strategic reasons in June 2015 and recorded a loss on disposal of $10.9 for fiscal 2015. In connection with the sale, the Company impaired property and equipment and intangible assets in the amount of $4.3 for fiscal 2015. Further, the Company strategically concluded not to pursue permitting on a landfill site and therefore recorded a non-cash impairment charge of $2.1 primarily for permitting costs in fiscal 2015.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc. and HWStar Holdings Corp. and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
In preparing its financial statements that conform with accounting principles generally accepted in the United States of America, the Company uses estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company must make these estimates and assumptions because certain information is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing its financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to accounting for long-lived assets, including recoverability, landfill development costs, and final capping, closure and post-closure costs, valuation allowances for accounts receivable and deferred tax assets, liabilities for potential litigation, claims and assessments, liabilities for environmental remediation, stock compensation, accounting for goodwill and intangible asset impairments, deferred taxes, uncertain tax positions, self-insurance reserves, and estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Each of these items is discussed in more detail elsewhere in these Notes to the Consolidated Financial Statements. The Company's actual results may differ significantly from our estimates.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, bank demand deposit accounts, and overnight sweep accounts. Cash equivalents include highly liquid investments with original maturities of three months or less when purchased.
Restricted Cash
Restricted cash consists of amounts held for landfill closure and post-closure financial assurance. The balances will fluctuate based on changes in statutory requirements, future deposits made to comply with contractual arrangements, ongoing use of funds for qualifying events or the acquisitions or divestitures of landfills.

Advanced Disposal Services, Inc. and Subsidiaries
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
Trade Receivables
The Company records trade receivables when billed or when services are performed, as they represent claims against third parties that will generally be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. The Company estimates losses for uncollectible accounts based on an evaluation of the aged accounts receivable and the likelihood of collection of the receivable based on historical collection data and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances.
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
The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base and its ability to discontinue service, to the extent allowable, to non-paying customers. No single customer represented greater than 5% of total accounts receivable at December 31, 2015 and 2014, respectively.
Asset Impairments
The Company monitors the carrying value of its long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. Typical indicators that an asset may be impaired include (i) a significant adverse change in legal factors in the business climate, (ii) an adverse action or assessment by a regulator, and (iii) a significant adverse change in the extent or manner in which a long-lived asset is being utilized or in its physical condition. If an impairment indicator occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether an impairment has occurred for the asset group for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) third-party valuations; and/or (iii) information available regarding the current market for similar assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value exceeds the fair value of the asset.

Advanced Disposal Services, Inc. and Subsidiaries
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
Leases
The Company leases property and equipment in the ordinary course of its business. The most significant lease obligations are for property and equipment specific to the waste industry, including real property operated as landfills and transfer stations. The Company's leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that are considered in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.
The majority of the Company's leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. The Company expects that in the normal course of business, its operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. The Company's rent expense during each of the last three years and its future minimum operating lease payments for each of the next five years for which it is contractually obligated as of December 31, 2015 is disclosed in Note 14.
Assets under capital leases are capitalized using interest rates determined at the inception of each lease and are amortized over the lesser of the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation.
From an operating perspective, landfills that are leased are similar to landfills the Company owns because generally the Company owns the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. As a result, the Company's landfill leases are generally capital leases. For landfill capital leases that provide for minimum contractual rental obligations, the Company records the present value of the minimum obligation as part of the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill. The Company's one leased landfill was sold in fiscal 2013 as disclosed in Note 4.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

permits are not obtained, costs are charged to operations. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities.
Final Capping, Closure and Post-Closure Costs — The following is a description of the Company's asset retirement activities and related accounting:
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
The Company annually updates its estimates for these obligations considering the respective State regulatory requirements, input from our internal engineers, operations, accounting personnel and external consulting engineers. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency’s Subtitle D regulations as implemented and applied on a state-by-state basis. These estimates involve projections of costs that will be incurred as portions of the landfill are closed and during the post-closure monitoring period.
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by the 25-year average change in the historical Consumer Price Index ("CPI") (consistent historical rate which agrees to historical CPI per government website of 2.50% from 1990 to 2015) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. The Company discounts these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of the asset retirement obligations at December 31, 2015 is between 6.4% and 10.5%.
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
Changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete final capping event or the remaining permitted and expansion airspace (as defined below) of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with the Company's amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.
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
Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that the Company does not own, but operates through operating or lease arrangements, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

Landfill site costs are depleted to zero upon final closure of a landfill. The Company develops its estimates of the obligations using input from its operations personnel, engineers and accountants. The obligations are based upon interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. The estimate of fair value is based upon present value techniques using historical experience and, where available, quoted or actual market prices paid for similar work.
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

(4)	There are no known significant technical, community, business, or political restrictions or similar issues that would likely impair the success of the expansion; and

(5)	Financial analysis has been completed and the results demonstrate that the expansion has a positive financial and operational impact.
Senior management must have reviewed and approved all of the above. Of the Company's 39 active landfills, fifteen include deemed permitted airspace at December 31, 2015.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

post-closure period are adjusted prospectively. In addition, any amounts related to the probable expansion are charged to expense in the period in which it is determined that the criteria are no longer met.
Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including: current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. The Company's historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.
After determining the costs and remaining permitted and expansion capacity at each of its landfills, the Company determines the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. The Company calculates per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.
It is possible that the Company’s estimates or assumptions could ultimately be significantly different from actual results. In some cases the Company may be unsuccessful in obtaining an expansion permit or the Company may determine that an expansion permit that it previously thought was probable has become unlikely. To the extent that such estimates, or the assumptions used to make those estimates, prove to be significantly different than actual results, or the belief that the Company will receive an expansion permit changes adversely in a significant manner, the costs of the landfill, including the costs incurred in the pursuit of the expansion, may be subject to impairment testing and lower profitability may be experienced due to higher amortization rates, higher capping, closure and post-closure rates, and higher expenses or asset impairments related to the removal of previously included expansion airspace.
The assessment of impairment indicators and the recoverability of the Company's capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, the Company may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of the landfill assets because, after consideration of all facts, such events may not affect the belief that the Company will ultimately obtain the expansion permit. As a result, the Company's tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for the years ended December 31, 2015, 2014 and 2013.
Capitalized Interest
The Company capitalizes interest on certain projects under development, including landfill construction projects. For the years ending December 31, 2015, 2014 and 2013, total interest cost was $138.0, $141.5 and $163.1, respectively, after capitalized interest of $0.9, $1.6 and $0.6, respectively.
Derivative Financial Instruments
The Company uses interest rate caps to manage interest rate risk on its variable rate debt. The Company uses commodity futures contracts as an economic hedge to reduce the exposure of changes in diesel fuel and natural gas prices. The instruments qualifying for hedge accounting treatment have been designated as cash flow hedges for accounting purposes with changes in fair value, to the extent effective, recognized in accumulated other comprehensive income within the equity section of the consolidated balance sheets. Amounts are reclassified into earnings when the forecasted transaction affects earnings. Any ineffectiveness for those instruments that do not qualify for hedge accounting, the amount of ineffectiveness or change in market value, respectively is recognized into earnings immediately without offset. The commodity futures contracts do not qualify for hedge accounting and as such changes in fair value are recognized in other (expense) income, net in the consolidated

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

statements of operations. The fair values of the derivatives are included in other current or long-term assets or other current or long term liabilities as appropriate. The Company obtains current valuations of its commodity futures contracts and interest rate caps based on quotes received from financial institutions that trade these contracts and a current forward fixed price swap curve, respectively.
Debt Issuance Costs
The costs related to the issuance of debt are deferred and recorded as a reduction to the carrying value of debt and amortized to interest expense using the effective interest method.
During fiscal 2014 and 2013, the Company refinanced its Term B Loan and the transaction was accounted for as a modification of debt. The total amount of debt costs deferred for fiscal 2014 and 2013 was approximately $1.3 and $22.9, respectively.
See "New Accounting Standards" section below for discussion of early adoption of ASU 2015-03, Interest - Imputation of Interest. Adoption of the new standard resulted in a $48.4 reduction to both other assets, net and long term debt on the December 31, 2015 consolidated balance sheet. Adoption of the new standard required retrospective application which resulted in a $60.6 reduction to both other assets, net and long term debt as of December 31, 2014.
Acquisitions
The Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair values as of the date of acquisition. Any excess of purchase price over the fair value of the net assets acquired is recorded as goodwill.
In certain acquisitions, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. The Company has recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations.
Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, the Company reports provisional amounts for which the accounting is incomplete.
Acquisition date fair value estimates are revised as necessary and accounted for as an adjustment to the purchase accounting balances prior to the close of the purchase accounting window. If the purchase accounting window has closed, these estimates are accounted for as adjustments to income from operations if, and when, additional information becomes available to further define and quantify assets acquired and liabilities assumed. All acquisition-related transaction costs have been expensed as incurred.

Goodwill
Goodwill is the excess of the purchase price over the fair value of the net identifiable assets of acquired businesses. The Company does not amortize goodwill. Goodwill is subject to at least an annual assessment for impairment by evaluating quantitative factors.
The Company performs a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at a reporting unit. The reporting units are equivalent to the Company’s segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. The Company compares the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an equal weighting between a market approach and an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company performs its annual assessment as of December 31 of each year. The impairment test indicated the fair value of each reporting unit exceeded the carrying value. If the Company does not achieve its anticipated disposal volumes, our collection or disposal rates decline, costs or capital expenditures exceed forecasts, costs of capital increase, or the Company does not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge in the future. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations. The Company recorded no goodwill impairment charges for fiscal 2015, 2014 and 2013 in connection with the assessments.
Intangible Assets, Net
Intangible assets are stated at cost less accumulated amortization and consist of noncompete agreements, tradenames, customer contracts and customer lists and are amortized over their estimated useful lives. The carrying values of intangibles are periodically reviewed by the Company to determine if the facts and circumstances suggest that they may be impaired. If the carrying value exceeds estimated fair value, an impairment charge would be recognized in the amount of the excess. Fair value is typically estimated using an income approach for the respective asset, as described above. The Company recorded impairment charges of $0.0, $2.7 and $0.6 for fiscal 2015, 2014 and 2013, respectively. The impairments in both fiscal 2014 and 2013 were related to the discontinuance of trade names and certain customer lists. Refer to Note 4 for information regarding impairment charges recorded in connection with discontinued operations.
Income Taxes
The Company is subject to income tax in the United States. Current tax obligations associated with the provision for income taxes are reflected in the accompanying consolidated balance sheets as a component of accrued expenses and the deferred tax obligations are reflected in deferred income tax asset or liability. Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred income taxes are classified as noncurrent as discussed in "New Accounting Standards" below. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves for uncertain tax positions, when despite its belief that its tax return positions are fully supportable, the Company believes that certain positions may be challenged and potentially disallowed. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of tax expense in the consolidated statements of operations.
Contingencies
The Company is subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. In general, the Company determines whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. The Company assesses its potential liability relating to litigation and regulatory matters based on information available. The Company develops its assessment based on an analysis of possible outcomes under various strategies. The Company accrues for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, the Company discloses the potential range of the loss, if estimable.
New Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17 Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for financial statements not previously issued. The Company elected to prospectively adopt the accounting standard in the beginning of the fourth quarter of fiscal 2015. Prior periods in the Consolidated Financial Statements were not retrospectively adjusted.
In August 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Sub-Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements". Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As with ASU No. 2015-03, for a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The standard should be adopted retrospectively to each prior reporting period presented and adjusted to reflect the period-specific effects of applying the new guidance. The Company elected to adopt the accounting standard in the beginning of the fourth quarter of fiscal 2015. Prior periods in the Consolidated Financial Statements were not impacted by the adoption of this standard.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which changes the financial statement presentation of debt issuance costs to be a direct reduction to long-term debt, rather than presented as a long-term asset. The amortization of debt issuance costs will continue to be included in interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company elected to adopt the accounting standard in the beginning of the fourth quarter of fiscal 2015. Prior periods in the Consolidated Financial Statements have been retrospectively adjusted.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

3.    Acquisitions
For fiscal 2015, the Company completed the acquisitions of twelve collection companies. Consideration transferred amounted to approximately $56.3 for these acquisitions, of which $6.6 will be paid in subsequent years. The Company recorded a reduction to the purchase price of prior year acquisitions during fiscal 2015 in the amount of $0.3. The goodwill recognized of $12.0 represents synergies from the combined operations of the acquired entities and the Company. The Company is still reviewing information surrounding property and equipment, intangible assets and current liabilities resulting from the acquisitions, which may result in changes to the Company’s preliminary purchase price allocation during fiscal 2016. Transaction costs related to these acquisitions were not significant for fiscal 2015.
For fiscal 2014, the Company completed the acquisitions of eight collection companies. Consideration transferred amounted to approximately $8.6 for these acquisitions, of which $0.8 was paid in 2015. Transaction costs related to these acquisitions were not significant for fiscal 2014.
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

The following table summarizes the estimated fair values of the assets acquired by year of acquisition:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2015	2014
Current assets	$2.8	$0.5
Property and equipment	20.4	2.6
Goodwill	12.0	1.3
Other intangible assets	31.2	5.5
Total assets acquired	66.4	9.9
Current liabilities	4.3	1.3
Total liabilities assumed	10.1	1.3
Net assets acquired	$56.3	$8.6
The following table presents the allocation of the purchase price to other intangible assets:

	2015	2014
Customer lists and contracts	$27.8	$4.3
Noncompete	2.6	1.2
Other	0.8	—
	$31.2	$5.5
The amount of goodwill recorded related to 2015 acquisitions for the South Segment, East Segment, and Midwest Segment was $1.6, $1.4, and $9.0, respectively. The amount of goodwill deductible for tax purposes related to acquisitions in fiscal 2015 and fiscal 2014 was $4.1 and $1.3, respectively. The total amount of goodwill deductible for tax purposes was $100.8 and $113.7 at December 31, 2015 and 2014, respectively.
The weighted average life of other intangible assets in years is as follows:

Customer lists and contracts	15
Noncompete	5
Goodwill and intangible assets increased by $0.1, $0.1 and $26.6, for the years ended December 31, 2015, 2014 and 2013, respectively, as a result of purchase price adjustments of acquisitions from the previous year. The increases were primarily related to working capital adjustments as a result of finalizing the purchase accounting for the acquisitions.

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
The Company entered into a letter of intent in December 2013, to sell certain assets in Panama City, FL for approximately $2.0 and in connection with the planned divestiture recorded an impairment charge of $3.6 for the year ended December 31, 2013, as the fair value determined through the selling price was less than the carrying value. The sale was completed in January 2014. The impairment charge has been included in discontinued operations in the accompanying consolidated statement of operations for fiscal 2013.
In connection with the acquisition of Veolia ES Solid Waste division, the Company was required by the United States Department of Justice to divest certain businesses. The Company completed the divestitures in 2013, as required for those businesses in Georgia and New Jersey and recorded no additional impairment charge upon sale for the year ended December 31, 2013.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company completed the sale of certain assets and liabilities in New York and New Jersey for approximately $45.0, of which $25.0 was received in cash on the date of closing, $5.0 was received in December 2013 and the remainder was received in fiscal 2015. The Company also reacquired the outstanding minority interest of $2.5 previously held by the minority shareholder in August 2013. In connection with the divestiture, the Company recorded an impairment charge of approximately $7.6 for the year ended December 31, 2013. The results of operations have been included in discontinued operations in the accompanying consolidated statements of operations for the applicable periods presented.
The following table summarizes the revenues and expenses of those businesses that are presented as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Service revenues	$—	$0.4	$104.3
Operating costs and expenses
Operating expenses	—	0.9	98.7
Selling, general and administrative	—	0.3	6.9
Depreciation and amortization	—	0.3	5.9
Gain on disposal of assets	—	(0.4)	—
Asset impairment	—	—	22.4
Total expenses	—	1.1	133.9
Other (expense) income
Interest expense	—	—	—
Total other (expense) income	—	—	—
Loss from discontinued operations before income tax	—	(0.7)	(29.6)
Tax benefit	—	(1.0)	(7.1)
Income (loss) from discontinued operations, net of taxes	$—	$0.3	$(22.5)

5.    Restricted Cash
Restricted cash consists of the following at December 31:

	2015	2014
Funds held for landfill closure and post-closure financial assurance	$—	$0.2

6.    Valuation Allowances
Allowance for doubtful accounts consists of the following at December 31:

	2015	2014	2013
Beginning balance	$5.0	$8.4	$4.0
Provision for doubtful accounts	4.0	4.2	7.7
Recovery of bad debts	2.2	0.6	1.7
Write-offs of bad debt	(7.0)	(8.2)	(5.4)
Other	0.2	—	0.4
	$4.4	$5.0	$8.4
The deferred tax asset valuation allowances at December 31 consist of the following:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2015	2014	2013
Balance at January 1,	$96.1	$141.6	$128.1
Decrease in valuation allowance for tax provision for continuing operations	(0.9)	(51.4)	—
Increase in valuation allowance for tax provision for continuing operations	—	5.9	7.6
Additions from purchase accounting	—	—	5.9
Balance at December 31,	$95.2	$96.1	$141.6

7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31:

	2015	2014
Prepaid insurance	$5.6	$6.3
Prepaid expenses	15.4	15.8
Other receivables and current assets	4.2	3.0
Parts and supplies inventory	8.2	9.1
	$33.4	$34.2

8.    Derivative Instruments and Hedging Activities
The following table summarizes the fair value of derivative instruments recorded in our consolidated balance sheets.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	2015	2014
Interest rate caps	Other current assets	0.2	2.7
Derivatives Not Designated as Hedging Instruments
Fuel commodity derivatives	Other current liabilities	16.2	20.6
Fuel commodity derivatives	Other long-term liabilities	—	6.7
Total derivatives		$16.0	$24.6
We have not offset fair value amounts recognized for our derivative instruments.
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on the variable rate debt. The interest rate caps expire in various tranches through 2016. The Company recorded the premium of $5.0 in other assets in the consolidated balance sheet and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $1.5, $2.1, and $1.3 for fiscal 2015, 2014, and 2013, respectively. The aggregate notional amounts of the contracts were approximately $695.2 at December 31, 2015 and expire in tranches through 2016.
Commodity Futures Contracts
The Company utilizes fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices will fluctuate. The Company has used financial derivative instruments for both short-term and long-term time frames and utilizes fixed swap price agreements to manage the identified risk. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Changes in the fair value and settlements of the fuel derivative instruments are recorded in other (expense) income, net in the consolidated statements of operations. The market price of diesel fuel is unpredictable and can fluctuate significantly.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Significant volatility in the price of fuel could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements that matured in 2015 for 23.8 gallons and mature in 2016 for 13.4 gallons at weighted average prices per gallon that range from $2.20 to $2.84 per gallon. If the mean price of the high and the low of the calculation period for Gulf Coast Ultra Low Sulfur diesel pipeline platts for a gallon of diesel fuel exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price is less than the contract price per gallon, the Company pays the difference to the counterparty. The loss on the Company's fuel derivative contracts during 2015 and 2014 was $15.4 and $29.0, respectively which resulted in a loss in the consolidated statements of operations.

9.    Property and Equipment, Net
Property and equipment, net consist of the following at December 31:

	2015	2014
Land	$193.8	$186.0
Landfill site costs	1,277.3	1,281.6
Vehicles	539.4	490.8
Containers	271.4	261.8
Machinery and equipment	141.2	134.4
Furniture and fixtures	21.0	24.1
Building and improvements	159.1	155.3
Construction in process	54.2	44.4
	2,657.4	2,578.4
Less: Accumulated depreciation on property and equipment	(500.4)	(411.8)
Less: Accumulated landfill airspace amortization	(507.1)	(502.7)
	$1,649.9	$1,663.9
Gross assets under capital lease amount to approximately $38.0 and $27.9 at December 31, 2015 and 2014, respectively. Amortization expense of assets under capital lease was $4.1 and $2.0 for years ended December 31, 2015 and 2014 and not significant for the year ended December 31, 2013.

Depreciation, landfill amortization and depletion expense for fiscal 2015, 2014 and 2013 was $216.3, $229.1 and $236.7, respectively.

10.     Landfill Accounting
Liabilities for final closure and post-closure costs consist of the following for the years ended December 31:

	2015	2014
Balance at January 1	$201.1	$184.3
Increase in retirement obligation	9.8	11.5
Accretion of closure and post-closure costs	13.1	13.5
Disposition	(3.2)	—
Change in estimate	(2.9)	5.6
Costs incurred	(24.2)	(13.8)
	193.7	201.1
Less: Current portion	(30.2)	(29.2)
Balance at December 31	$163.5	$171.9

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

11.    Other Intangible Assets, Net and Goodwill
Intangible assets, net consist of the following at December 31:

	2015
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$19.0	$(14.6)	$—	$4.4	2.9
Tradenames	17.2	(7.8)	—	9.4	15.5
Customer lists and contracts	510.6	(163.1)	—	347.5	13.6
Operating permits	2.9	—	—	2.9	N/A
Above/below market leases	0.4	(0.1)	—	0.3	10.6
	$550.1	$(185.6)	$—	$364.5

	2014
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$16.9	$(12.5)	$(0.1)	$4.3	2.3
Tradenames	17.0	(7.1)	—	9.9	16.6
Customer lists and contracts	491.3	(125.6)	(2.5)	363.2	14.6
Operating permits	2.2	—	—	2.2	N/A
Above/below market leases	0.4	(0.1)	—	0.3	11.6
	$527.8	$(145.3)	$(2.6)	$379.9
Amortization expense recorded on intangible assets for the years ended December 31, 2015, 2014 and 2013 was $42.8, $42.3 and $42.2, respectively.
Future amortization expense for intangible assets for the year ending December 31 is estimated to be:

2016	44.4
2017	40.9
2018	38.1
2019	29.4
2020	29.0
Thereafter	182.7

$364.5

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Goodwill	Accumulated Impairment	Goodwill, Net
December 31, 2013	$1,253.9	$(87.5)	$1,166.4
Acquisition	1.3	—	1.3
Disposition of businesses	—	(0.8)	(0.8)
December 31, 2014	1,255.2	(88.3)	1,166.9
Acquisition	12.0	—	12.0
Disposition of businesses	—	(5.4)	(5.4)
December 31, 2015	$1,267.2	$(93.7)	$1,173.5

12.    Accrued Expenses
Accrued expenses consist of the following at December 31:

	2015	2014
Accrued compensation and benefits	$32.4	$28.3
Accrued waste disposal costs	39.8	37.2
Accrued insurance and self-insurance reserves	15.1	14.9
Accrued severance	2.2	3.6
Derivative valuation	16.2	20.6
Other accrued expenses	30.0	26.1
	$135.7	$130.7

13.    Long-Term Debt
Long-term debt consists of the following at December 31:

	2015	2014
Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.42% and 4.16% at December 31, 2015 and 2014, respectively) due quarterly; balance due at maturity on October 2017	$32.0	$—
Term loans; quarterly payments commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin	1,685.5	1,749.0
Senior notes payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020.	550.0	550.0
Capital lease obligations, maturing through 2024	28.2	23.3
Other debt	20.0	4.9
	2,315.7	2,327.2
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(68.6)	(84.2)
Less: Current portion	(49.1)	(25.3)
	$2,198.0	$2,217.7

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Annual aggregate principal maturities at December 31, 2015 are as follows:

2016	$49.1
2017	29.6
2018	24.8
2019	1,649.3
2020	552.4
Thereafter	10.5
$2,315.7

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
All borrowings under the term B loan and the Revolver are guaranteed by each of the Company’s current and future U.S. subsidiaries (which also guarantee the 8.25% bonds), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary that is minor, as its assets and income from continuing operations are less than 3% of the Company’s consolidated amounts. All guarantors are jointly and severally and fully and unconditionally liable. The parent company has no independent assets or operations and each of the subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The Revolver is a syndicated revolving credit facility that is available for general corporate purposes including working capital, equipment purchases and business acquisitions and collateralized by the real property of the Company. It is due at maturity in October, 2017. At December 31, 2015, the Revolver had $32.0 of borrowings outstanding and $45.9 in letters of credit outstanding. At December 31, 2014, the Revolver facility had no borrowings outstanding and $58.1 in outstanding letters of credit. An annual commitment fee equal to 0.50% per annum on the daily unused amount is due quarterly. The amount of fees for 2015, 2014 and 2013 were not significant.
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
The term B loan bears interest at a base rate (alternate base rate or LIBOR base rate) plus an applicable margin. The alternate base rate is defined as the greater of the prime rate or federal funds rate plus 50 basis points and the LIBOR base rate is subject to a 0.75% floor.
The Revolver loan bears interest at a base rate (alternate base rate or LIBOR base rate) plus an applicable margin. The alternate base rate is defined as the greater of the prime rate or federal funds rate plus 50 basis points and the LIBOR base rate is subject to a 1.25% floor.
The applicable margin for the term B loan is based on the total leverage ratio of the Company as follows:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Total Leverage Ratio	LIBOR Base Rate	Alternate Base Rate
<4.75:1.00	2.50%	2.50%
≥4.75:1.00	3.00%	3.00%
The applicable margin for the Revolver is based on the total leverage ratio of the Company as follows:

Total Leverage Ratio	LIBOR Base Rate	Alternate Base Rate
<4.75:1.00	3.50%	2.50%
≥4.75:1.00	4.00%	3.00%

Fair Value of Debt
The fair value of the Company’s debt is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate (Level 2 inputs). Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of December 31, 2015 and 2014 respectively.
The estimated fair value of our debt is as follows at December 31:

	2015	2014
Revolving Credit Facility	$32.0	$—
Senior Notes	$555.5	$550.0
Term Loan B Facility	1,639.2	1,692.2
	$2,226.7	$2,242.2
The carrying value of the debt at December 31, 2015 is approximately $2,267.5 compared to $2,299.0 at December 31, 2014.

14.	Leases
The Company leases certain facilities under operating lease agreements. Future minimum lease payments as of December 31, 2015 for noncancelable operating leases that have initial or remaining terms in excess of one year are as follows:

2016	$5.8
2017	4.6
2018	4.2
2019	3.6
2020	3.0
Thereafter	18.7
$39.9
The total rental expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 was $9.3, $10.2 and $12.4, respectively.
Direct rental expense, consisting of rental expense at operating locations, is included in operating expenses, and rental expense for corporate offices is included in selling, general and administrative expenses in the consolidated statements of operations.

Advanced Disposal Services, Inc. and Subsidiaries
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
These options have an assumed forfeiture rate ranging from 5.7%-14.8% for 2015 and 2014.
Stock Option Plans
The fair value of the options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	2015	2014	2013
Average expected term (years)	6.9	6.0	6.0
Risk-free interest rate	1.76% - 1.93%	1.83% - 2.10%	0.93%
Expected volatility	30.0%	30.0%	20.0%
Since the Company does not have any historical exercise data that is indicative of expected future exercise performance, it has elected to use the “simplified method” to estimate the options expected term by taking the average of each vesting-tranche and the contractual term. The Company used the average weekly historical volatility for public companies in the solid waste sector to estimate historical volatility used in the Black-Scholes model. The risk-free rate used was based on the US Treasury security rate estimated for the expected term of the option at the date of grant. The Company has applied a discount for lack of marketability ranging from 9% to 10% for shares issued in 2015, 2014 and 2013, to the option value as the shares being valued are privately held and not readily marketable. No dividends are expected to issued.

Annual Stock Options
A summary of the Annual Stock Options and Senior Management Stock Options outstanding for the year ended December 31, 2015 (in millions, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2015	38,928	$659
Granted	4,750	896
Exercised	(117)	409
Expired or forfeited	(1,925)	676
Outstanding at December 31, 2015	41,636	686	6.08
Exercisable at December 31, 2015	30,667	$628	5.45
The weighted-average grant-date fair value of options granted per share was $291, $268 and $268 during 2015, 2014, and 2013, respectively. The total fair value of options vested was $1.0, $1.6 and $1.8 during fiscal 2015, 2014, and 2013, respectively. The

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

intrinsic value of the options outstanding at December 31, 2015 was approximately $8.8. The intrinsic value of options exercised during fiscal 2015 was $0.1.
Strategic Stock Options
A summary of the Strategic Stock Options for the year ended December 31, 2015 (in millions, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2015	39,728	$572
Granted	6,410	896
Exercised	(715)	409
Expired or forfeited	(4,085)	767
Outstanding at December 31, 2015	41,338	$606	4.79
Exercisable at December 31, 2015	21,608	$412	2.15
The weighted-average grant-date fair value of options granted per share was $331, $306 and $272 during fiscal 2015, 2014 and 2013, respectively. The intrinsic value of the options outstanding at December 31, 2015 was approximately $12.1. The intrinsic value of options exercised during fiscal 2015 was $0.3.
Compensation Expense
Compensation expense is recognized ratably over the vesting period for those awards that the Company expects to vest. For fiscal 2015, 2014 and 2013, the Company recognized share-based compensation expense as a component of selling, general and administrative expenses of $3.1, $4.5 and $4.6, respectively. As of December 31, 2015, the Company estimates that a total of approximately $3.2 of currently unrecognized compensation expense will be recognized over a weighted average period of approximately three years for unvested options issued and outstanding.

16.    Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property damage, workers’ compensation claims, directors’ and officers’ liability, pollution liability, employee group health claims and other coverages that are customary in the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2015, the Company’s insurance programs carried self-insurance exposures of up to $0.5, $1.0 and $0.8 per incident for general liability, automobile and workers’ compensation, respectively. Certain self-insurance claims reserves are recorded at present value using a 1.31% and a 1.10% discount rate as of December 31, 2015 and 2014, respectively.
The Company has a partially self-insured employee group health insurance program that carries an aggregate stop loss amount. The amount recorded for the health insurance liability at December 31, 2015 and 2014 for unpaid claims, including an estimate for IBNR claims, was $4.1 and $4.7, respectively. Liabilities are recorded gross of expected recoveries.
The self-insured portion of workers’ compensation liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for workers’ compensation liability at December 31, 2015 and 2014 for unpaid claims, including an estimate for IBNR claims, is $24.9 and $25.1, respectively.
The self-insured portion of general liability and automobile liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for general and automobile liability at December 31, 2015 and 2014 for unpaid claims, including an estimate for IBNR claims, was $17.5 and $18.0, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Of the above amounts, $19.2 and $19.6 is included in accrued expenses and the remainder is included in other long-term liabilities at December 31, 2015 and 2014, respectively.

17.    Benefit Plans
The Company has 401(k) Savings Plans (“401(k) Plan”) for the benefit of qualifying full-time employees who have more than 90 days of service and are over 21 years of age. Employees make pre-tax contributions to the 401(k) Plan with a partial matching contribution made by the Company. The Company’s matching contributions to the 401(k) Plan were $3.2, $2.8 and $2.8 for fiscal 2015, 2014 and 2013, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.
The Company is a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. Approximately 13% of the Company’s workforce is subject to a collective bargaining agreement and two of the collective bargaining agreements expire within one year. The risks of participating in the multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employers stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if the Company chooses to stop participating in any of the multiemployer plans, it may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The total contributions made to all plans for fiscal 2015 was $4.7, of which $0.2 is related to plans that are not individually significant.
The following table outlines the Company's participation in multiemployer plans considered to be individually significant:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (B)	Contributions			Expiration Date of Collective- Bargaining Agreement
		2014	2013		2015	2014	2013
Suburban Teamsters of Northern IL Pension Fund	36-6155778-001	Critical as of 1/1/2014	Critical as of 1/1/2013	Implemented	$0.6	$0.5	$0.4	1/31/2019
Pension Fund of Automobile Mechanics Local No. 701	36-6042061-001	Critical as of 1/1/2014	Critical as of 1/1/2013	Implemented	$0.2	$0.2	$0.2	12/31/2018
Local 731 Private Scavengers and Garage Attendants Pension Fund(A)	36-6513567-001	Not Endangered as of 10/1/2014	Endangered as of 10/1/2013	Implemented	$1.8	$1.7	$1.6	9/30/2018
Midwest Operating Engineers Pension Fund	36-6140097-001	Endangered as of 4/1/14	Endangered as of 4/1/12	Implemented	$0.6	$0.6	$0.5	9/30/2016
Teamsters Local Union No. 301 Union Pension Fund(A)	36-6492992-001	Not endangered or critical as of 1/1/14	Not endangered or critical as of 1/1/13	No	$0.9	$0.8	$0.6	9/30/2016
Central States Southeast and Southwest Areas Pension Fund	36-6064560-001	Critical as of 1/1/2014	Critical as of 1/1/2013	Implemented	$0.2	$0.2	$0.2	1/31/2015
Local 705 Int’l Brotherhood of Teamsters Pension TR. FD.	36-6492502-001	Critical as of 1/1/2014	Critical as of 1/1/2013	Implemented	$0.2	$0.2	$0.2	9/30/2018

(A)	The employers' contributions to the plan represent greater than 5% of the total contributions to the plan for the most recent plan year available.

Advanced Disposal Services, Inc. and Subsidiaries
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

18.    Income Taxes
The components of the benefit from income taxes from continuing operations are comprised of the following for the years ended December 31:

	2015	2014	2013
Current
Federal	$0.4	$0.2	$—
State	1.8	2.7	2.4
	2.2	2.9	2.4
Deferred
Federal	(17.4)	(83.2)	(39.4)
State	(4.2)	(0.3)	(8.4)
	(21.6)	(83.5)	(47.8)
Benefit from income taxes	$(19.4)	$(80.6)	$(45.4)

The Company accounts for income taxes in accordance with current guidance. For fiscal 2015, 2014 and 2013, the federal statutory rate in effect was 35%, 35% and 34%, respectively. A reconciliation between the benefit from income taxes and the expected tax benefit for continuing operations using the federal statutory rate in effect for the years ended December 31 as follows:

	2015	2014	2013
Amount computed using statutory rates	$(18.6)	$(34.3)	$(47.6)
State income taxes, net of Federal benefit	(5.1)	(1.3)	(2.4)
State tax rate adjustment	1.7	6.6	0.1
Uncertain tax positions and interest	1.0	—	—
Nondeductible expenses	1.8	—	—
Other	0.7	(0.2)	1.1
Valuation allowance	(0.9)	(51.4)	3.4
Benefit from income taxes	$(19.4)	$(80.6)	$(45.4)

The Company’s deferred tax assets and liabilities from continuing operations relate to the following sources and differences between financial accounting and the tax basis of the Company’s assets and liabilities at December 31:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	2015	2014
Deferred tax assets
Allowance for doubtful accounts	$1.7	$2.0
Insurance reserve	16.8	17.5
Net operating loss	176.5	178.3
Capital loss carryforward	69.1	69.1
Accrued bonus and vacation	9.0	7.7
Stock compensation	1.9	1.8
Other comprehensive income	—	0.6
Tax credits	7.2	6.9
Other	21.4	21.1
Total deferred tax assets	303.6	305.0
Valuation allowance	(95.2)	(96.1)
Deferred tax assets less valuation allowance	208.4	208.9
Deferred tax liabilities
Fixed asset basis	(110.8)	(117.8)
Intangible basis	(123.7)	(127.2)
Landfill and environmental remediation liabilities	(109.8)	(113.8)
Other	(3.1)	(5.4)
Deferred tax liabilities	(347.4)	(364.2)
Net deferred tax liability	$(139.0)	$(155.3)

The amounts recorded as deferred tax assets as of December 31, 2015 and 2014 represent the amounts of tax benefits of existing deductible temporary differences or net operating and capital loss carryforwards. Realization of deferred tax assets is dependent upon the generation of sufficient taxable income prior to expiration of any loss carryforwards. A valuation allowance has been recorded against deferred tax assets as of December 31, 2015 in the amount of $95.2. The valuation allowance for the year ended December 31, 2014 was $96.1. The Company has established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carryforwards. While the Company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.
The Company had available federal NOL carryforwards from continuing operations of approximately $417.4 and $432.5 at December 31, 2015 and 2014 respectively. The Company’s federal net operating losses have expiration dates beginning in the year 2019 through 2033 if not utilized against taxable income. The capital losses of $182.9 expire in 2017 and 2018, if not previously utilized against capital gains.
In 2014, the Company recognized a decrease in valuation allowance of $51.4, which was primarily related to the completion of a legal entity restructuring that was undertaken in order to drive administrative and legal efficiencies. As a result of the operational restructuring, during the fourth quarter of 2014, the Company was able to project and support its ability to utilize certain federal net operating losses that were previously limited under the Seperate Return Limitation Year ("SRLY") tax rules.
The Company has grown through a series of acquisitions and mergers and has had change of control events that resulted in limitations on the utilization of NOLs pursuant to Section 382 of the Internal Revenue Code (“IRC”). Approximately $169.8 of the NOLs from continuing operations are limited under the SRLY rules of the IRC. These NOLs are only available to be utilized against taxable income of the HWStar Waste Holdings, Corp. and subsidiaries thereof, a wholly-owned subsidiary of the Company. At this time, the Company expects to utilize these NOLs, as a result of the operational restructuring discussed above.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

A predecessor of the Company had a transaction on June 2, 2002 that was treated as a reorganization. The Company estimates that it is subject to an annual limitation of approximately $3.5 on NOLs of approximately $78.2 originating prior to June 28, 2002. The predecessor had a subsequent change of control on November 1, 2005. As such, NOLs of $4.8 originating after June 28, 2002 through November 1, 2005 are subject to an annual limitation of $4.2.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Balance at January 1,	$6.2	$6.2	$6.2
Additions based on tax positions of prior years	0.5	—	—
Additions based on tax positions of current year	0.6	—	—
Balance at December 31,	$7.3	$6.2	$6.2
These liabilities are included as a component of other liabilities in the Company’s consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2015, $0.7 of net unrecognized tax benefit, if recognized in future periods, would impact the Company’s effective rate.
The Company recognizes interest expense related to unrecognized tax benefits in tax expense. During the tax years ended December 31, 2015, 2014 and 2013, respectively, the Company recognized approximately $0.2 of such interest expense as a component of the “Provision for Income Taxes” in each of the years.
The Company had approximately $2.2 and $2.0 of accrued interest and $0.3 and $0.3 of accrued penalties in its balance sheet as of December 31, 2015 and 2014, respectively.

The Company and its subsidiaries are subject to income tax in the United States at the federal, state, and local jurisdictional levels. During 2015, the Company finalized its 2012 federal audit with no changes reported. The company has open tax years dating back to 2000. There were no settlements of state audits during 2015. Prior to the acquisition, Veolia ES Solid Waste division was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities. During 2015, there were no changes in federal or state law that would result in a material impact to the financial statements or future cash flows.

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

Advanced Disposal Services, Inc. and Subsidiaries
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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and certain investments included in cash equivalent money market funds. The Company’s fuel derivative instruments and interest rate caps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts and a current forward fixed price swap curve, respectively. The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared. For the Company’s fuel derivative instruments, the Company also considers the Company's and counterparty’s credit worthiness in its determination of the fair value measurement of these instruments in a net liability position. The Company’s restricted cash measured at fair value is invested primarily in U.S. government and agency securities.
All instruments were valued using the market approach. The Company's interest rate caps are valued using a third-party pricing model that incorporates information about LIBOR yield curves, which is considered observable market data, for each instrument’s respective term. Counterparties to the Company's interest rate caps are financial institutions who participate in the term B loan. Valuations of those interest rate caps may fluctuate significantly from period to period due to volatility in valuation interest rates which are driven by market conditions and the scheduled maturities of the caps. The Company’s assets and liabilities that are measured at fair value on a recurring basis approximate the following:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

	Fair Value Measurement at December 31, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$0.6	$0.6	$—	$—	$—	$0.6
Derivative instruments - Asset position	0.2	—	0.2	—	—	0.2
Derivative instruments - Liability position	(16.2)	$—	(16.2)	—	—	(16.2)
Total recurring fair value measurements	$(15.4)	$0.6	$(16.0)	$—	$—	$(15.4)

	Fair Value Measurement at December 31, 2014 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$1.0	$1.0	$—	$—	$—	$1.0
Restricted cash	0.2	0.2	—	—	—	0.2
Derivative instruments - Asset position	2.7	—	2.7	—	—	2.7
Derivative instruments - Liability position	(27.3)	—	(27.3)	—	—	(27.3)
Total recurring fair value measurements	$(23.4)	$1.2	$(24.6)	$—	$—	$(23.4)

Refer to Note 13 for disclosures regarding long-term debt.

20.    Commitments and Contingencies
Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To secure its obligations, the Company has provided customers, various regulatory authorities and the Company’s insurer with such bonds totaling to approximately $709.0 and $705.9 as of December 31, 2015 and 2014, respectively. The majority of these obligations expire each year and are automatically renewed. Additionally, letters of credit have been issued to fulfill such obligations and are included in the total letters of credit outstanding disclosed in Note 13 "Long Term Debt" in the notes to the consolidated financial statements herein.

Advanced Disposal Services, Inc. and Subsidiaries
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
In November 2014, the Attorney General of the State of Vermont filed a complaint against the Company relating to the Moretown, Vermont landfill regarding alleged odor and other environmental-related noncompliances with environmental laws and regulations and environmental permits. In the complaint, the Attorney General requested that the State of Vermont Superior Court find the Company liable for the alleged noncompliances, issue related civil penalties, and order the Company to reimburse the State of Vermont for enforcement costs. While the complaint does not specify a monetary penalty, prior correspondence from the Attorney General of the State of Vermont indicates that it may seek a penalty relating to the alleged noncompliances which are not expected to be material. Given the inherent uncertainties of litigation, including the early stage of this case, the outcome cannot be predicted and a range of loss, if any, cannot currently be estimated.
The Company is subject to various other proceedings, lawsuits, disputes and claims and regulatory investigations arising in the ordinary course of its business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against the Company include commercial, customer, and employment-related claims. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. Although the Company cannot predict the ultimate outcome and the range of loss cannot be currently estimated, the Company does not believe that the eventual outcome of any such action could have a material adverse effect on its business, financial condition, results of operations, or cash flows.
The Company has an obligation as part of the purchase of one of its C&D landfills for payments of 6% of net revenue that began at the commencement of landfill operations and continues through the life of the landfill.

21.    Restructuring
For fiscal 2015, no new restructuring plans were adopted and no restructuring costs were incurred.
For fiscal 2014, the Company recognized approximately $0.4 of severance costs, $0.6 for lease termination costs and $0.3 for relocation costs in the Midwest region; $0.4 for lease termination costs and $0.3 for relocation in the East region; $0.2 for lease termination costs and $0.8 for relocation costs in the South region, as well as $1.6 of severance costs for Corporate.
For fiscal 2013, the Company recognized employee severance and benefits restructuring charges of approximately $2.5, $1.7 for lease termination costs and $2.3 for relocation costs in the Midwest region; $0.6 for lease termination costs in the East region, $0.3 for lease termination costs in the South region and $0.3 for other expenses, as well as $2.3 of severance costs for Corporate.

	2015	2014	2013
Restructuring charges	$—	$4.6	$10.0
Total pre-tax and restructuring charges	$—	$4.6	$10.0

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The costs associated with the actions above are included in accrued expenses in the accompanying consolidated financial statements and include the amounts as follows:

	2015	2014	2013
Beginning balance	$5.4	$6.4	$5.1
Expense	—	4.6	10.0
Cash expenditures
Severance and relocation	(2.7)	(5.1)	(7.7)
Other	(0.5)	(0.5)	(1.0)
Ending balance	$2.2	$5.4	$6.4

22.    Segment and Related Information
The Company's operations are managed through three operating segments: South, East and Midwest regions. These three operating segments and corporate entities are presented below as its reportable segments. The historical results, discussion and presentation of the Company's reportable segments are the result of its integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for fiscal 2015, 2014 and 2013 is shown in the following table:

	Services Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
2015
South	$488.7	$66.9	$73.2	$52.1	$1,152.4
East	366.3	25.0	74.0	46.4	791.0
Midwest	541.5	61.1	103.8	76.2	1,447.3
Corporate	(0.1)	(57.9)	8.1	5.0	31.6
	$1,396.4	$95.1	$259.1	$179.7	$3,422.3
2014
South	$493.7	$72.2	$70.3	$52.3	$1,188.9
East	364.3	8.7	85.1	63.7	810.7
Midwest	545.2	51.2	108.1	73.1	1,437.3
Corporate	(0.2)	(62.7)	7.9	7.3	52.6
	$1,403.0	$69.4	$271.4	$196.4	$3,489.5
2013
South	$475.4	$66.4	$79.0	$63.2	$1,216.0
East	331.1	7.7	78.7	29.2	802.8
Midwest	512.6	39.6	112.6	53.8	1,460.6
Corporate	—	(91.6)	8.6	11.9	74.8
	$1,319.1	$22.1	$278.9	$158.1	$3,554.2

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

23.    Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 is as follows:

	2015	2014	2013
Cash paid for interest	$116.4	$119.7	$119.1
Cash paid for taxes	$2.4	$3.2	$0.6

24.    Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders’ equity, are as follows:

Gains and Losses on Derivative Instruments
Balance, December 31, 2012	(2.2)
Other comprehensive loss before reclassifications, net of tax	2.3
Amounts reclassified from accumulated other comprehensive income	2.4
Net current period other comprehensive loss	4.7
Balance, December 31, 2013	2.5
Other comprehensive income before reclassifications, net of tax	(1.0)
Net current period other comprehensive income	(1.0)
Balance, December 31, 2014	1.5
Other comprehensive income before reclassifications, net of tax	(1.5)
Net current period other comprehensive income	(1.5)
Balance, December 31, 2015	—
The significant amounts either added to or reclassified out of each component of accumulated other comprehensive income are included in the tables below:

	Amount of Derivative Gain (Loss) Recognized in OCI – Effective for the Years Ended December 31,
Derivatives Designated as Cash Flow Hedges	2015	2014	2013
Interest rate caps	(2.0)	(1.4)	2.6
Other	$—	$—	$0.5
Total before tax	(2.0)	(1.4)	3.1
Tax benefit (expense)	0.5	0.4	(0.8)
Net of tax	$(1.5)	$(1.0)	$2.3

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

25.    Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the respective quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating revenues	$330.4	$355.2	$361.3	$349.5
Income from operations	$24.0	$13.7	$32.5	$24.9
Consolidated net loss	$(10.8)	$(8.5)	$(5.5)	$(8.8)
2014
Operating revenues	$321.3	$359.9	$368.1	$353.7
Income from operations	$8.3	$16.0	$25.8	$19.3
Consolidated net (loss) income (a)	$(19.3)	$(15.4)	$(6.5)	$24.1
 (a) In the fourth quarter of 2014, the Company recorded a loss on commodity futures contracts related to fuel of $27.3 in other income/(expense), net due to a decline in fuel prices in the fourth quarter of 2014 and recorded a valuation allowance release of $51.4 related to a legal entity restructuring project. Refer to Note 18 "Income Taxes" for further information.

26.    Subsequent Events

Name Change
On January 18, 2016, the Board approved a change in the Company’s name from ADS Waste Holdings, Inc. to “Advanced Disposal Services, Inc.” The change in the Company’s name was effected by the filing of a Certificate of Amendment, pursuant to Section 242 of the Delaware General Corporation Law, on January 27, 2016.
Return of Capital
In January 2016, the Company returned capital to the parent of $9.6.
Borrowings on the Revolver
The Company borrowed $25.0 on the Revolving Credit Facility, net of repayments, subsequent to December 31, 2015.
Postponement of Initial Public Offering
The Company initiated a public offering of equity securities on February 1, 2016. Due to market conditions, the Company did not complete the public offering which resulted in the write off of deferred offerings costs in the amount of $2.2 for the year ended December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).

Management's Report on Internal Control Over Financial Reporting
Management's report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.

Changes in Internal Control over Financial Reporting
Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table sets forth the name, age, position and a summary of business experience for each person who is an executive officer or director of ADS Holdings:

Name	Age(1)	Position
Richard Burke	51	Chief Executive Officer, Director
John Spegal	63	Chief Operating Officer
Steven R. Carn	51	Chief Financial Officer, Treasurer, Director
Matthew Gunnelson	52	Chief Accounting Officer, Assistant Treasurer
Michael Slattery	62	Senior Vice President—General Counsel, Secretary
William Westrate	55	Chief Administrative Officer
Mary O’Brien	45	Chief Marketing Officer
Christopher Beall	41	Director
John Miller	69	Director
Bret Budenbender	43	Director
Jared Parker	33	Director
Matthew Rinklin	32	Director
Sergio Pedreiro	50	Director

(1)	As of December 31, 2015.

Change in Board of Directors
On January 29, 2016, the Board of Directors elected Sergio Pedreiro as an independent director of the Company, effective January 29, 2016. Mr. Pedreiro joins the Board as the designated director of BTGI Equity Investments LLC. Mr. Pedreiro is also expected to serve on the Compensation Committee of the Board. Concurrently with the election of Mr. Pedreiro, Charles Appleby and Wilson Quintella Filho resigned from the Board. Mr. Appleby and Mr. Quintella’s decision to resign did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Directors
Each Director serves until his successor is duly elected and qualified or until his earlier death, resignation or removal.
Richard Burke - Mr. Burke has served as the Chief Executive Officer and a Director of Advanced Disposal since July 1, 2014. Prior to being named Chief Executive Officer, effective July 1, 2014, Mr. Burke served as President of Advanced Disposal since November 2012. Prior to joining Advanced Disposal, Mr. Burke served as President and Chief Executive Officer of Veolia Environmental Services North America Corp., a water, waste and energy management company, from 2009 to 2012 and as President and Chief Executive Officer of Veolia ES Solid Waste, Inc., a water, waste and energy management company, from 2007 to 2009. Mr. Burke began his employment with Veolia, Inc. in 1999 as Area Manager for the Southeast Wisconsin area, and served as Regional Vice President for the Eastern and Southern markets until he was appointed Chief Executive Officer. Prior to joining Veolia, Inc., he spent 12 years with Waste Management, Inc., a waste management company, in a variety of leadership positions. Mr. Burke holds a Bachelor's degree from Randolph Macon College. Mr. Burke's qualifications to sit on our board of directors include his substantial experience in the area of corporate strategy, operations and finance.

John Spegal - Mr. Spegal has served as the Chief Operating Officer of Advanced Disposal since 2014. Mr. Spegal joined Advanced Disposal in 2013 as the Vice President of Business Development in 2013. Prior to joining Advanced Disposal, Mr. Spegal spent more than six years with AIR-serv Group LLC, a tire inflation and vacuum specialist company, as Regional Vice President and was responsible for their East Coast operations. Prior to that, he was at Allied Waste Industries/Browning Ferris Industries, a waste management company, for more than 20 years serving in various management roles throughout the Mid-Atlantic, Southeast and Southern regions, including Puerto Rico. Mr. Spegal holds a Bachelor's degree from the University of South Carolina.
Steven R. Carn - Mr. Carn has served as the Chief Financial Officer, Treasurer, and a Director of Advanced Disposal since 2012. Mr. Carn joined ADS Inc., a historical business of Advanced Disposal, in April 2001 and served as Chief Accounting Officer until August 2006, when he became the Chief Financial Officer of ADS Inc. Prior to joining ADS Inc., Mr. Carn served for three years as Chief Financial Officer for Town Star Food Stores, LLC, a chain of convenience stores, from 1998 to 2001. Prior to his service with Town Star, Mr. Carn served as Senior Consultant with CFO Services, Inc., a company engaged primarily in providing temporary chief financial officer services to emerging companies in the Jacksonville, Florida area. He began his career as an auditor with Ernst & Young in 1987. Mr. Carn graduated from The Ohio State University with a Bachelor's degree in Business Administration in 1987. Mr. Carn is a certified public accountant in Ohio. Mr. Carn's qualifications to sit on our board of directors include his substantial experience in the area of corporate strategy, accounting and finance.
Matthew Gunnelson - Mr. Gunnelson has served as the Chief Accounting Officer and Assistant Treasurer of Advanced Disposal since 2012. Prior to becoming our Chief Accounting Officer and Assistant Treasurer in 2012, Mr. Gunnelson served as Corporate Controller and Assistant Secretary of Veolia ES Solid Waste, Inc. from 2005 to 2012. Prior to joining Veolia ES Solid Waste, Inc., Mr. Gunnelson served as Division Controller for Tecumseh Products-Engine and Transmission Group, a manufacturer of refrigeration and cooling products, from 1999 through 2005. Prior to his service with Tecumseh Products-Engine and Transmission Group, Mr. Gunnelson held various finance positions with Giddings & Lewis, Inc., a machine tool manufacturer. He began his career as an auditor with Ernst & Young in 1986. Mr. Gunnelson is a certified public accountant and holds a Bachelor's of Business Administration degree in accounting and finance from the University of Wisconsin-Madison.
Michael K. Slattery - Mr. Slattery has served as the Senior Vice President, General Counsel and Secretary of Advanced Disposal since July 2014. He also serves as corporate secretary. Prior to joining Advanced Disposal, Mr. Slattery most recently served as Senior Vice President and General Counsel for Veolia Environmental Services North America Corp. from 2004 to 2012 with responsibility for the management of the law department and all legal affairs in North America. Prior to joining the Veolia group, Mr. Slattery served as Vice President & Deputy General Counsel for Fruit of the Loom, Inc., a clothing manufacturer, with responsibility for the management of legal affairs throughout North America, Canada, Europe, North Africa and Latin America. Prior to joining Fruit of the Loom, Mr. Slattery served as Vice President and General Counsel for Wheelabrator Technologies, Inc., a solid waste management firm, and as General Counsel for several major North and Latin American operating divisions for Waste Management, Inc. Mr. Slattery is a graduate of the John Marshall Law School in Chicago, where he was an assistant editor of the John Marshall Law Review and earned his Bachelor's degree in Economics from St. Joseph's College in Rensselaer, Indiana.
William Westrate - Mr. Westrate has served as the Chief Administrative Officer of Advanced Disposal since 2014. In this role, Mr. Westrate is responsible for Advanced Disposal's administrative functions, including human resources, procurement and information technology. Mr. Westrate had previously served as Vice President of Information Technology for Advanced Disposal since 2013. Prior to that post, he served as the Chief Information Officer at Veolia Environmental Services North America Corp. from 2010 to 2013 and was instrumental in leading a number of significant technology changes and service offerings. Mr. Westrate has over 17 years of executive IT leadership experience with companies including Aramark, a food and facilities management services company, ServiceMaster, a residential and commercial services company, Interdent, a dental services support company, and Van Kampen Funds, a mutual fund, and holds a Bachelor's degree in Computer Science and Business Administration from Taylor University.
Mary O'Brien - Ms. O'Brien has served as the Chief Marketing Officer of Advanced Disposal since 2012. Ms. O'Brien previously served as the Chief Marketing Officer of ADS Inc. from 2001 to 2012, overseeing all marketing and communication efforts of ADS Inc. and its subsidiaries. Ms. O'Brien's responsibilities include branding, municipal market development, advertising, government relations and public relations. In addition, her duties include incorporating new market research development and entry strategy, database management, state and local legislative permitting political efforts, internet presence management and industry networking. Ms. O'Brien received her Bachelor's degree in Business Administration, Marketing and a minor in English from James Madison University.

Christopher Beall - Mr. Beall has served as a Director of Advanced Disposal since 2012. Mr. Beall previously served as a director of ADS Inc. from 2006 to 2012. Mr. Beall joined Highstar Capital in 2004. He serves on Highstar Capital's Investment Committee and Executive Committee. Mr. Beall has over 15 years of experience in direct investments, investment banking and finance. He currently serves on the boards of directors for the Star Atlantic Companies ("Star Atlantic"), our indirect parent, the Ports America Companies, a maritime operator and Highstar Capital portfolio company, Northstar Transloading, a rail infrastructure company, Wespac Midstream LLC, an energy infrastructure company, and AMTRAK. Prior to joining Highstar Capital, he worked in the Global Natural Resources Group at Lehman Brothers, Inc., and in operations and engineering at Koch Pipeline Company, a natural gas transmission pipeline owned by Koch Industries, Inc. Mr. Beall received a Bachelor's of Science in Mechanical Engineering from Oklahoma State University and a Master of Business Administration from Harvard Business School. Mr. Beall's qualifications to sit on our board of directors include his substantial experience in the area of corporate strategy and finance, including capital markets and mergers and acquisitions.
John Miller - Mr. Miller has served as a Director of Advanced Disposal since 2012. Mr. Miller is currently a Senior Advisor to Highstar Capital and has advised Highstar Capital for over six years. Mr. Miller served as a director of ADStar Waste Holdings, Corp. He has over 40 years of experience in the energy, waste and waste-to-energy industries. From 2006 to 2011, Mr. Miller served on the board and the audit committee of Mirant Corporation, a listed energy company. Mr. Miller currently serves as a director of the Ports America Companies. Prior to joining Highstar Capital in 2007, Mr. Miller served from 2001 to 2005 as chief executive officer of former Highstar Capital portfolio company, American Ref-Fuel, a solid waste disposal company, until the company was sold to Covanta Energy. Prior to his position as chief executive officer, Mr. Miller served as American Ref-Fuel's chief financial officer. Before joining American Ref-Fuel, Mr. Miller held various executive finance positions with a number of energy companies involved in petroleum exploration and production, international trading, and refined product retailing. Mr. Miller is a graduate of John Carroll University and is a certified public accountant. Mr. Miller's qualifications to sit on our board of directors include his substantial experience in the area of corporate strategy, operations and finance, including capital markets and mergers and acquisitions.
Bret Budenbender - Mr. Budenbender has served as a Director of Advanced Disposal since 2012. Mr. Budenbender is currently a Partner at Highstar Capital and has over 19 years of experience in direct investments, investment banking and finance. He currently serves on the boards of directors for Star Atlantic, our indirect parent, Linden Cogeneration, an energy generation company, and Wildcat Midstream, an energy infrastructure and Highstar Capital portfolio company. Prior to joining Highstar Capital in 2012, he was a Managing Director in the Global Power Groups at Barclays Capital and Lehman Brothers where he worked from 1998 to 2012 with lead responsibility for all aspects of mergers and acquisitions, capital raising and restructurings for integrated energy, power and infrastructure companies. In his previous roles, Mr. Budenbender was actively involved with Highstar Capital on its investments in Southern Star Central, an energy infrastructure company, and Northern Star Generation and Intergen, power generation companies. He received a Bachelor's of Science in Finance from Boston College. Mr. Budenbender's qualifications to sit on our board of directors include his substantial experience in the area of corporate strategy and finance, including, capital markets and mergers and acquisitions.
Jared Parker - Mr. Parker has served as a Director of Advanced Disposal since 2012. Mr. Parker joined Highstar Capital in 2005 and has over nine years of experience in private equity, operational leadership, investment banking and finance. Most recently, Mr. Parker served as President of Ports America Stevedoring, the largest business unit inside the Ports America Companies from 2010 to 2012. Mr. Parker is on the board of directors for Advanced Disposal and WesPac Midstream LLC, an energy infrastructure company, and previously served as a Director on the boards of London City Airport, the Ports America Companies and as an observer on the boards of Northern Star Generation and InterGen. Prior to joining Highstar Capital, he worked as an advisor to the Highstar Capital team on several transactions as an investment banker at Deutsche Bank. While at Deutsche Bank, Mr. Parker advised domestic and international power generation companies and financial sponsors on mergers and acquisitions and financings. Mr. Parker holds a Bachelor's of Arts in International Relations from Stanford University. Mr. Parker's qualifications to sit on our board of directors include his substantial experience in the area of corporate strategy and finance, including, capital markets and mergers and acquisitions.
Matthew Rinklin - Mr. Rinklin has served as a Director of Advanced Disposal and has served in this role since 2012. Mr. Rinklin has also served as a Vice President at Highstar Capital since 2011. Prior to joining Highstar Capital in 2011, Mr. Rinklin was an Associate at the UBS International Infrastructure Fund from 2010 to 2011. While at UBS, Mr. Rinklin focused on leveraged buyout investments in the power, midstream/pipeline and transportation sectors. Before that, he was an investment banking analyst in the Natural Resources Group at J.P. Morgan. Mr. Rinklin received a Bachelor's of Arts in Economics from the University of Chicago. Mr. Rinklin's qualifications to sit on our board of directors include his substantial experience in the area of corporate finance, including capital markets and mergers and acquisitions.

Sergio Pedreiro - Mr. Pedreiro joined Advanced Disposal as a Director on January 29, 2016 as the designated director of BTGI Equity Investments LLC ("BTGI Equity"), a stockholder and an affiliate of BTG Pactual. Since May 2015, Mr. Pedreiro has served as CEO of Estre Ambiental, a Brazilian waste management company, where he has also served as Director since 2011. He has also served as a Director of ALL-American Latina Logistica SA., a Brazilian logistics company mainly focused on the railway line logistics in Brazil, from 2005 to 2011. Since April 2014, Mr.Pedreiro has been an Associate Partner and a Portfolio Management Team member of BTG Pactual, an investment bank and asset and wealth manager based in Brazil. Prior to joining BTG Pactual, Mr. Pedreiro served as the Chief Financial Officer of Coty, Inc., an American beauty products manufacturer based in New York, from 2009 to 2014. Prior to joining Coty Inc., Mr. Pedreiro served as Chief Financial Officer of ALL-America Latina Logýstica S.A. from 2002 to 2008. Mr. Pedreiro received a Bachelor's Degree with honors in Aeronautical Engineering from ITA-Instituto Tecnológico de Aeronáutica, and has a Master of Business Administration degree from Stanford University Graduate School of Business.
As a privately-held company with no equity securities listed on a national securities exchange we are not required to have independent directors on our board of directors or any committees of the board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.
Committees of the Board
Our Board of Directors has an Audit Committee and a Compensation Committee. Our Board of Directors may also establish from time to time any other committees that it deems necessary and advisable.
Audit Committee
Our Audit Committee is comprised of John Miller, Bret Budenbender, and Jared Parker. The Audit Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm. Our Board of Directors has designated Mr. John Miller from Highstar Capital an Audit Committee financial expert.

Compensation Committee
Our Compensation Committee is comprised of Bret Budenbender, John Miller, and Richard Burke. The Compensation Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) Review and approval of corporate goals and objectives relevant to CEO and other executive officers' compensation, including annual performance objectives, if any; (ii) Evaluating the performance of the CEO in light of such goals and objectives and, either as a committee or together with the other directors, determine and approve the annual salary, bonus, equity-based incentive and other benefits, direct and indirect, of the CEO; (iii) Making recommendations to the board with respect to non-CEO executive officer compensation, and incentive-compensation and equity-based plans that are subject to board approval; and (iv) Preparing the disclosure required by Item 407(e)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
As described in more detail below, the material elements of our executive compensation program for our named executive officers (“NEO's”) include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits and welfare benefits. The NEOs may also receive severance payments and other benefits in connection with certain terminations of employment or a change in control of Advanced Disposal Services, Inc. or Advanced Disposal Services, Corp, our Parent Company. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

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
These individual compensation elements are intended to create a total compensation package for each NEO that we believe achieves our compensation objectives and provides competitive compensation opportunities. The Compensation Committee annually reviews the compensation arrangements for the Company’s executive officers to assess whether the arrangements encourage risk taking that is reasonably likely to have a material adverse effect on the Company. The Compensation Committee conducted an annual review in February 2016 and concluded that the compensation arrangements for the Company’s executive officers do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.

During fiscal 2015 we did not retain an independent compensation consultant to conduct a formal numeric benchmarking process for the NEOs’ compensation opportunities. Starting in June 2015, however, we retained Pearl Meyer as an independent compensation consultant to advise in connection with compensation matters. With respect to 2015 compensation, our Chief Executive Officer (‘‘CEO’’) reviewed the compensation of comparable public companies within the waste industry and benchmarked current compensation based upon size, scale and location of those companies and recommended compensation adjustments for other NEOs to the compensation committee. The compensation committee performed similar procedures with respect to the compensation of our CEO for fiscal 2015.
Employment Agreements

We entered into an employment agreement with Mr. Burke, our current CEO, on November 20, 2012 for retention purposes. On July 18, 2014, we amended the employment agreement with Mr. Burke to reflect his new responsibilities as our current CEO. On November 20, 2012, we entered into an employment agreement with Mr. Carn in recognition of his contributions to the continued growth and excellent performance of the Company under which he serves as our Chief Financial Officer. Mr. Carn’s employment agreement contains certain price protections in connection with share repurchases. On May 1, 2014, we entered into an employment agreement with Mr. Spegal for retention purposes under which he serves as our Chief Operating Officer. We entered an employment agreement with Mr. Slattery on May 29, 2015 under which he serves as our Senior Vice President and General Counsel, and with Mr. Westrate on May 1, 2014 under which he serves as our Chief Administrative Officer. Each of these employment agreements provides for an initial three-year term commencing on the respective agreement’s effective date, and for automatic one-year renewals thereafter unless either party provides 60 days’ written notice of intent to terminate. The material terms of the employment agreements are described in ‘‘Summary of NEO Employment Agreements’’ found later in this section of the Form 10K.
Executive Compensation Program Elements
Base Salaries

Base salaries are an important element of compensation because they provide the NEOs with a predictable base level of income. Our NEOs are entitled to an automatic adjustment to their base salaries on a 12-month cycle commencing on January 1, 2016 for not less than 100% of the CPI for all urban consumers, U.S. city average, as published by the U.S. Department of Labor for the immediately preceding year. The Summary Compensation Table below shows the base salary paid to each NEO.
Cash Bonus Opportunities
Annual Cash Bonus Opportunity

We sponsored a management incentive plan (the ‘‘MIP’’) in fiscal 2015 as set forth in formal individualized plan term sheets. All of our NEOs were eligible to participate in the MIP in fiscal 2015. In general, the primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives.
Fiscal 2015 MIP

A target annual bonus, expressed as a percentage of base salary (between 0% and 100%), is established within each NEO’s employment agreement. This percentage may be adjusted from time to time by the Compensation Committee in connection with a NEO’s promotion. The MIP award, which is a cash bonus, is tied to our (i) overall financial results (the ‘‘Business
Performance Factor’’) and (ii) a combination of individual, financial and/or strategic goals appropriate for each position (the ‘‘Individual Performance Factor’’). The Business Performance Factor determines 75% of the total MIP award and the Individual Performance Factor determines the remaining 25%.

With respect to the NEOs, financial performance is measured at the Company-wide level. Financial performance relative to specified financial performance targets set annually by the Board of Directors determines the aggregate funding level of the bonus pool and the Business Performance Factor for the MIP. If the financial performance target set by the Board of Directors is met, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%, subject to the Compensation Committee’s discretion for all NEOs. The Compensation Committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor upwards or downwards to address special situations. Special situations may include, but are not limited to, items such as the divestiture of businesses, restructuring programs or unusual items in connection with a significant acquisition.

We believe that tying the NEOs’ bonuses to Company-wide performance goals encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. The Business Performance Factor is determined based on achievement of adjusted EBITDA (representing 50% of each NEO’s bonus calculation), as well as free cash flow (representing 25% of each NEO’s bonus calculation). We believe that these factors provide reliable indicators of our strategic growth and the strength of our cash flow and overall financial results. For each of our NEOs, achievement of less than 90% of the EBITDA measure or the cash flow measure results in no amounts being paid in connection with that respective component of the Business Performance Factor. With respect to Messrs. Burke, Carn and Spegal, if achievement of the EBITDA measure or the cash flow measure is greater than or equal to 90% and less than or equal to 110%, the respective component of the Business Performance Factor will be pro-rated ratably, provided that the total MIP award cannot exceed a stated maximum. With respect to Messrs. Slattery and Westrate, if achievement of the EBITDA measure or the cash flow measure is greater than or equal to 90% and less than 92.5%, 40% of the respective component of the Business Performance Factor will be paid; if achievement of the EBITDA measure or the cash flow measure is greater than or equal to 92.5% and less than 95%, 60% of the respective component of the Business Performance Factor will be paid; finally, if achievement of the EBITDA measure or the cash flow measure is greater than or equal to 95% and less than or equal to 110%, the respective component of the Business Performance Factor will be pro-rated ratably, provided that the total MIP award cannot exceed a stated maximum.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the NEOs based on an assessment of each NEO’s Individual Performance Factor. The Individual Performance Factor payout percentage (which impacts 25% of a NEO’s MIP award) can range from 0% to 110% for Messrs. Burke, Carn and Spegal and from 0% to 70% for Messrs. Slattery and Westrate, provided that the total MIP award cannot exceed a stated maximum. The Compensation Committee performs the assessment of Mr. Burke’s Individual Performance Factor after reviewing the written assessments of his performance against the specific goals and objectives that Mr. Burke provided to the board of directors. The CEO performs the assessment of the other NEOs’ Individual Performance Factors and makes a recommendation to the Compensation Committee based upon his assessment of their achievement of the goals and objectives as set forth by him.

The Individual Performance Factors for Messrs. Burke, Carn, Spegal, Slattery and Westrate are based upon their respective contributions towards achievement of the following: (1) completion of the integration of acquired and merged companies; (2) achieving estimated synergy targets; (3) institutionalizing culture; (4) positioning us for maximum value creation; (5) completing acquisitions and development projects; and (6) formalizing policies and procedures related to internal controls and governance.
Sign-on Bonuses

From time to time, our Compensation Committee may award sign-on bonuses, in the form of either cash or the right to purchase stock of the Company at fair market value, in connection with the commencement of a NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to our Company. Generally, they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. No such amounts were offered for the year ended December 31, 2015.
Discretionary Bonuses

From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2015, our Compensation Committee did not award any discretionary bonuses.
Long-Term Equity Incentive Awards

We believe that the NEOs’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards in the parent's stock for 2015 were granted under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan (the ‘‘2012 Plan’’) to the NEOs. The 2012 Plan is designed to provide long-term incentive opportunities over a period of several years. Stock options are currently our preferred equity award under the 2012 Plan because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be ‘‘at risk’’ and further aligns our executive compensation with the long-term profitability of our Company and the creation of shareholder value. The 2012 Plan also permits Parent to grant stock purchase rights.

For certain of our executives, including certain of our NEOs, upon a change in control, as defined in the 2012 Plan, all outstanding time-based options will, subject to certain limitations, become fully exercisable and vested, and any restrictions and deferral limitations applicable to any stock purchase rights will lapse. We believe that providing for acceleration upon a liquidity event such as a change of control helps to align the interests of the executives with those of the stockholders.

In March 2015, the compensation committee granted an aggregate of 1,653 options to our NEOs. Further details pertaining to these grants can be found within the Grants of Plan-Based Awards in Fiscal 2015 table below.

The amounts of each NEO’s investment opportunity and stock option, as applicable, were determined based on several factors, including: (1) each NEO’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the NEOs were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options granted to NEOs during fiscal 2015 and the grant date fair value of these options as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal 2015 table below.
Stock Redemption Program

The Parent implemented a stock redemption program based upon certain conditions as set forth in individual agreements entered into with certain individuals who have been NEOs of the Company. The redemption program is subject to time limitations and floor prices for redemptions, as described within the relevant employment agreements, redemption agreements and applicable share price protection agreements. Mr. Carn is the only current NEO of the Company who participates in the redemption program, which is further described below under ‘‘Summary of NEO Employment Agreements.’’
Deferred Compensation Opportunity Other Retirement Benefits

Our NEOs are eligible to participate in the Advanced Disposal Services, Inc. 401(k) Retirement Plan (the ‘‘401(k) plan’’). We do not provide deferred compensation opportunities for our NEOs. We currently match 50% of the first 6% of eligible pay that employees contribute to the 401(k) plan.

Perquisites and Other Benefits

At our discretion, we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as usage of a Company car (or a car allowance) and usage of the Company plane. Furthermore, we pay for life insurance benefits in an amount equal to the NEOs’ base salary plus bonus potential. The NEO may designate a beneficiary of their choosing under the life insurance.

Severance and Other Benefits Payable Upon Termination of Employment or Change in Control
We believe that severance protections can play a valuable role in attracting and retaining high caliber talent. In the competitive market for executive talent, we believe severance payments and other termination benefits are an effective way to offer executives financial security to offset the risk of foregoing an opportunity with another company. Consistent with our objective of using severance payments and benefits to attract and retain executives, we generally provide each NEO with amounts and types of severance payments and benefits that we believe will permit us to attract and/or continue to employ the individual NEO.
The severance benefits provided under the NEO employment agreements are generally more favorable than the benefits payable under our general severance policy. For example, the NEO employment agreements provide for a severance benefit payable upon a termination by us without cause or by the NEO for "good reason". Details on NEO severance arrangements can be found below under "-Summary of NEO Employment Agreements."
Section 162(m) of the Code
Section 162(m) of the Internal Revenue Code ("Section 162(m)") generally disallows a tax deduction for compensation over $1,000,000 paid for any year to a corporation's principal executive officer or an individual acting in such a capacity and the three most highly compensated executive officers (not including the principal executive officer or the principal financial officer). Section 162(m) applies to corporations with any class of common equity securities required to be registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Because we do not currently have any publicly held common stock, Section 162(m)'s restrictions do not currently apply to us.
The following table provides summary information concerning the compensation of our CEO, our Chief Financial Officer ("CFO") and each of our other NEOs for the 2013-2015 fiscal years.
Summary Compensation Table

	Year	Salary	Option Award (1)	Non-equity incentive plan compensation (2)	Total All Other Compensation (3)	Total
Richard Burke Chief Executive Officer	2015	$557,000	$—	$548,924	$42,306	$1,148,230
	2014	$520,698	$—	$530,880	$490,344	$1,541,922
	2013	$465,000	$3,425	$—	$318,131	$786,556
Steven Carn Chief Financial Officer	2015	$392,923	$—	$391,155	$30,834	$814,912
	2014	$381,750	$—	$370,756	$20,204	$772,710
	2013	$375,000	$5,635	$361,726	$34,774	$777,135
John Spegal Chief Operating Officer	2015	$378,133	$55,405	$365,088	$21,508	$820,134
	2014	$297,038	$175,423	$349,632	$190,694	$1,012,787
Michael K. Slattery Senior Vice President, General Counsel	2015	$306,000	$288,320	$182,774	$98,784	$875,878
William Westrate Chief Administrative Officer	2015	$280,800	$183,729	$165,089	$20,886	$650,504

(1) Represents options granted under the 2012 Plan by the Parent to each NEO. Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2015, see the discussion of nonqualified option awards contained in Notes 1 and 15 to our audited consolidated financial statements for the period ended December 31, 2015.

(2) Figures represent awards paid under our Management Incentive Plan (MIP) in respect of the year earned. See "Executive Compensation-Executive Compensation Program Elements-Cash Bonus Opportunities-Fiscal 2015 MIP" above for a description of our MIP.

(3) The supplemental table below sets forth the details of amounts reported as "All Other Compensation" for fiscal 2015. For 2015, the All Other Compensation column includes amounts related to executive perquisites provided by us, which may include relocation, Company car, plane usage and life insurance premiums as detailed in the chart below.

	Year	Auto (1)	Plane (2)	401(k) Matching Contributions	Other (4)		Total All Other Compensation
Richard Burke Chief Executive Officer	2015	$15,181	$17,485	$8,554	$1,086		$42,306
Steven Carn Chief Financial Officer	2015	$10,800	$9,948	$9,000	$1,086		$30,834
John Spegal Chief Operating Officer	2015	$12,000	$—	$8,422	$1,086		$21,508
Michael K. Slattery Senior Vice President, General Counsel	2015	$10,800	$—	$6,059	$81,925	(3)	$98,784
William Westrate, Chief Administrative Officer	2015	$10,800	$—	$9,000	$1,086		$20,886

(1) Each NEO is entitled to the usage of an automobile of their choosing through either an auto allowance or Company car.

(2) Personal use of corporate aircraft is valued based on the aggregate incremental cost to the Company on a fiscal-year basis. The incremental cost to the Company of personal use of corporate aircraft is calculated based on the variable operating cost to the Company, which includes the cost of fuel, aircraft maintenance, crew travel, on-board catering, landing fees, ramp fees and other smaller variable costs. Because our corporate aircraft is used primarily for business travel, fixed costs that do not change based on usage, such as pilots' salaries and purchase and lease costs, are excluded from this calculation.

(3) Includes relocation expenses paid by the Company in connection with Mr. Slattery's relocation to Florida from Chicago, Illinois.

(4) Other amounts, excluding those detailed above for the respective individuals, generally include payments on life and long-term disability insurance.
Grants of Plan-Based Awards in Fiscal 2015

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2015 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards that occured during fiscal 2015.

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Richard Burke	Cash Bonus	—	$191,350	$537,500	$591,250	—	$—	$—
Steven Carn	Cash Bonus	—	$241,655	$391,154	$430,270	—	—	—
John Spegal	Cash Bonus	—	$230,233	$372,667	$409,933	—	$—	$—
	Stock Options	3/4/2015	—	—	—	190	$896.26	$55,405
Michael K. Slattery	Cash Bonus	—	$113,428	$183,600	$214,200	—	$—	$—
	Stock Options	3/4/2015	$—	$—	$—	776	$896.26	$256,650
	Stock Options	3/4/2015	—	—	—	109	$896.26	$31,671
William Westrate	Cash Bonus	—	$104,087	$168,480	$196,560	—	$—	$—
	Stock Options	3/4/2015	$—	$—	$—	190	$896.26	55,405
	Stock Options	3/4/2015	—	—	—	388	$896.26	$128,325

(1) Represents options granted by Parent under the 2012 Plan to Messrs. Spegal, Slattery and Westrate. Options vest 20% on the date of issuance and 20% thereafter on the first, second, third and fourth anniversaries of the grant date or immediately if the individual has attained the stipulated retirement age and have a 10-year term except the for the 776 and 388 options granted to Messrs. Slattery and Westrate, respectively, which vest 100% after five years.

(2) Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Exercise priced based upon third-party valuation or third-party transaction price.
For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of option awards contained in Note 15 to our Consolidated Financial Statements for the period ended December 31, 2015.
Summary of NEO Employment Agreements
This section describes employment agreements in effect for our NEOs during fiscal 2015. In addition, the terms with respect to grants of stock options described above under "Long-Term Equity Incentive Awards" are further described below for our NEOs in the section entitled "Outstanding Equity Awards at December 31, 2015." Severance agreements and arrangements are described below in the section entitled "Potential Payments upon Termination or Change in Control."
Employment Agreement of Richard Burke
We entered into an employment agreement with Mr. Burke (the "Burke Agreement"), effective as of November 20, 2012, for a three-year initial term which will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. The agreement was subsequently modified in connection with Mr. Burke's appointment as CEO effective July 1, 2014. The financial terms of the Burke Agreement, as modified for salary, include (1) an annual base salary of $525,000, subject to increases not less than 100% of the CPI, (2) participation in our MIP, with a target annual cash bonus amount up to 100% of his annual base salary, and (3) a pool of options established by the compensation committee for which Mr. Burke may earn up to 1,333 options per year for fiscal 2014, 2015 and 2016 if certain EBITDA targets are met.
We must maintain a long term disability plan which provides benefits in an amount at least equal to 66 2/3% of Mr. Burke's annual base salary then in effect, up to a maximum of $9,000 per month. Further, Mr. Burke is entitled on a tax grossed-up annual basis during each calendar year of his employment, to: (1) a Company automobile or allowance for an automobile, (2) participation in the incentive stock option award program, (3) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (4) six weeks' vacation, (5) short term disability benefits, (6) life insurance benefits in an amount equal to $1,000,000 for which we must pay the premiums and for which he may designate a beneficiary and (7) reimbursement of certain relocation expenses.
Mr. Burke is also entitled to a seat on our Board of Directors. We retain the right to remove Mr. Burke from the Board of Directors in connection with any restructuring of the Board of Directors in connection with a public offering. In such an event, no payments would be due to Mr. Burke.
Severance benefits are payable to Mr. Burke in connection with his termination without cause or his resignation for "good reason," which is defined as either a breach of the Burke Agreement by the Company, a relocation of Mr. Burke's principal place of business to a location that represents a material change (50 miles from principal place of business) in geographic location or a material diminution in his authority, duties, responsibilities, reporting position or compensation. Such severance payments are provided in an amount equal to two times his base salary and bonus received during the preceding fiscal year, paid out in 24 equal monthly installments, and a pro-rata portion of his bonus as earned through the termination date, and an additional $36,000 cash payment payable in 24 equal monthly installments. Mr. Burke is subject to non-competition, non-solicitation and non-interference with employees provisions for two years following termination of employment for any reason and to indefinite confidentiality provisions.
In the event that any payments or benefits due to Mr. Burke constitute parachute payments under Section 280G of the Internal Revenue Code (the "Code"), and will be subject to the excise tax imposed by Section 4999 of the Code, then the Company will pay Mr. Burke a gross-up payment so as to put him in the same after-tax position as if the Section 4999 excise tax was not imposed.
Employment Agreement of Steven R. Carn
We entered into an employment agreement with Mr. Carn (the "Carn Agreement"), effective as of November 20, 2012 for a three-year initial term which will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. Pursuant to the Carn Agreement, Mr. Carn serves as our Chief Financial Officer.

The financial terms of the Carn Agreement include: (1) an annual base salary of $375,000, subject to increases not less than 100% of the CPI; and (2) continued participation in our MIP, with a target annual cash bonus amount up to 100% of his salary. In addition, Mr. Carn is entitled to: (a) vacation of up to six weeks, (b) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (c) short-term disability benefits, (d) a long term disability plan which provides benefits in an amount at least equal to 66 2/3% of Mr. Carn's annual base salary then in effect up to a maximum of $9,000 per month, (e) payment by the Company of premiums on a life insurance policy in an amount equal to the base salary plus 100% of annual bonus opportunity, (f) a Company vehicle or an allowance for an automobile, and (g) a seat on our Board of Directors. We retain the right to remove Mr. Carn from the Board of Directors in connection with any restructuring of the Board of Directors in connection with a public offering. In such an event, no payments would be due to Mr. Carn.
Further, in the event that Mr. Carn sells his shares of Parent stock in connection with a change of control, we will pay Mr. Carn, on the 6-month anniversary of the date of the change in control, an amount equal to the excess, if any, of the floor price over the actual gross proceeds received from the sale (a "Price Protection Bonus"). The floor price is defined as $610.96 per share from the effective date of the agreement through December 31, 2013; $843.13 per share from January 1, 2014 - December 31, 2014; $878.47 per share from January 1, 2015 - December 31, 2015 and $932.25 per share from January 1, 2016 and thereafter.
Severance benefits are payable in connection with a termination of employment without cause or resignation for "good reason," which has the same meaning as in the Burke Agreement. Such benefits are provided on the same terms as provided for in the Burke Agreement, absent the additional $36,000 payment. Mr. Carn is subject to non-competition, non-solicitation and non-interference with employees provisions for two years following termination of employment for any reason and to indefinite confidentiality provisions.
Employment Agreement of John Spegal
We entered into an employment agreement with Mr. Spegal (the "Spegal Agreement"), effective as of May 1, 2014 for a three-year initial term which will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. Pursuant to the Spegal Agreement, Mr. Spegal serves as our Chief Operating Officer.
The financial terms of the Spegal Agreement include: (1) an annual base salary of $360,000, subject to annual increases not less than 100% of the CPI; and (2) continued participation in our MIP, with a target annual cash bonus amount up to 100% of his salary. In addition, Mr. Spegal is entitled to: (a) vacation of up to six weeks, (b) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (c) short-term disability benefits, (d) a long-term disability plan which provides benefits in an amount at least equal to 40% of Mr. Spegal's annual base salary then in effect up to a maximum of $11,000 per month, (e) participation in the 2012 Plan, as amended from time to time, at two times Level 1 of the 2012 Plan (where "Level 1" refers to a management-designated level of participation in the 2012 Plan that governs how many shares may be granted in connection with awards thereunder), (f) payment by the Company of premiums on a life insurance policy in an amount equal to two times the executive's base salary, (g) reimbursement of his relocation expenses in an amount equal to $175,000, and (h) a Company automobile and cell phone allowance.
Severance benefits are provided under the Spegal Agreement if Mr. Spegal's employment terminates without cause or for "good reason," subject to the execution and non-revocation of a general release. The term "good reason" means that (i) grounds for termination for cause do not exist, (ii) a change of control has occurred, and (iii) any of the following scenarios exist: (1) Mr. Spegal's principal place of business is relocated by more than 50 miles without his consent, (2) there is a diminution in Mr. Spegal's title, authority, duties, responsibilities, reporting position or compensation without his consent, or (3) Mr. Spegal is terminated by the Company in connection with the change in control. Upon such termination, Mr. Spegal is entitled to severance payments in (i) an amount equal to two times his annual base salary then in effect, payable in 24 equal monthly installments; (ii) a pro-rata portion of his bonus as earned through the termination date; (iii) an amount equal to two times his bonus received during the fiscal year immediately preceding termination payable in 24 equal monthly installments; and (iv) $50,000 net of taxes, for relocation services. Mr. Spegal is subject to non-competition, non-solicitation and non-interference with employees provisions for two years following termination of employment for any reason and to indefinite confidentiality provisions.
Employment Agreement of Michael K. Slattery
We entered into an employment agreement with Mr. Slattery (the "Slattery Agreement"), effective as of May 29, 2015 for a three-year initial term which will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. Pursuant to the Slattery Agreement, Mr. Slattery serves as our Senior Vice President, General Counsel.
 The financial terms of the Slattery Agreement include: (1) an annual base salary of $306,000, subject to annual increases; and (2) continued participation in our MIP, with a target annual cash bonus amount up to 60% of his salary. In addition, Mr. Slattery is entitled to: (a) vacation of up to four weeks, (b) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (c) short-term disability benefits, (d) a long-term disability plan which provides benefits in an amount at least equal to 40% of Mr. Slattery's annual base salary then in effect up to a maximum of $11,000 per month, (e) participation in the Company's current equity compensation plan, as amended from time to time, (f) payment by the Company of premiums on a life insurance policy in an amount equal to two times Mr. Slattery's base salary, and (g) reimbursement of direct and reasonable business expenses.
Severance benefits are provided under the Slattery Agreement if Mr. Slattery's employment terminates without cause or for "good reason," subject to the execution and non-revocation of a general release. "Good Reason" has the same meaning as in the Spegal Agreement. Upon such termination, Mr. Slattery is entitled to severance payments in (i) an amount equal to two times his annual base salary then in effect, payable in 24 equal monthly installments; (ii) a pro-rata portion of his bonus as earned through the termination date; and (iii) an amount equal to two times the greater of (1) his bonus received during the fiscal year immediately preceding the year of termination and (2) the average of the bonuses paid to Mr. Slattery in the two years immediately preceding the year of termination, payable in 24 equal monthly installments. Mr. Slattery is subject to a non-competition covenant for two years following termination of employment for any reason, a non-solicitation and non-interference with employees covenant for two years following termination of employment for any reason and indefinite confidentiality provisions.
Employment Agreement of William Westrate
We entered into an employment agreement with Mr. Westrate (the "Westrate Agreement"), effective as of May 1, 2015 for a three-year initial term which will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term. Pursuant to the Westrate Agreement, Mr. Westrate serves as our Chief Administrative Officer.
 The financial terms of the Westrate Agreement include: (1) an annual base salary of $270,000, subject to annual increases; and (2) continued participation in our MIP, with a target annual cash bonus amount up to 60% of his salary. In addition, Mr. Westrate is entitled to: (a) vacation of up to four weeks, (b) participation in the group medical, dental, health and pension or profit-sharing plans which we make available to senior level employees, (c) short-term disability benefits, (d) a long-term disability plan which provides benefits in an amount at least equal to 40% of Mr. Westrate's annual base salary then in effect up to a maximum of $11,000 per month, (e) participation in the 2012 Plan, as amended from time to time, at Level 1 of the 2012 Plan, (f) payment by the Company of premiums on a life insurance policy in an amount equal to two times Mr. Slattery's base salary, and (g) reimbursement of direct and reasonable business expenses.
Severance benefits are provided under the Westrate Agreement if Mr. Westrate's employment terminates without cause or for "good reason," subject to the execution and non-revocation of a general release. "Good Reason" has the same meaning as in the Spegal Agreement. Upon such termination, Mr. Westrate is entitled to severance payments in (i) an amount equal to two times his annual base salary then in effect, payable in 24 equal monthly installments; (ii) a pro-rata portion of his bonus as earned through the termination date; and (iii) an amount equal to two times the bonus received during the fiscal year immediately preceding the year of termination, payable in 24 equal monthly installments. Mr. Westrate is subject to a non-competition covenant for two years following termination of employment for any reason, a non-solicitation and non-interference with employees covenant for two years following termination of employment for any reason and indefinite confidentiality provisions.
Outstanding Equity Awards at December 31, 2015
The following table sets forth information concerning outstanding stock options to purchase shares of Parent common stock held by each of our NEOs as of December 31, 2015.

Name	Grant Date	Exercisable	Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard Burke	4/25/2013	12	9	(1)	$844.10	4/25/2023
	11/20/2012	9,364	—	(2)	$844.10	11/20/2022
Steven Carn	4/25/2013	20	14	(1)	$844.10	4/25/2023
	4/26/2012	1,025	256	(1)	$619.64	4/26/2022
John Spegal	3/4/2015	38	152	(1)	$896.26	3/4/2025
	5/14/2014	25	39	(1)	$910.78	5/14/2024
	5/14/2014	—	517	(3)	$910.78	5/14/2024
	4/25/2013	—	259	(3)	$844.10	4/25/2023
Michael Slattery	3/4/2015	22	87	(1)	$896.26	3/4/2025
	3/4/2015	—	776	(3)	$896.26	3/4/2025
William Westrate	3/4/2015	38	152	(1)	$896.26	3/4/2025
	3/4/2015	—	388	(3)	$896.26	3/4/2025
	5/14/2014	—	388	(3)	$910.78	5/14/2024

(1) Time-vested options vest 20% on date of grant and 20% ratably thereafter on each annual anniversary of the date of grant.

(2) Options vested 100% with Mr. Burke's selection as CEO.

(3) Represents stock options granted that vest 100% after five years from the date of grant.
Option Exercises and Stock Vested in 2015
No options were exercised in 2015 and no stock was vested in 2015.
Potential Payments Upon Termination or Change in Control
The following table quantifies the potential contractual and/or plan termination and change-in-control payment amounts assuming hypothetical triggering events had occurred as of December 31, 2015. The price per share of our stock as of the fiscal year-end used in calculating the value of outstanding stock was $1,236. See "Summary of NEO Employment Agreements" above. Our incentive plans also provide for payments to NEO's in the event of termination under certain circumstances not related to change in control, such as death, disability, retirement, and job elimination. Refer to the chart and footnotes included below for a full description of such benefits.

Name	Item of Compensation	Termination Upon Death/Disability	Termination Upon Retirement	Involuntary Termination Not for Cause or Reason	Termination for Cause	Voluntary Resignation (2)	Termination Upon Change in Control (3)
Richard Burke	Bonus	$548,924	$—	$548,924	$—	$548,924	$548,924
	Additional Severance (1)	$36,000	$—	$36,000	$—	$36,000	$36,000
	Unvested Stock Options	$3,527	$—	$—	$—	$—	$3,527
	Multiple of Salary and Bonus	$2,211,848	$—	$2,211,848	$—	$2,211,848	$2,211,848
	Total Payments	$2,800,299	$—	$2,796,772	$—	$2,796,772	$2,800,299
Steven Carn	Bonus	$391,155	$—	$391,155	$—	$391,155	$391,155
	Unvested Stock Options	$163,286	$—	$—	$—	$—	$163,286
	Multiple of Salary and Bonus	$1,568,157	$—	$1,568,157	$—	$1,568,157	$1,568,157
	Total Payments	$2,122,598	$—	$1,959,312	$—	$1,959,312	$2,122,598
John Spegal	Bonus	$365,088	$—	$365,088	$—	$365,088	$365,088
	Unvested Stock Options	$—	$—	$—	$—	$—	$334,004
	Multiple of Salary and Bonus	$743,221	$—	$1,486,443	$—	$1,486,443	$1,486,443
	Total Payments	$1,108,309	$—	$1,851,531	$—	$1,851,531	$2,185,535
Michael K. Slattery	Bonus	$182,774	$—	$182,774	$—	$182,774	$182,774
	Unvested Stock Options	$—	$—	$—	$—	$—	$293,230
	Multiple of Salary and Bonus	$488,774	$—	$977,548	$—	$977,548	$977,548
	Total Payments	$671,548	$—	$1,160,322	$—	$1,160,322	$1,453,552
William Westrate	Bonus	$165,089	$—	$165,089		$165,089	$165,089
	Unvested Stock Options	$—	$—	$—	$—	$—	$309,682
	Multiple of Salary and Bonus	$445,889	$—	$891,778	$—	$891,778	$891,778
	Total Payments	$610,978	$—	$1,056,867	$—	$1,056,867	$1,366,549

(1) Paid in 24 equal monthly installments.

(2) Voluntary resignation payments are based upon resignation for "good reason,". Details of the definition of "good reason" applicable to each of our named executive officers are provided above under "Compensation Discussion & Analysis - NEO Employment Agreements."

(3) For Mr. Burke and Mr. Carn, options outstanding as of December 31, 2015 would have automatically vested upon a change in control had one occurred as of that date. In that case, the value received by Mr. Burke on account of the acceleration of his unvested stock options would have been $3,527, and the value received by Mr. Carn on account of the acceleration of his unvested stock options would have been $163,286.
All NEOs are subject to non-competition covenants for two years following termination of employment, non-solicitation and non-interference with employees provisions for two years following termination of employment for any reason and indefinite confidentiality provisions.
Non-Employee Director Compensation
During the fiscal year ending in 2015, we did not provide any compensation to our directors on account of their service to the Company as non-employee directors. The only directors who received compensation from the Company were Mr. Appleby in connection with consulting services that he provides to the Company, and Messrs. Burke and Carn in connection with their service as officers of the Company. As of April 30, 2016, Mr. Appleby will no longer be providing consulting services to the Company. Payments to Messrs. Burke and Carn are set forth in the Summary Compensation Table. Payments to Mr. Appleby are described below and are set forth in the director compensation table included in the section labeled "Compensation Arrangements of Charles Appleby."

Our non-employee directors nominated by Highstar Capital or BTGI Equity do not receive compensation for their service as directors.
Share Ownership Guidelines
Our non-employee directors who are not nominated by Highstar Capital or BTGI Equity are required to retain the shares covered by their annual equity awards until they own shares of our common stock with a value of $250,000. If such a director's share ownership subsequently drops below $250,000 of our common stock, the director must retain shares covered by future director equity awards until his or her level of ownership again reaches $250,000 of our common stock.
Compensation Arrangements of Charles Appleby
Mr. Appleby retired from his position as the Company's Chief Executive Officer effective July 1, 2014, but continued to serve on our board of directors until January 29, 2016. In connection with his retirement, we entered into a letter agreement on June 20, 2014 (the "Appleby Letter Agreement"), which amended the payment schedule provided for by a stock redemption program with the Parent. Pursuant to the stock redemption program, as amended by the Appleby Letter Agreement, the Parent will repurchase all of the then original outstanding stock owned by Mr. Appleby as of November 20, 2012 in three equal installments on each of January 15, 2015, January 15, 2016, and January 15, 2017 (each, a "Purchase Date"), payable on each Purchase Date in an amount equal to 33 1/3% of the number of original shares outstanding times the redemption price on the applicable Purchase Date. Stock acquired subsequent to November 20, 2012 will be purchased on the final installment payment date of the original share sale date or January 15, 2017. The Parent has repurchased the shares required to be so repurchased on January 15, 2015 and January 15, 2016. Pursuant to a share price protection agreement, shares are redeemable at a price equal to the greater of the public company value per share or EBITDA value per share at a floor price of $884.62 per share, with the floor price only applicable to the shares held prior to November 20, 2012. Any difference between fair market value and the floor price is payable on January 15, 2017. Mr. Appleby recently challenged the calculation of his redemption payments made in 2015 and 2016, claiming that they should have been greater by approximately $2 million in total. We are in ongoing negotiations with Mr. Appleby in order to resolve this issue. Contemporaneous with the payment dates, Mr. Appleby will repay (and has repaid, as applicable) in ratable amounts 33 1/3% of his outstanding shareholder loan with the Parent, as described below under "Certain Relationships and Related Party Transactions."

In addition to his stock redemption, Mr. Appleby receives post-retirement medical benefits for himself and his spouse through December 31 of the year in which Mr. Appleby turns 75 (or, if Mr. Appleby dies prior to reaching age 75, then for his spouse through the end of the calendar year in which Mr. Appleby would have turned 75). This plan provides health insurance coverage and benefits similar to the health insurance provided by us to other of our executive employees at the time of Mr. Appleby's retirement or termination. The plan provides for healthcare retirement benefits for Mr. Appleby and his wife and was valued utilizing the projected unit credit method with the following assumptions: (1) assumed discount rate of 3.80% based upon the Citigroup Pension Discount Curve, (2) enrollment in Medicare, (3) benefits are non-contributory by the employee up to $50,000, (4) retiree and his spouse receive coverage until retiree reaches the age of 75, (5) impact of the Patient Protection and Affordable Care Act enacted in March 2010, in particular the provision for an excise tax, (6) mortality rates from the RP 2000 Healthy Male and Female tables and (7) health care cost trend assumptions of 9.0% initially followed with an ultimate trend of 5.0%.
        The following table reflects the compensation paid to Mr. Appleby in 2015. Other non-employee directors have not been included because they received no compensation in 2015.

Name	All Other Compensation (1)	Total
Charles Appleby	$4,378,234	$4,378,234
(1) Includes compensation for consulting services in an amount equal to $125,000, $4,237,900 for redemption of certain shares held by him and family trusts, and $15,334 in payments for post-retirement medical benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Promissory Notes (in millions) Relating to Exercise of Advanced Disposal Stock Options
On December 31, 2008, the Parent issued to Charles Appleby, Walter Hall, Steven Carn, Mary O’Brien, Steven Del Corso and Christian Mills, executive officers of Advanced Disposal, promissory notes in an aggregate principal amount of $28.0 in connection with the exercise of stock options by such officers. Each of the borrowers pledged the shares purchased with the proceeds of the full recourse notes as collateral for the notes. The promissory notes accrued interest semi-annually at a rate of 2.83% through November 19, 2012 and .89% from November 20, 2012 and thereafter, which is payable on the due date of the notes. All loans mature at the earlier of six years from the date of re-issuance on November 20, 2012, upon termination of employment or upon sale of stock.
The loan amounts consisting of unpaid principal and interest as of December 31, 2015 are as follows: Mr. Appleby for $7.2; Mr. Hall for $2.9; Mr. Carn for $5.4, Mr. DelCorso for $2.2, Ms. Mills for $0.7 and Ms. O’Brien for $4.3. The loans were distributed by Advanced Disposal Services, Inc. to its parent Company, Advanced Disposal Waste Holdings Corp. in November 2012. The loans are not obligations of the Company or any of its subsidiaries. Subsequent to December 31, 2015, these loans were settled by all individuals with the exception of Ms. Mills who is no longer an executive officer of the Company.
Employment Relationships
Certain related party employment relationships exist within the Company. Two of Mr. Appleby’s immediate family members are employed by the Company and total compensation, excluding stock options granted for fiscal 2015 was $141,734 and $165,682, respectively. They were awarded options during 2015 with a fair market value of $10,053 and $6,568.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
Fees for audit services totaled approximately $1.6 and $1.0 for the fiscal years ended December 31, 2015 and 2014, respectively, including fees associated with the annual audits, reviews of our quarterly reports on Form 10-Q and assistance with the review of documents filed with the SEC.
Audit-Related Fees
None.
Tax Fees
Fees for tax services totaled approximately $0.2 and $0.5 for the fiscal years ended December 31, 2015 and 2014, respectively, for tax planning advice primarily related to legal entity restructuring.
All Other Fees
Fees for acquisition related due diligence services totaled $0.2 for the fiscal year ended December 31, 2015.
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

Advanced Disposal Services, Inc.

By:	/s/ Richard Burke
Richard Burke
Chief Executive Officer and Director
Date: March 4, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Each person signing below also hereby appoints Steven R. Carn, Matthew Gunnelson, Michael Slattery, and Richard Burke, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Advanced Disposal Services, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Richard Burke	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Richard Burke

/s/ Steven R. Carn	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 4, 2016
Steven R. Carn

/s/ Matthew Gunnelson	Chief Accounting Officer, Assistant Treasurer (Principal Accounting Officer)	March 4, 2016
Matthew Gunnelson

/s/ Christopher Beall	Director	March 4, 2016
Christopher Beall

/s/ John Miller	Director	March 4, 2016
John Miller

/s/ Bret Budenbender	Director	March 4, 2016
Bret Budenbender

/s/ Jared Parker	Director	March 4, 2016
Jared Parker

Signature	Title	Date

/s/ Sergio Pedreiro	Director	March 4, 2016
Sergio Pedreiro

/s/ Matthew Rinklin	Director	March 4, 2016
Matthew Rinklin

Exhibit Number	Description of Exhibits

3.1
Certificate of Incorporation of ADS Waste Holdings, Inc.

(Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

3.1a	Certificate of Amendment of Certification of Incorporation of ADS Waste Holdings, Inc.

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

10.3
Amendment No. 2, dated as of February 14, 2014, to the credit agreement, dated as of October 9, 2012, among ADS Waste Holdings, Inc., Advanced Disposal Waste Holdings Corp., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement and Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, issuing bank and swing line lender

(Incorporated by reference to Exhibit 10.3 of the Company’s Annual report filed on Form 10K with the Securities and Exchange Commission on March 21, 2014)

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

10.9
Executive Employment Agreement for Michael K. Slattery, dated May 29, 2015

(Incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 20, 2016)

10.10
Executive Employment Agreement for Bill Westrate, dated May 1, 2014

(Incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 20, 2016)

Exhibit Number	Description of Exhibits

10.11
Executive Employment Agreement for Steven Carn, dated November 20, 2012

(Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 11, 2013)

10.12
Executive Employment Agreement for John Spegal, dated May 1, 2014

(Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 10, 2015)

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

14.1	Code of Business Conduct

21.1	Subsidiaries of Advanced Disposal Services, Inc.

24.1	Power of Attorney (included on signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document