Form 10-Q
period 2016-03-31
Advanced Disposal Services, Inc.
filed 2016-05-04
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒
Note: While the Registrant is a voluntary filer not subject to the above requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has filed all required reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 4, 2016 was 1,000 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this document, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended and are subject to "safe harbor" created by those sections. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

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

•	risks relating to fuel supply and prices that may fluctuate significantly and that we may not be able to pass on cost increases to our customers or effectively hedge such costs;

•	risks relating to fluctuations in the prices of commodities;

•	risks that increases in labor and disposal costs and related transportation costs could adversely impact our financial results;

•	risks that commodity derivatives could adversely affect our results;

•	risks that efforts by labor unions to organize our workforce could divert management attention and adversely affect operating results;

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

•	risks that alternatives to landfill disposal may cause our revenues and operating results to decline;

•	risks relating to our substantial indebtedness and our working capital deficit;

•	risks relating to our limited access to forms of capital;

•	risks relating to our ability to implement growth strategy as and when planned; and

•	the other risks described in the "Risk Factors" section of our 2015 Annual Report on Form 10-K.
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

Advanced Disposal Services, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$0.5	$0.6
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $4.4, respectively	167.0	177.5
Prepaid expenses and other current assets	29.1	33.4
Total current assets	196.6	211.5
Other assets	22.8	22.9
Property and equipment, net	1,627.5	1,649.9
Goodwill	1,173.6	1,173.5
Other intangible assets, net	355.0	364.5
Total assets	$3,375.5	$3,422.3
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$75.0	$98.1
Accrued expenses	135.9	135.7
Deferred revenue	61.5	63.1
Current maturities of landfill retirement obligations	30.2	30.2
Current maturities of long-term debt	52.3	49.1
Total current liabilities	354.9	376.2
Other long-term liabilities	55.3	55.8
Long-term debt, less current maturities	2,198.9	2,198.0
Accrued landfill retirement obligations, less current maturities	168.3	163.5
Deferred income taxes	131.7	139.0
Total liabilities	2,909.1	2,932.5
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,091.9	1,101.0
Accumulated deficit	(625.5)	(611.2)
Total stockholder's equity	466.4	489.8
Total liabilities and stockholder's equity	$3,375.5	$3,422.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions)	Three Months Ended March 31,
	2016	2015

Service revenues	$333.8	$330.4
Operating costs and expenses
Operating	213.2	207.9
Selling, general and administrative	45.0	37.5
Depreciation and amortization	60.8	60.9
Acquisition and development costs	0.1	—
Loss on disposal of assets	0.9	0.1
Restructuring charges	0.8	—
Total operating costs and expenses	320.8	306.4
Operating income	13.0	24.0
Other income (expense)
Interest expense	(34.4)	(34.2)
Other, net	0.1	(4.3)
Total other expense	(34.3)	(38.5)
Loss before income taxes	(21.3)	(14.5)
Income tax benefit	(7.0)	(3.7)
Net loss	$(14.3)	$(10.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended March 31,
	2016	2015

Net loss	$(14.3)	$(10.8)
Other comprehensive loss, net of tax	—	(0.6)
Comprehensive loss	$(14.3)	$(11.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2015	1,000	$—	$1,101.0	$(611.2)	$489.8
Net loss	—	—	—	(14.3)	(14.3)
Stock-based compensation expense	—	—	0.4	—	0.4
Return of capital to parent company	—	—	(9.5)	—	(9.5)
Balance at March 31, 2016	1,000	$—	$1,091.9	$(625.5)	$466.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(14.3)	$(10.8)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	60.8	60.9
Change in fair value of derivative instruments	(4.1)	(0.9)
Amortization of interest rate cap premium	0.2	0.6
Amortization of debt issuance costs and original issue discount	4.9	4.8
Accretion on landfill retirement obligations	3.3	3.4
Accretion on capital leases, long-term debt, loss contracts and other long-term liabilities	0.6	0.4
Provision for doubtful accounts	0.8	1.4
Loss on disposition of property and equipment	0.8	0.1
Share based compensation	0.4	0.7
Deferred tax benefit	(7.3)	(5.1)
Earnings in equity investee	(0.5)	(0.2)
Changes in operating assets and liabilities, net of businesses acquired
Decrease in accounts receivable	9.9	19.8
Decrease in prepaid expenses and other current assets	4.4	4.0
Increase in other assets	(0.4)	(0.4)
Decrease in accounts payable	(3.1)	(6.7)
Increase in accrued expenses	4.2	11.0
Decrease in unearned revenue	(1.8)	(2.5)
Decrease in other long-term liabilities	(0.6)	(1.9)
Capping, closure and post-closure expenditures	(4.2)	(0.1)
Net cash provided by operating activities	54.0	78.5
Cash flows from investing activities
Purchases of property and equipment and construction and development	(38.5)	(55.5)
Proceeds from sale of property and equipment	0.4	0.3
Acquisition of businesses	(1.6)	(18.6)
Net cash used in investing activities	(39.7)	(73.8)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	35.0	35.0
Repayment on debt instruments	(41.1)	(30.6)
Bank overdraft	1.1	(1.3)
Other financing activities	0.1	0.2
Capital contribution from parent	—	0.1
Return of capital to parent	(9.5)	(7.5)
Net cash used in financing activities	(14.4)	(4.1)
Net (decrease) increase in cash and cash equivalents	(0.1)	0.6
Cash and cash equivalents, beginning of period	0.6	1.0
Cash and cash equivalents, end of period	$0.5	$1.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
Advanced Disposal Services, Inc. (formerly "ADS Waste Holdings Inc." hereafter referred to as the "Company") together with its consolidated subsidiaries, as a consolidated entity, is a nonhazardous solid waste services company providing collection, transfer, recycling and disposal services to customers in the Southeast, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).
The Company currently manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal and recycling services. Additional information related to segments can be found in Note 8.
Four acquisitions were completed during the three months ended March 31, 2016 for aggregate prices consisting of cash of $1.4 and notes payable of $0.2, subject to net working capital adjustments, which are expected to be completed within approximately one year. Three acquisitions were completed during the three months ended March 31, 2015 for a cash purchase price of $18.6 and notes payable of $3.3. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
The Company recorded a reduction to the purchase price of prior year acquisitions during the three months ended March 31, 2016 in the amount of $0.1. The Company is still reviewing information surrounding intangible assets and current liabilities related to acquisitions completed subsequent to the first quarter of the fiscal year ended December 31, 2015.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc. and HW Star Holdings Corp. and their respective subsidiaries.
All significant intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive loss, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In conformity with accounting principles generally accepted in the United States of America, the Company uses estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. The Company must make these estimates and assumptions because certain information that it uses is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing the Company's financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to: accounting for long-lived assets, including recoverability; landfill development costs, final capping, closure and post-closure costs; valuation allowances for accounts receivable and deferred tax assets; liabilities for potential litigation; claims and assessments; liabilities for environmental remediation; stock compensation; accounting for goodwill and intangible asset impairments; deferred taxes; uncertain tax positions; self-insurance reserves; and estimates of the fair values of assets acquired and liabilities assumed in any acquisition. Actual results could differ materially from the estimates and assumptions that the Company uses in preparation of its financial statements.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required to increase transparency and comparability among organizations. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted however the Company does not expect to early adopt the ASU. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. While the Company is still assessing the impact of this standard, it does not believe this standard will have a material impact on the Company's financial condition, results of operations or liquidity.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has not selected a transition method.

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2015 and for the three months ended March 31, 2016 are shown in the table below:

Balance at December 31, 2014	$201.1
Increase in retirement obligation	9.8
Accretion of closure and post-closure costs	13.1
Disposition	(3.2)
Change in estimate	(2.9)
Costs incurred	(24.2)
Balance at December 31, 2015	193.7
Increase in retirement obligation	2.1
Accretion of closure and post-closure costs	3.3
Costs incurred	(0.6)
Balance at March 31, 2016	198.5
Less: Current portion	(30.2)
$168.3

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

4.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	March 31, 2016	December 31, 2015
Revolving line of credit with lenders ("Revolver"), interest at applicable rate plus margin, as defined (5.21% and 6.30% at March 31, 2016 and December 31, 2015, respectively) due quarterly; balance due at maturity in October 2017	$32.0	$32.0
Term loans ("Term Loan B"); quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin of 300 basis points at March 31, 2016 and December 31, 2015	1,685.5	1,685.5
Senior notes ("Senior Notes") payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	31.5	28.2
Other debt	16.6	20.0
	2,315.6	2,315.7
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(64.4)	(68.6)
Less: Current portion	(52.3)	(49.1)
	$2,198.9	$2,198.0

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the Senior Notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary that is minor, as its assets and income from continuing operations are less than 3% of the Company's consolidated amounts. All guarantors are jointly and severally and fully and unconditionally liable. The Parent has no independent assets or operations and each subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolver and Letter of Credit Facilities
As of March 31, 2016, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in October 2017. As of both March 31, 2016 and December 31, 2015, the Company had $32.0 of borrowings outstanding on the Revolver. As of both March 31, 2016 and December 31, 2015, the Company had an aggregate of approximately $45.9 of letters of credit outstanding under its credit facilities.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

5.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate caps	Other assets	$—	$0.2
Derivatives Not Designated as Hedging Instruments
Fuel commodity derivatives	Other current liabilities	12.1	16.2
Total derivatives		$12.1	$16.0

We have not offset fair value of assets and liabilities recognized for our derivative instruments.
Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortizes the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.2 and $0.6 for the three months ending March 31, 2016 and 2015, respectively. The notional amounts of the contracts aggregated were approximately $680.9 as of March 31, 2016 and expire in tranches through 2016.
Commodity Futures Contracts
The Company utilizes fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices will fluctuate. The Company has used financial derivative instruments for both short-term and long-term time frames and utilizes fixed price swap agreements to manage the identified risk. The Company does not enter into derivative financial instruments for trading or speculative purposes.
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to losses of $0.6 and $5.0 for the three months ended March 31, 2016 and 2015, respectively. The market price of diesel fuel is unpredictable and can fluctuate significantly. Significant volatility in the price of fuel could adversely affect the business and reduce the Company's operating margins. For the fiscal year ending December 31, 2016, the Company has fuel derivative contracts to manage its exposure to fluctuations in fuel pricing and as of March 31, 2016 the Company has 10.1 gallons under fixed price contracts with strike prices ranging from $2.20 to $2.64 per gallon. If the mean price of the high and the low exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the mean average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

6. Income Taxes

The Company’s effective income tax benefit rate for the three months ended March 31, 2016 and 2015 was 32.9% and 25.5%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2016 was primarily due to the unfavorable impact of the change in recorded valuation allowance and the unfavorable impact of permanently non-deductible expenses. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the three months ended March 31, 2015 was primarily due to recording additional valuation allowances against certain deferred tax assets.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

As of March 31, 2016, we have $9.8 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

7.	Commitments and Contingencies
Financial Instruments
The Company has obtained letters of credit, performance bonds and insurance policies for the performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit are supported by the Company’s Revolver.
The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company’s condensed consolidated financial statements. The Company has not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for its current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, the Company continues to evaluate various options to access cost-effective sources of financial assurance.
Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property, workers' compensation, directors' and officers' liability, pollution, legal liability and other coverages the Company believes are customary to the industry. The Company's exposure to loss for insurance claims is generally limited to the per incident deductible, or self-insured retention, under the related insurance policy. Its exposure, however, could increase if its insurers are unable to meet their commitments on a timely basis.
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

Litigation and Other Matters
In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in 2014 in Chester County, Pennsylvania. The 2013 Georgia complaint was dismissed in March 2014. In late 2015 in Gwinnett County, Georgia, another purported class action suit was filed. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiffs' service agreements with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.
In November 2014, the Attorney General of the State of Vermont filed a complaint against the Company relating to the Moretown, Vermont landfill regarding alleged odor and other environmental-related noncompliances with environmental laws and regulations and environmental permits. In the complaint, the Attorney General requested that the State of Vermont Superior Court find the Company liable for the alleged noncompliances, issue related civil penalties, and order the Company to reimburse the State of Vermont for enforcement costs. While the complaint does not specify a monetary penalty, prior correspondence from the Attorney General of the State of Vermont indicates that it may seek a penalty relating to the alleged noncompliances that is not expected to be material. Given the inherent uncertainties of litigation,

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

including the early stage of this case, the outcome cannot be predicted and a range of loss, if any, cannot currently be estimated.
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

Multiemployer Defined Benefit Pension Plans
Approximately 13% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which it contributes could have a material adverse effect on the Company's business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on the Company's results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters

The Company has open tax years dating back to 2000 in certain jurisdictions. Prior to the acquisition, MW Star Holdings, Corp. ("Veolia ES Solid Waste division") was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities.
The Company maintains a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on the Company's results of operations or cash flows.

8.	Segment and Related Information
The Company currently manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating regions. Summarized financial information concerning its reportable segments for the three months ended March 31, 2016 and 2015 are shown in the table below:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2016
South	$123.2	$19.9	$18.6
East	88.3	3.6	17.4
Midwest	122.3	11.4	22.9
Corporate	—	(21.9)	1.9
	$333.8	$13.0	$60.8

Three Months Ended March 31, 2015
South	$124.5	$22.8	$18.0
East	84.3	3.5	17.5
Midwest	121.6	11.0	23.3
Corporate	—	(13.3)	2.1
	$330.4	$24.0	$60.9

Fluctuations in the Company's operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, its revenues and income from operations typically reflect seasonal patterns. The Company expects its operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the United States. In addition, some of the Company's operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

9.	Fair Value Measurements
Assets and Liabilities Accounted for at Fair Value
In measuring fair values of assets and liabilities, the Company uses valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). The Company also uses market data or assumptions that it believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The carrying value for certain of the Company's financial instruments approximate fair value because of their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurement at March 31, 2016 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$0.5	$0.5	$—	$—	$—	$0.5
Derivative instruments - Liability position	(12.1)	—	(12.1)	—	—	(12.1)
Total recurring fair value measurements	$(11.6)	$0.5	$(12.1)	$—	$—	$(11.6)

		Fair Value Measurement at December 31, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$0.6	$0.6	$—	$—	$—	$0.6
Derivative instruments - Asset position	0.2	—	0.2	—	—	0.2
Derivative instruments - Liability position	(16.2)	$—	(16.2)	—	—	(16.2)
Total recurring fair value measurements	$(15.4)	$0.6	$(16.0)	$—	$—	$(15.4)
The fair values of the fuel hedges and interest rate caps are determined using standard option valuation models with assumptions about commodity prices based on those observed in underlying markets (Level 2 in fair value hierarchy).

Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of March 31, 2016 and December 31, 2015, respectively.

The estimated fair value of the Company’s debt is as follows:

	March 31, 2016	December 31, 2015
Revolver	$32.0	$32.0
Senior Notes	561.0	555.5
Term Loan B	1,675.0	1,639.2
	$2,268.0	$2,226.7
The carrying value of the Company’s debt at March 31, 2016 and December 31, 2015 was approximately $2,267.5 and $2,267.5, respectively.

10.	Stock-Based Compensation
During the three months ended March 31, 2016, there were no annual, senior management or strategic grant issuances under the Parent's stock option plan. For the three months ended March 31, 2016, 182 annual and senior management options were forfeited and 156 strategic options were forfeited. No annual and senior management options and no strategic options were exercised for the three months ended March 31, 2016. As of March 31, 2016, there were 41,453 options outstanding under the annual and senior management plan and 41,181 outstanding under the strategic plan. The weighted average exercise price of outstanding annual and strategic stock options were $685 and $604, respectively.
The weighted average remaining contractual term for the outstanding annual and senior management stock option plans was 5.8 years as of March 31, 2016. The weighted average remaining contractual terms for the outstanding strategic option plan was 4.5 years years as of March 31, 2016. Total unrecognized compensation expense was approximately $2.8 as of March 31, 2016, which will be recognized over the next 2.2 years for annual awards and 3.1 years for strategic grants. For the three months ended March 31, 2016 and 2015, compensation expense was approximately $0.4 and $0.7, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2015 Annual Report on Form 10-K. All dollar amounts are presented in millions, unless otherwise stated.
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 17 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential and 215,000 commercial and industrial ("C&I") customers through our extensive network of 92 collection operations, 75 transfer stations, 21 owned or operated recycling facilities and 39 owned or operated landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly-efficient and profitable collection operations with lower capital requirements.
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
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our condensed consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended March 31,
	2016		2015

Service revenues	$333.8	100.0%	$330.4	100.0%
Operating costs and expenses
Operating expenses	213.2	63.9%	207.9	62.9%
Selling, general and administrative	45.0	13.5%	37.5	11.3%
Depreciation and amortization	60.8	18.2%	60.9	18.4%
Acquisition and development charges	0.1	—%	—	—%
Loss on disposal of assets and asset impairments	0.9	0.3%	0.1	—%
Restructuring charges	0.8	0.2%	—	—%
Total operating costs and expenses	320.8	96.1%	306.4	92.7%
Operating income	$13.0	3.9%	$24.0	7.3%
Operating income decreased $11.0 or 45.8% to $13.0 for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease was primarily the result of expenses related to the launch of the initial public offering process, including the amendment of our credit agreement contingent on an initial public offering. Our operating expenses also increased due to higher labor costs and higher repair and maintenance expense which is partially due to one more work day versus the prior year. Additionally, we had higher risk management expenses than in the prior year quarter. These increases were partially offset by lower fuel costs.
Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel fees and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and C&I customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Standard C&I service agreements are typically three to five years, and we have historically maintained strong relationships with our C&I customers. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years in initial duration with subsequent renewal periods. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide commercial front load and temporary and permanent rolloff service offerings to our customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary rolloff customers due to the relatively short-term nature of most construction and demolition ("C&D") projects.

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

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at municipal solid waste ("MSW") landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices.
The following table sets forth our consolidated revenues by line of business for the periods indicated (in millions and as a percentage of total services revenues).

	Three Months Ended March 31,
	2016		2015

Collection	$238.6	71.5%	$234.9	71.1%
Disposal	115.5	34.6%	104.8	31.7%
Sale of recyclables	4.2	1.3%	5.7	1.7%
Fuel fees and environmental fees	19.0	5.7%	20.0	6.1%
Other revenue	20.1	6.0%	24.2	7.3%
Intercompany eliminations	(63.6)	(19.1)%	(59.2)	(17.9)%
Total service revenues	$333.8	100.0%	$330.4	100.0%

Revenue for the three months ended March 31, 2016 was $333.8, an increase of $3.4 or 1.0% from revenue of $330.4 for the three months ended March 31, 2015. Revenue increased due to prior year acquisition activity but was offset by divestitures completed in the prior year. The revenue change was impacted by the following:

•
Collection revenue increased by $3.7 or 1.6%, of which $2.1 was from the commercial business and $1.3 was from the rolloff business. These increases were primarily due to the impact of prior year acquisitions and pricing initiatives.

•
Disposal revenue increased by $10.7 or 10.2%, of which $6.1 was from MSW disposal and $4.5 was from C&D disposal. These increases were primarily due to increased volumes in the East and South regions partly due to the milder winter compared to the prior year quarter. The increases were partially offset by a reduction in shale volume of $1.2 as a result of the continued decline in the oil and gas market.

•	Sale of recyclables decreased by $1.5 or 26.3%, primarily due to a divestiture completed in the fourth quarter of 2015.

•
Fuel fees and environmental fees decreased by $1.0 or 5.0%, driven by decreased fuel fees as a result of lower diesel fuel prices which contributed $4.3 partially offset by increased environmental fees of $3.2.

•
Other revenue decreased by $4.1 or 16.9%, primarily due to the sale of a small brokerage business in April 2015 which contributed $3.2 of the decline, as well as landfill gas revenue which contributed $1.1 of the decline. Landfill gas revenue decreased due to the expiration of landfill gas credit agreements and a decline in the market price for landfill gas.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended March 31,
	2016		2015

Operating	$209.9	62.9%	$204.4	61.9%
Accretion of landfill retirement obligations	3.3	1.0%	3.5	1.1%
Operating expenses	$213.2	63.9%	$207.9	62.9%

Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

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

•
Accretion expense related to landfill capping, closure and post-closure is included in “Operating" expenses in our condensed consolidated income statements, but, it is excluded from the table below (refer to “Accretion of Landfill Retirement Obligations” for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2016		2015

Labor and related benefits	$73.2	21.9%	$70.0	21.2%
Transfer and disposal costs	45.6	13.7%	45.6	13.8%
Maintenance and repairs	32.0	9.6%	28.7	8.7%
Fuel	12.2	3.7%	17.7	5.4%
Franchise fees and taxes	14.6	4.4%	14.1	4.3%
Risk management	8.4	2.5%	6.3	1.9%
Other	23.9	7.2%	22.0	6.7%
Operating expenses, excluding accretion expense	$209.9	62.9%	$204.4	61.9%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Operating expenses increased by $5.5 or 2.7% to $209.9 for the three months ended March 31, 2016 from $204.4 for the three months ended March 31, 2015. The change was due to the following:

•
Labor and related benefits increased by $3.2 or 4.6% to $73.2 which was primarily attributable to merit increases, acquisition activity, and start up costs for new municipal contracts and acquisitions. The increases were partially offset by disposals of certain businesses in the prior year.

•
Maintenance and repairs expense increased by $3.3 or 11.5% to $32.0. The increase was driven primarily by the implementation of a standardized maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs. Additionally, costs increased as a result of acquisition activity.

•	Fuel costs decreased $5.5 or 31.1% to $12.2 primarily resulting from decreases in fuel prices and converting trucks to compressed natural gas fuel, which is less expensive than diesel fuel.

•	Franchise fees and taxes increased $0.5 or 3.5% to $14.6 primarily due to increased disposal volumes.

•
Risk management expenses increased $2.1 or 33.3% to $8.4 primarily due to increased claim reserves for auto liability, property, and general liability insurance. The first quarter of 2015 had an improvement in the development of existing claims which didn't reoccur in the first quarter of 2016.

•	Other operating costs increased $1.9 or 8.6% to $23.9 primarily due to increased costs required to operate our facilities including leachate treatment and disposal due to wet weather.
Accretion of Landfill Retirement Obligations
Accretion expense was $3.3 and $3.5 for the three months ended March 31, 2016 and 2015, respectively. The decrease of $0.2 was primarily attributable to the timing of certain capping obligations. For a discussion of factors affecting capping obligations, see the critical accounting policies in our 2015 Annual Report on Form 10-K.

Selling, General and Administrative
Selling, general and administrative expenses include salaries, legal and professional fees and other expenses. Salaries expenses include salaries and wages, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems, and clerical and administrative departments. Other expenses include rent and office costs, fees for professional services provided by third parties, marketing, directors’ and officers’ insurance, general employee relocation, travel, entertainment and bank charges, but exclude any such amounts recorded as restructuring charges.

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2016		2015

Salaries	$24.3	7.3%	$23.2	7.0%
Legal and professional	9.7	2.9%	2.5	0.8%
Other	11.0	3.3%	11.8	3.6%
Total selling, general and administrative expenses	$45.0	13.5%	$37.5	11.3%
Our salaries expenses increased by $1.1 or 4.7% primarily attributable to merit increases and acquisition activity.
Legal and professional fees increased $7.2 or 288.0% to $9.7 which was primarily the result of expenses related to the launch of the initial public offering process in the amount of $7.2, including the amendment of our credit agreement contingent on an initial public offering.
Other selling, general and administrative expenses decreased $0.8 or 6.8% primarily as a result of lower write offs of accounts receivable due to improvements in our credit and collections practices.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended March 31,
	2016		2015

Depreciation, amortization and depletion of property and equipment	$50.0	15.0%	$50.3	15.2%
Amortization of other intangible assets	10.8	3.2%	10.6	3.2%
Depreciation and amortization	$60.8	18.2%	$60.9	18.4%
Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes of the consolidated financial statements in our 2015 Annual Report on Form 10-K for a further discussion of our accounting policies.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2016		2015

Depreciation and amortization of property and equipment	$31.7	9.5%	$31.6	9.6%
Landfill depletion and amortization	18.3	5.5%	18.7	5.7%
Depreciation, amortization and depletion of property and equipment	$50.0	15.0%	$50.3	15.2%
Depreciation and amortization of property and equipment increased by $0.1 to $31.7 for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 primarily due to acquisitions completed and new contracts started during the prior period. Landfill depletion and amortization decreased $0.4 to $18.3 for the three months ended March 31,

2016, as compared to the three months ended March 31, 2015 primarily due to an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills. The impact of increased deemed permitted airspace was partially offset by increased disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.8 and $10.6 or as a percentage of revenue, 3.2% and 3.2%, for the three months ended March 31, 2016 and 2015, respectively. The increase in amortization expense is directly attributable to increased acquisition activity in the prior year.
Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

We completed four acquisitions during the three months ended March 31, 2016 for a cash purchase price of $1.4 and notes payable of $0.2, subject to net working capital adjustments, which we expect to be completed within approximately one year. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Three acquisitions were completed during the three months ended March 31, 2015 for a cash purchase price of $18.6 and notes payable of $3.3. The results of operations of each acquisition are included in our unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition.
Other, Net
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to an expense of $0.6 and $5.0 for the three months ended March 31, 2016 and 2015, respectively. Income from equity investee for the three months ended March 31, 2016 and 2015, respectively was $0.5 and $0.4.

Interest Expense
The $0.2 increase in interest expense for the three months ended March 31, 2016 is principally due to higher average balances on the Revolver partially offset by lower average balances on the Term Loan B.
Income Taxes
Our effective income tax benefit rate for the three months ended March 31, 2016 and 2015 was 32.9% and 25.5%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2016 was primarily due to the unfavorable impact of the change in recorded valuation allowance and the unfavorable impact of permanently non-deductible expenses. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes from continuing operations for the three months ended March 31, 2015 was primarily due to recording additional valuation allowances against certain deferred tax assets.
Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2016
South	$123.2	$19.9	$18.6
East	88.3	3.6	17.4
Midwest	122.3	11.4	22.9
Corporate	—	(21.9)	1.9
	$333.8	$13.0	$60.8

Three Months Ended March 31, 2015
South	$124.5	$22.8	$18.0
East	84.3	3.5	17.5
Midwest	121.6	11.0	23.3
Corporate	—	(13.3)	2.1
	$330.4	$24.0	$60.9
Comparison of Reportable Segments—Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
South Segment
Revenue decreased $1.3 or 1.0% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decline in revenue is primarily the result of the divestiture of businesses in the prior year of $5.2, reduced fuel recovery fees of $1.2 due to lower fuel prices, and reduced landfill gas revenue of $0.9 due to the expiration of landfill gas credit agreements and a decline in the market price for landfill gas. Partially offsetting the decrease was an increase in disposal revenue of $3.1, of which $1.6 relates to MSW and special waste volumes disposed of at our landfills and $1.5 relates to waste volumes disposed of at our transfer stations primarily in the Atlanta market. Collection revenue increased by $1.6 primarily due to acquisitions completed in the prior year. Additionally, environmental fees increased $0.7.
Operating income from our South Segment decreased by $2.9 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decline in operating income is primarily the result of higher labor costs of $2.0 due to increased headcount, merit increases, and the impact of start up costs for new municipal contracts and acquisitions. We had higher disposal fees of $1.7 associated with the disposal revenue increase discussed above. Repair and maintenance costs increased $1.6 driven primarily by the implementation of a standardized maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs. Additionally, higher insurance expense of $0.7 was due to the first quarter of 2015 having an improvement in the development of existing claims which didn't reoccur in the first quarter of 2016. Partially offsetting the declines was lower fuel costs of $2.2 as a result of lower diesel fuel prices.
East Segment
Revenue increased by $4.0, or 4.7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Collection revenue increased by $2.6 of which $1.4 was related to prior year acquisitions while the remaining was the result of pricing initiatives. Disposal revenue increased by $3.5 driven by higher volumes and environmental fees increased by $0.8. The increases were partially offset by decreases in shale volumes of $1.2, decreases in fuel cost recovery fees of $0.6 as a result of lower fuel prices, and decreases in trucking revenue of $0.4.
Operating income from our East Segment remained consistent at $3.5 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Offsetting the revenue increases discussed above were higher direct expenses associated to collection revenue and disposal revenue of $3.0, higher repair and maintenance costs of $0.6, and various other expenses of $1.8. Partially offsetting the higher expenses was the impact of lower fuel prices of $1.4.

Midwest Segment
Revenue increased $0.7 or 0.6% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to higher roll-off collection volume of $1.8, higher environmental fees of $1.6, and higher commercial collection volume of $0.7. Partially offsetting the increase were decreases in fuel cost recovery fees as a result of lower fuel prices of $2.5 and lower residential volume of $0.9 due to the loss of certain contracts.
Operating income from our Midwest Segment increased by $0.4 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was due to lower fuel costs of $1.9 as a result of lower fuel prices. The increase was partially offset by $1.0 of costs directly associated with the increase in revenue discussed above. Additionally, repairs and maintenance expense increased $0.6 and insurance expense increased $0.5 due to the first quarter of 2015 having an improvement in the development of existing claims which didn't reoccur in the first quarter of 2016.
Corporate Region
Operating loss increased $8.6 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to $7.2 in expenses related to the launch of the initial public offering process, including the amendment of our credit agreement contingent on an initial public offering. Additionally, we had restructuring expenses during the quarter of $0.8.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At March 31, 2016, the Company had negative working capital which was driven by purchases of property and equipment and construction and development during the first quarter as well as the use of our cash to fund debt repayments and to return capital to the parent. At December 31, 2015, we had negative working capital which was driven by repayments on the Term Loan B and cash used for acquisitions. The Company has more than adequate availability on its Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	March 31, 2016	December 31, 2015

Cash and cash equivalents	$0.5	$0.6

Debt:
Current portion	52.3	49.1
Long-term portion	2,198.9	2,198.0
Total debt	$2,251.2	$2,247.1
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$54.0	$78.5
Net cash used in investing activities	(39.7)	(73.8)
Net cash used in financing activities	(14.4)	(4.1)

Cash Flows Provided by Operating Activities
We generated $54.0 of cash flows from operating activities during the three months ended March 31, 2016, compared with $78.5 during the three months ended March 31, 2015. The decrease of $24.5 was driven primarily by a higher net loss, a lower increase to accrued expenses, a lower decrease to the accounts receivable balance, and higher capping, closure and post closure expenditures. The Company's net working capital initiatives to drive lower days sales outstanding and higher days payable outstanding did not have as large of an impact in the current quarter as it did in the prior year quarter. Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt repayments.

Cash Flows Used in Investing Activities
We used $39.7 of cash in investing activities during the three months ended March 31, 2016 compared with $73.8 during the three months ended March 31, 2015, a decrease of $34.1, which was primarily attributable to reduced capital spending of $17.0 and reduced acquisition spending of $17.0.
Cash Flows Used In Financing Activities
During the three months ended March 31, 2016, net cash used in financing activities was $14.4 compared to $4.1 during the three months ended March 31, 2015, an increase of $10.3. The increase is primarily due to higher repayments of long term debt during the first quarter compared to the prior year quarter.
Senior Secured Credit Facilities
In November 2012, we entered into (i) a $1,800.0 term loan B facility (the “Term Loan B”) and (ii) a $300.0 Revolver (the "Revolver") and together with the Term Loan B, (the “Senior Secured Credit Facilities”) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions on the Term Loan B in February 2014 and February 2013, that reduced the applicable interest rate floor by 50 basis points and the applicable margin by 100 basis points, respectively. See Note 4, Debt, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, for additional details regarding our Senior Secured Credit Facilities.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2016, we had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit. At both March 31, 2016 and December 31, 2015, we had an aggregate of approximately $45.9 of letters of credit outstanding. At both March 31, 2016 and December 31, 2015, we had $32.0 of borrowings on the Revolver.
The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolver that is applicable when there are outstanding loans or letters of credit under the Revolver. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of March 31, 2016, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
We are subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00
At March 31, 2016, the total leverage ratio was 6.18:1:00.

8 1/4% Senior Notes due 2020
On October 9, 2012, we issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to an indenture between the Company, the guarantor party thereto and Wells Fargo Bank, National Association, as trustee. As of March 31, 2016, we were in compliance with the covenants under the Indenture. See Note 4, Debt, to our unaudited condensed consolidated financial statements for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—As of March 31, 2016, we have $9.8 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of "Other long-term liabilities" in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.
Recently Issued and Proposed Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required to increase transparency and comparability among organizations. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. While the Company is still assessing the impact of this standard, it does not believe this standard will have a material impact on the Company's financial condition, results of operations or liquidity.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has not selected a transition method.
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

Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We intend to manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B and the Revolver each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or LIBOR subject to a 0.75% floor. A 100 basis point change in the Term Loan B interest rate would result in a $16.9 change in annual interest expense.
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

To manage our exposure to volatility in fuel prices, we have entered into fuel derivative contracts as a risk management tool to mitigate the potential impact of certain market risks associated with fluctuations in fuel prices; however, because energy prices can fluctuate significantly in a relatively short amount of time, we must also continually monitor and adjust our risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. For fiscal 2016, we utilized fuel derivative contracts to manage our exposure to fluctuations in fuel pricing and as of March 31, 2016 we had 10.1 gallons under fixed price contracts. For a summary of our outstanding derivative instruments and changes in fair values as of and for the three months ended March 31, 2016 and 2015, see Note 5, Derivative Instruments and Hedging Activities, to our unaudited condensed consolidated financial statements in this Form 10-Q. Settlements on fuel derivative contracts amounted to $4.7 and $6.0 for the three months ended March 31, 2016 and 2015, respectively. Fuel price declines below the level of our derivative contracts may adversely affect us due to declines in fuel fee revenue that are not offset by lower pricing. A one-cent per gallon change in the underlying index would impact our other income by $0.1 million on an annual basis.

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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in 2014 in Chester County, Pennsylvania. The 2013 Georgia complaint was dismissed in March 2014. In late 2015 in Gwinnett County, Georgia, another purported class action suit was filed. The plaintiffs in those cases primarily allege that the defendants charged improper fees (fuel, administrative and environmental fees) that were in breach of the plaintiffs' service agreements with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.
In November 2014, the Attorney General of the State of Vermont filed a complaint against the Company relating to the Moretown, Vermont landfill regarding alleged odor and other environmental-related noncompliances with environmental laws and regulations and environmental permits. In the complaint, the Attorney General requested that the State of Vermont Superior Court find the Company liable for the alleged noncompliances, issue related civil penalties, and order the Company to reimburse the State of Vermont for enforcement costs. While the complaint does not specify a monetary penalty, prior correspondence from the Attorney General of the State of Vermont indicates that it may seek a penalty relating to the alleged noncompliances that is not expected to be material. Given the inherent uncertainties of litigation, including the early stage of this case, the outcome cannot be predicted and a range of loss, if any, cannot currently be estimated.
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

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations or financial condition, from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K, which is accessible on the SEC website at www.sec.gov.
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

May 4, 2016	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer