Form 10-Q
period 2016-06-30
Advanced Disposal Services, Inc.
filed 2016-08-05
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 5, 2016 was 1,000 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this document, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended and are subject to safe harbor created by those sections. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth in Item 1A. Risk Factors.

Examples of these risks, uncertainties and other factors include, but are not limited to:

•	our history of losses;

•	operating in a highly competitive industry and the inability to compete effectively with larger and better capitalized companies and governmental service providers;

•	results being vulnerable to a downturn in economic conditions;

•	we may lose contracts through competitive bidding, early termination or governmental action;

•	some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results;

•	our financial and operating performance may be affected by the inability in some instances to renew landfill operating permits, obtain new landfills or expand existing ones;

•	the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations;

•	we could be precluded from maintaining permits or entering into certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage;

•	our accruals for our landfill site closure and post-closure costs may be inadequate;

•	our cash flow may not be sufficient to finance our high capital expenditure requirements;

•	our acquisitions, including our ability to integrate acquired businesses, or that the acquired businesses will have unexpected risks or liabilities;

•	the seasonal nature of our business and event-driven waste projects that could cause our results to fluctuate;

•
we may be subject to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, result in adverse judgments, settlements or fines and create negative publicity;

•	fuel supply and prices may fluctuate significantly and we may not be able to pass on cost increases to our customers;

•	fluctuations in the prices of commodities;

•	increases in labor and transportation costs could adversely impact our financial results;

•	derivatives could adversely affect our results;

•	efforts by labor unions to organize our workforce could adversely affect operating results;

•	we depend significantly on the services of the members of our senior, regional and local management teams, and the departure of any of those persons could cause our operating results to suffer;

•	we are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected;

•	operational and safety risks, including the risk of personal injury to employees and others;

•
we are subject to substantial governmental regulation and failure to comply with these requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties and judgments, and impose limits on our ability to operate and expand;

•	our operations being subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities;

•	future changes in laws or renewed enforcement of laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•
fundamental change in the waste management industry as traditional waste streams are increasingly viewed as renewable resources and changes in laws and environmental policies may limit the items that enter the waste stream, any of which may adversely impact volumes and tipping fees at our landfills;

•	our substantial indebtedness and our working capital deficit;

•	our limited access to forms of capital;

•	our ability to implement growth strategy as and when planned; and

•	the other risks described in the Risk Factors section of our 2015 Annual Report on Form 10-K.
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$1.2	$0.6
Accounts receivable, net of allowance for doubtful accounts of $3.8 and $4.4, respectively	182.0	177.5
Prepaid expenses and other current assets	25.2	33.4
Total current assets	208.4	211.5
Other assets	22.0	22.9
Property and equipment, net of accumulated depreciation of $1,091.0 and $1,007.5, respectively	1,625.1	1,649.9
Goodwill	1,174.0	1,173.5
Other intangible assets, net of accumulated amortization of $207.3 and $185.6, respectively	345.2	364.5
Total assets	$3,374.7	$3,422.3
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$97.8	$98.1
Accrued expenses	116.2	135.7
Deferred revenue	62.3	63.1
Current maturities of landfill retirement obligations	30.8	30.2
Current maturities of long-term debt	38.8	49.1
Total current liabilities	345.9	376.2
Other long-term liabilities	57.7	55.8
Long-term debt, less current maturities	2,201.6	2,198.0
Accrued landfill retirement obligations, less current maturities	170.1	163.5
Deferred income taxes	132.9	139.0
Total liabilities	2,908.2	2,932.5
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,091.7	1,101.0
Accumulated deficit	(625.2)	(611.2)
Total stockholder's equity	466.5	489.8
Total liabilities and stockholder's equity	$3,374.7	$3,422.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Service revenues	$358.2	$355.2	$692.0	$685.5
Operating costs and expenses
Operating	219.1	221.1	432.3	428.9
Selling, general and administrative	39.2	36.1	84.1	72.9
Depreciation and amortization	64.6	66.5	125.4	127.4
Acquisition and development costs	—	0.4	0.2	1.1
(Gain) loss on disposal of assets and asset impairments	(0.8)	17.4	0.1	17.5
Restructuring charges	—	—	0.8	—
Total operating costs and expenses	322.1	341.5	642.9	647.8
Operating income	36.1	13.7	49.1	37.7
Other income (expense)
Interest expense	(34.2)	(35.6)	(68.6)	(69.8)
Other income (expense), net	0.2	8.1	0.4	3.7
Total other income (expense)	(34.0)	(27.5)	(68.2)	(66.1)
Income (loss) before income taxes	2.1	(13.8)	(19.1)	(28.4)
Income tax expense (benefit)	1.9	(5.3)	(5.1)	(9.1)
Net income (loss)	$0.2	$(8.5)	$(14.0)	$(19.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$0.2	$(8.5)	$(14.0)	$(19.3)
Other comprehensive loss, net of tax	—	(0.9)	—	(1.5)
Comprehensive income (loss)	$0.2	$(9.4)	$(14.0)	$(20.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2015	1,000	$—	$1,101.0	$(611.2)	$489.8
Net loss	—	—	—	(14.0)	(14.0)
Stock-based compensation expense	—	—	3.3	—	3.3
Return of capital to parent company	—	—	(12.6)	—	(12.6)
Balance at June 30, 2016	1,000	$—	$1,091.7	$(625.2)	$466.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14.0)	$(19.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	125.4	127.4
Change in fair value of derivative instruments	(7.0)	(10.9)
Amortization of interest rate cap premium	0.2	1.0
Amortization of debt issuance costs and original issue discount	9.8	9.7
Accretion on landfill retirement obligations	6.5	6.7
Accretion on capital leases, long-term debt, loss contracts and other long-term liabilities	0.7	1.1
Amortization of deferred contract costs	0.2	0.2
Provision for doubtful accounts	1.4	2.0
Loss on disposition of property and equipment	1.8	0.5
Impairment of assets	—	6.4
(Gain) loss on disposition of businesses	(1.7)	10.6
Gain on redemption of security	—	(2.5)
Stock based compensation	3.3	1.2
Deferred tax benefit	(6.2)	(10.5)
Earnings in equity investee	(1.1)	(0.8)
Changes in operating assets and liabilities, net of businesses acquired
(Increase) decrease in accounts receivable	(5.1)	6.0
Decrease in prepaid expenses and other current assets	8.2	6.9
Decrease in other assets	0.4	0.3
Increase in accounts payable	0.2	0.3
Decrease in accrued expenses	(10.0)	(5.2)
Decrease in unearned revenue	(1.1)	(0.1)
Decrease in other long-term liabilities	(0.8)	—
Capping, closure and post-closure expenditures	(6.7)	(1.7)
Net cash provided by operating activities	104.4	129.3
Cash flows from investing activities
Purchases of property and equipment and construction and development	(69.2)	(89.7)
Proceeds from sale of property and equipment	1.0	0.7
Proceeds from maturity of securities	—	15.0
Acquisition of businesses	(5.1)	(23.8)
Proceeds from sale of businesses	2.5	12.5
Net cash used in investing activities	(70.8)	(85.3)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	70.0	35.0
Repayment on debt instruments including capital leases	(101.9)	(62.2)
Deferred financing charges	0.2	—
Bank overdraft	11.3	(1.3)
Other financing activities	—	0.2
Capital contribution from parent	—	0.1
Return of capital to parent	(12.6)	(7.5)
Net cash used in financing activities	(33.0)	(35.7)
Net increase in cash and cash equivalents	0.6	8.3
Cash and cash equivalents, beginning of period	0.6	1.0
Cash and cash equivalents, end of period	$1.2	$9.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
Advanced Disposal Services, Inc. (formerly ADS Waste Holdings Inc. hereafter referred to as the Company) together with its consolidated subsidiaries, as a consolidated entity, is a nonhazardous solid waste services company providing collection, transfer, recycling and disposal services to customers in the South, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas. The Company is wholly owned by ADS Waste Holdings Corp. (the “Parent”).
The Company manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, recycling and disposal services. Additional information related to segments can be found in Note 8.
Six acquisitions were completed during the six months ended June 30, 2016 for aggregate prices consisting of a cash purchase price of $4.9 and notes payable of $0.3, subject to net working capital adjustments, which are expected to be completed within approximately one year. Seven acquisitions were completed during the six months ended June 30, 2015 for a cash purchase price of $23.8 and notes payable of $3.3. The results of operations of each acquisition are included in the Company's condensed consolidated statements of operations subsequent to the closing date of each acquisition.
The Company recorded a reduction to the purchase price of prior year acquisitions during the six months ended June 30, 2016 in the amount of $0.2. The Company is still reviewing information surrounding intangible assets and current liabilities related to acquisitions completed subsequent to June 30, 2015.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc. and HW Star Holdings Corp. and their respective subsidiaries.
All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive loss, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for employee stock-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the potential impact this guidance may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required to increase transparency and comparability among organizations. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted, however; the Company does not expect to early adopt the ASU. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. While the Company is still assessing the impact of this standard, it does not believe this standard will have a material impact on the Company's financial condition, results of operations or liquidity.
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
Liabilities for final closure and post-closure costs for the year ended December 31, 2015 and for the six months ended June 30, 2016 are shown in the table below:

Balance at December 31, 2014	$201.1
Increase in retirement obligation	9.8
Accretion of closure and post-closure costs	13.1
Disposition	(3.2)
Change in estimate	(2.9)
Costs incurred	(24.2)
Balance at December 31, 2015	193.7
Increase in retirement obligation	4.6
Accretion of closure and post-closure costs	6.5
Costs incurred	(3.9)
Balance at June 30, 2016	200.9
Less: Current portion	(30.8)
$170.1

4.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

	June 30, 2016	December 31, 2015
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (4.63% and 6.30% at June 30, 2016 and December 31, 2015, respectively) due quarterly; balance due at maturity in October 2017	$11.0	$32.0
Term loans (Term Loan B); quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin of 300 basis points at June 30, 2016 and December 31, 2015	1,685.5	1,685.5
Senior notes (Senior Notes) payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	38.7	28.2
Other debt	15.3	20.0
	2,300.5	2,315.7
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(60.1)	(68.6)
Less: Current portion	(38.8)	(49.1)
	$2,201.6	$2,198.0

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the Senior Notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary as disclosed in Note 11. All guarantors are jointly and severally and fully and unconditionally liable. The Parent has no independent assets or operations and each subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolver and Letter of Credit Facilities
As of June 30, 2016, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in October 2017. As of June 30, 2016 and December 31, 2015, the Company had $11.0 and $32.0 of borrowings outstanding on the Revolver, respectively. As of June 30, 2016 and December 31, 2015, the Company had an aggregate of approximately $46.0 and $45.9, respectively, of letters of credit outstanding under its credit facilities.

5.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
2012 Interest rate caps	Other assets	$—	$0.2
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Accrued expenses	0.4	—
2016 Interest rate caps	Other long term liabilities	2.4	—
Fuel commodity derivatives	Accrued expenses	$6.4	$16.2
Total derivatives		$9.2	$16.0

The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Interest Rate Caps
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortized the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.0 and $0.4 for the three months ending June 30, 2016 and 2015, respectively and for the six months ended June 30, 2016 and 2015 was $0.2 and $1.0, respectively. The notional amounts of the aggregated contracts were approximately $666.6 as of June 30, 2016 and expire in tranches through September 2016.
In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company will pay the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded losses of $2.8 for the three and six months ended June 30, 2016. The notional value of the contracts aggregated were $800 as of June 30, 2016 and will remain constant through maturity in September 2019.
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
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and were income of $2.1 and $4.8 for the three months ended June 30, 2016 and 2015, respectively and for the six months ended June 30, 2016 and 2015 were $1.5 and ($0.2), respectively. As of June 30, 2016, the Company has 6.7 gallons under fixed price derivative contracts with strike prices ranging from $2.20 to $2.64 per gallon. If the mean price of the high and the low exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the mean average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

6. Income Taxes
The Company’s effective income tax rate for the three months ended June 30, 2016 and 2015 was 90.5% and 38.4%, respectively. The Company evaluates its effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended June 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses included in stock based compensation. These items had a greater impact on the Company’s effective income tax rate during the three months ended June 30, 2016 than in comparable prior periods due to the Company’s pre-tax earnings being near break-even for the three month period ending June 30, 2016. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended June 30, 2015 was primarily due to the mix of income in the states in which the Company operates.
The Company’s effective income tax rate for the six months ended June 30, 2016 and 2015 was 26.6% and 32.0%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income tax benefit for the six months ended June 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses and the unfavorable impact of a change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the six months ended June 30, 2015 was primarily due to the unfavorable impact of a change in recorded valuation allowance.
As of June 30, 2016, the Company has $10.0 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in the condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The Company is not able to reasonably estimate when it would make any cash payments to settle these liabilities, but it does not believe that the ultimate settlement of the obligations will materially affect its liquidity.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

7.	Commitments and Contingencies
Financial Instruments
The Company has obtained letters of credit, performance bonds and insurance policies for the performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit are supported by the Company’s Revolver (Note 4).
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
Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property, workers compensation, directors and officers liability, pollution, legal liability and other coverages the Company believes are customary to the industry. The Company's exposure to loss for insurance claims is generally limited to the per incident deductible, or self-insured retention, under the related insurance policy. Its exposure, however, could increase if its insurers are unable to meet their commitments on a timely basis.
The Company has retained a significant portion of the risks related to its automobile, general liability, workers compensation and health claims programs. For its self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from the Company's assumptions used. The Company does not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on its financial condition, results of operations or cash flows.

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

Tax Matters

The Company has open tax years dating back to 2000 in certain jurisdictions. Prior to the acquisition, MW Star Holdings, Corp. (Veolia ES Solid Waste division) was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities.
The Company maintains a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on the Company's results of operations or cash flows.

8.	Segment and Related Information
The Company manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating regions. Summarized financial information concerning its reportable segments for the three and six months ended June 30, 2016 and 2015 are shown in the table below:

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2016
South	$124.1	$22.0	$18.7
East	96.2	9.2	19.2
Midwest	137.9	20.5	24.6
Corporate	—	(15.6)	2.1
	$358.2	$36.1	$64.6

Three Months Ended June 30, 2015
South	$121.6	$5.6	$18.5
East	93.2	5.0	19.2
Midwest	140.4	17.0	26.7
Corporate	—	(13.9)	2.1
	$355.2	$13.7	$66.5

Six Months Ended June 30, 2016
South	$247.3	$41.9	$37.3
East	184.5	12.8	36.6
Midwest	260.2	32.0	47.5
Corporate	—	(37.6)	4.0
	$692.0	$49.1	$125.4

Six Months Ended June 30, 2015
South	$246.1	$28.3	$36.5
East	177.5	8.5	36.7
Midwest	261.9	28.0	50.0
Corporate	—	(27.1)	4.2
	$685.5	$37.7	$127.4

Fluctuations in the Company's operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, its revenues and income from operations typically reflect seasonal patterns. The Company expects its operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring in the East and Midwest segments because of decreased construction and demolition activities during winter months in these regions of the United States. In addition, some of the Company's operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.
Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes that most often impact the South region, can increase the Company’s revenues in the areas affected. While weather-related and other occurrences can boost revenues through additional work, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. Certain weather conditions, including severe

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

winter storms, may result in the temporary suspension of the Company’s operations, which can significantly affect the operating results of the affected regions. No such events have occurred during the periods presented.

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

		Fair Value Measurement at June 30, 2016 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.2	$1.2	$—	$—	$—	$1.2
Derivative instruments - Liability position	(9.2)	—	(9.2)	—	—	(9.2)
Total recurring fair value measurements	$(8.0)	$1.2	$(9.2)	$—	$—	$(8.0)

		Fair Value Measurement at December 31, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$0.6	$0.6	$—	$—	$—	$0.6
Derivative instruments - Asset position	0.2	—	0.2	—	—	0.2
Derivative instruments - Liability position	(16.2)	$—	(16.2)	—	—	(16.2)
Total recurring fair value measurements	$(15.4)	$0.6	$(16.0)	$—	$—	$(15.4)
The fair values of the fuel derivative instruments and interest rate caps are determined using standard option valuation models with assumptions about commodity prices and interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of June 30, 2016 and December 31, 2015, respectively.

The estimated fair value of the Company’s debt is as follows:

	June 30, 2016	December 31, 2015
Revolver	$11.0	$32.0
Senior Notes	558.3	555.5
Term Loan B	1,662.3	1,639.2
	$2,231.6	$2,226.7
The carrying value of the Company’s debt at June 30, 2016 and December 31, 2015 was approximately $2,246.5 and $2,267.5, respectively.

10.	Stock-Based Compensation
Amendment to Stock Incentive Plan
During the second quarter of 2016, the Board of Directors of the Parent amended the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan (the 2012 Plan) to allow for the grant of performance shares, restricted shares, restricted share units, and other equity awards in addition to stock options and stock purchase rights as originally provided for under the 2012 Plan.
Named Executive Officer (NEO) Grants
During the second quarter of 2016, there were 637 NEO restricted stock grants under the 2012 Plan with a fair value of $1,158.29 per share. The restricted stock will vest in three equal installments over each of the first three anniversaries of the date of the grant. For the six months ended June 30, 2016, none of the NEO restricted stock was forfeited. As of June 30, 2016, there were 637 shares of restricted stock outstanding under the 2012 Plan.
During the second quarter of 2016, there were 1,274 NEO performance share units (PSUs) issued under the 2012 Plan with a fair value of $1,158.29 per share. The PSU's will vest in full on the third anniversary of the date of the grant. The PSU's shall be measured based on the Parent's budget and are weighted as follows: EBITDA: 50%; Free Cash Flow: 30%; and Revenue: 20%. The measurement criteria begin with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSU's granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSU's granted. Performance will be measured separately for each of the three years in the performance period and the total number of PSU's earned at the conclusion of the three year performance period will be the sum of the PSU's earned with respect to each individual year. For the six months ended June 30, 2016, none of the NEO PSU's were forfeited. As of June 30, 2016, there were 1,274 PSU's outstanding under the 2012 Plan.
During the second quarter of 2016, there were 2,032 NEO option grants under the 2012 Plan. The options will vest in three equal installments over each of the first three anniversaries of the date of the grant. For the six months ended June 30, 2016, none of these NEO options were forfeited or exercised. As of June 30, 2016, there were 2,032 options outstanding under the NEO plan. The weighted average exercise price of outstanding NEO options was $1,158.29. The weighted average remaining contractual term for the outstanding NEO options was ten years as of June 30, 2016.
During the second quarter of 2016, the Company and its Chief Executive Officer (CEO), entered into an amendment to the CEO's employment agreement. The amendment adjusts the performance criteria applicable to performance-based stock options that the CEO is eligible to earn with respect to 2016. Previously, the only applicable criterion was EBITDA; the amendment provides that the number of performance-based stock options earned will be based on EBITDA (50%) and free cash flow (50%). The amendment also clarifies that the full potential grant of performance-based stock options (covering up to 4,000 shares of Parent's common stock) is still available to be earned by the CEO.
Total unrecognized compensation expense for all of the above NEO grants (including the impact of the amendment to the CEO performance-based stock options) was approximately $3.7 as of June 30, 2016, which will be recognized over the next 3.5 years. For the three and six months ended June 30, 2016, compensation expense for all of the above NEO grants

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

(including the impact of the amendment to the CEO performance-based stock options) was approximately $0.0 due to the awards being granted during the last week of the second quarter.
Annual Stock Option Grants
During the second quarter of 2016, there were 11,656 annual grants under the 2012 Plan for employees other than the NEO's. For the six months ended June 30, 2016, 1,803 annual options were forfeited. No annual options were exercised for the six months ended June 30, 2016. Total unrecognized compensation expense for the annual awards was approximately $4.1 as of June 30, 2016, which will be recognized over the next 3.1 years. For the three months ended June 30, 2016 and 2015, compensation expense for the annual options was approximately $1.0 and $0.2, respectively. For the six months ended June 30, 2016 and 2015, compensation expense for the annual options was $1.2 and $0.7, respectively.
Strategic Stock Option Grants
During the six months ended June 30, 2016, there were no strategic grant issuances under the 2012 Plan. For the six months ended June 30, 2016, 1,481 strategic options were forfeited. No strategic options were exercised for the six months ended June 30, 2016. Total unrecognized compensation expense for the strategic awards was approximately $1.6 as of June 30, 2016, which will be recognized over the next 2.9 years. For the three months ended June 30, 2016 and 2015, compensation expense for the strategic options was approximately $0.2 and $0.3, respectively. For the six months ended June 30, 2016 and 2015, compensation expense for the strategic options was $0.4 and $0.5, respectively.

11. Guarantor Financial Statements

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the Senior Notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary, Sanitation Services Company Limited, which exceeded 3% of pretax income for the three and six months ended June 30, 2016. As a result, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Prior periods are not presented as the non guarantor subsidiary was minor.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Condensed Consolidated Balance Sheet as of June 30, 2016

	Company (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$0.1	$1.1	$—	$1.2
Accounts receivable	—	182.0	—	—	182.0
Prepaid expenses and other current assets	8.6	16.6	—	—	25.2
Deferred income taxes	—	—	—	—	—
Assets of business held for sale	—	—	—	—
Total current assets	8.6	198.7	1.1	—	208.4
Restricted cash	—	—	—	—	—
Other assets	7.1	5.0	9.9	—	22.0
Property and equipment, net	10.0	1,615.1	—	—	1,625.1
Goodwill	—	1,174.0	—	—	1,174.0
Other intangible assets, net	96.5	248.7	—	—	345.2
Investment in consolidated subsidiaries	2,792.7	—	—	(2,792.7)	—
Total assets	$2,914.9	$3,241.5	$11.0	$(2,792.7)	$3,374.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$31.4	$60.0	$6.4	$—	$97.8
Accrued expenses	51.4	64.8	—	—	116.2
Deferred revenue	—	62.3	—	—	62.3
Current maturities of landfill retirement obligations	—	30.8	—	—	30.8
Current maturities of long-term debt	22.9	15.9	—	—	38.8
Liabilities of businesses held for sale	—	—	—	—	—
Total current liabilities	105.7	233.8	6.4	—	345.9
Other long-term liabilities, less current maturities	43.9	13.8	—	—	57.7
Long-term debt, less current maturities	2,165.9	35.7	—	—	2,201.6
Accrued landfill retirement obligations, less current maturities	—	170.1	—	—	170.1
Deferred income taxes	132.9	—	—	—	132.9
Total liabilities	2,448.4	453.4	6.4	—	2,908.2
Equity
Total stockholders’ equity	466.5	2,788.1	4.6	(2,792.7)	466.5
Total liabilities and stockholders’ equity	$2,914.9	$3,241.5	$11.0	$(2,792.7)	$3,374.7

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Condensed Consolidated Statement of Operations for the three months ended June 30, 2016

	Company (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Service revenues	$—	$358.2	$—	$—	$358.2
Operating costs and expenses
Operating	—	219.1	—	—	219.1
Selling, general and administrative	13.2	26.0	—	—	39.2
Depreciation and amortization	2.1	62.5	—	—	64.6
Acquisition and development costs	—	—	—	—	—
Loss on disposal of assets	—	(0.8)	—	—	(0.8)
Restructuring charges	—	—	—	—	—
Total operating costs and expenses	15.3	306.8	—	—	322.1
Operating (loss) income	(15.3)	51.4	—	—	36.1
Other income (expense)
Equity in income of consolidated subsidiaries	51.8	—	—	(51.8)	—
Interest expense	(33.7)	(0.5)	—	—	(34.2)
Other (expense) income, net	(0.7)	0.4	0.5	—	0.2
Total other income (expense)	17.4	(0.1)	0.5	(51.8)	(34.0)
Income (loss) before income taxes	2.1	51.3	0.5	(51.8)	2.1
Income tax expense (benefit)	1.9	19.3	0.2	(19.5)	1.9
Net income (loss)	0.2	$32.0	$0.3	$(32.3)	$0.2

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Condensed Consolidated Statement of Operations for the six months ended June 30, 2016

	Company (Parent)	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Service revenues	$—	$692.0	$—	$—	$692.0
Operating costs and expenses
Operating	—	432.3	—	—	432.3
Selling, general and administrative	25.0	59.1	—	—	84.1
Depreciation and amortization	4.0	121.4	—	—	125.4
Acquisition and development costs	0.2	—	—	—	0.2
Loss on disposal of assets	—	0.1	—	—	0.1
Restructuring charges	0.8	—	—	—	0.8
Total operating costs and expenses	30.0	612.9	—	—	642.9
Operating (loss) income	(30.0)	79.1	—	—	49.1
Other income (expense)
Equity in income of consolidated subsidiaries	79.6	—	—	(79.6)	—
Interest expense	(67.5)	(1.1)	—	—	(68.6)
Other (expense) income, net	(1.2)	0.5	1.1	—	0.4
Total other income (expense)	10.9	(0.6)	1.1	(79.6)	(68.2)
(Loss) income before income taxes	(19.1)	78.5	1.1	(79.6)	(19.1)
Income tax (benefit) expense	(5.1)	29.4	0.4	(29.8)	(5.1)
Net (loss) income	(14.0)	$49.1	$0.7	$(49.8)	$(14.0)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016

	Company (Parent)	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	(89.4)	193.1	0.7	—	104.4
Cash flows from investing activities
Purchases of property and equipment and construction and development	(0.5)	(68.7)	—	—	(69.2)
Proceeds from sale of property and equipment	—	1.0	—	—	1.0
Acquisition of businesses	—	(5.1)	—	—	(5.1)
Proceeds from sale of businesses	—	2.5	—	—	2.5
Net cash used in investing activities	(0.5)	(70.3)	—	—	(70.8)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	70.0	—	—	—	70.0
Repayment on debt instruments	(101.9)	—	—	—	(101.9)
Deferred financing charges	0.2	—	—	—	0.2
Bank overdraft	11.3	—	—	—	11.3
Return of capital to parent	(12.6)	—	—	—	(12.6)
Intercompany cash transfers	122.9	(122.9)	—	—	—
Net cash used in financing activities	89.9	(122.9)	—	—	(33.0)
Net (decrease) increase in cash and cash equivalents	—	(0.1)	0.7	—	0.6
Cash and cash equivalents, beginning of period	—	0.2	0.4	—	0.6
Cash and cash equivalents, end of period	$—	$0.1	$1.1	$—	$1.2

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

12.	Subsequent Events

Return of Capital to the Parent

On August 3, 2016, the Board of Directors approved $10.6 of capital to be returned to the parent.

Amendment to the Senior Secured Credit Agreement

On August 4, 2016, the Company entered into an amendment to the Senior Secured Credit Agreement dated October 9, 2012. The amendment, among other things, extended the maturity date with respect to approximately $280.0 of the Company's $300.0 commitments under the revolving credit facility to October 2019.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2015 Annual Report on Form 10-K. All dollar amounts are presented in millions, unless otherwise stated.
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential and 221,000 commercial and industrial (C&I) customers through our extensive network of 92 collection operations, 72 transfer stations, 21 owned or operated recycling facilities and 39 owned or operated landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly-efficient and profitable collection operations with lower capital requirements.
Geographically, we focus our business principally in secondary, or less densely populated non-urban, markets where the presence of large national providers is generally more limited. We also compete selectively in primary, or densely populated urban, markets where we can capitalize on opportunities for vertical integration through our high-quality transfer and disposal infrastructure and where we can benefit from highly-efficient collection route density. We maintain an attractive mix of revenue from varying sources, including residential collections, C&I collections, landfill gas and special waste streams, and fees charged to third parties for disposal in our network of transfer stations and landfills.
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our condensed consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Service revenues	$358.2	100.0%	$355.2	100.0%	$692.0	100.0%	$685.5	100.0%
Operating costs and expenses
Operating expenses	219.1	61.2%	221.1	62.2%	432.3	62.5%	428.9	62.6%
Selling, general and administrative	39.2	10.9%	36.1	10.2%	84.1	12.2%	72.9	10.6%
Depreciation and amortization	64.6	18.0%	66.5	18.7%	125.4	18.1%	127.4	18.6%
Acquisition and development charges	—	—%	0.4	0.1%	0.2	—%	1.1	0.2%
(Gain) loss on disposal of assets and asset impairments	(0.8)	(0.2)%	17.4	4.9%	0.1	—%	17.5	2.6%
Restructuring charges	—	—%	—	—%	0.8	0.1%	—	—%
Total operating costs and expenses	322.1	89.9%	341.5	96.1%	642.9	92.9%	647.8	94.5%
Operating income	$36.1	10.1%	$13.7	3.9%	$49.1	7.1%	$37.7	5.5%

Three months ended June 30, 2016 compared to 2015
Operating income increased $22.4 or 163.5% to $36.1 for the three months ended June 30, 2016. The increase for the three months ended June 30, 2016 was primarily the result of losses on disposal of businesses and impairment charges recorded in the 2015 period of $17.4 relating to strategic decisions regarding divestitures in the South segment and discontinuing the pursuit of permitting at one landfill site. Additionally, the increase was due to higher environmental fees of $2.9 due to an increased rate that went into effect in July 2015 and lower net fuel costs of $1.3 due to lower diesel fuel prices. Additional offsetting variances are described in the detailed discussion later in the MD&A.

Six months ended June 30, 2016 compared to 2015
Operating income increased $11.4 or 30.2% to $49.1 for the six months ended June 30, 2016. The increase for the six months ended June 30, 2016 was primarily the result of losses on disposal of businesses and impairment charges recorded in the 2015 period of $17.4 relating to strategic decisions regarding divestitures in the South segment and discontinuing the pursuit of permitting at one landfill site. The increase in operating income was partially offset by expenses of $7.1 related to the launch of the February initial public offering process, including the amendment of our credit agreement contingent on an initial public offering. Additional offsetting variances are described in the detailed discussion later in the MD&A.
Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and commercial and industrial ("C&I") customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Standard C&I service agreements are typically three to five years, and we have historically maintained strong relationships with our C&I customers. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years in initial duration with subsequent renewal periods. Certain municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide commercial front load and temporary and permanent rolloff service offerings to our commercial customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary rolloff customers due to the relatively short-term nature of most construction and demolition (C&D) projects.

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

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at municipal solid waste (MSW) landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices.
The following table sets forth our consolidated revenues by line of business for the periods indicated (in millions and as a percentage of total services revenues).

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Collection	$247.6	69.1%	$245.7	69.2%	$486.2	70.3%	$480.6	70.1%
Disposal	138.6	38.7%	133.7	37.6%	254.1	36.7%	238.5	34.8%
Sale of recyclables	5.5	1.5%	6.1	1.7%	9.7	1.4%	11.8	1.7%
Fuel fees and environmental fees	20.9	5.8%	20.9	5.9%	39.9	5.8%	41.0	6.0%
Other revenue	18.5	5.2%	19.6	5.5%	38.7	5.6%	43.6	6.4%
Intercompany eliminations	(72.9)	(20.4)%	(70.8)	(19.9)%	(136.6)	(19.7)%	(130.0)	(19.0)%
Total service revenues	$358.2	100.0%	$355.2	100.0%	$692.0	100.0%	$685.5	100.0%

Three months ended June 30, 2016 compared to 2015
Revenue for the three months ended June 30, 2016 was $358.2, an increase of $3.0 or 0.8% from revenue of $355.2 for the three months ended June 30, 2015. The revenue change was impacted by the following:

•
Collection revenue increased by $1.9 or 0.8% of which $1.7 was from the commercial business resulting from acquisitions and pricing initiatives across all segments and $0.9 in the residential business due to acquisitions and new contracts in the South and East segments partially offset by the loss of residential contracts in the Midwest segment. These increases were partially offset by a decrease of $0.7 from our rolloff business due to lower shale volumes in the East segment as a result of the continued decline in the oil and gas market and lower volume in the Midwest segment.

•	Disposal revenue increased by $4.9 or 3.7% due to increased volume across all waste streams, except shale, most notably in our East and South segments.

•
Sale of recyclables decreased by $0.6 or 9.8% primarily due to a divestiture completed in the fourth quarter of 2015 which accounted for a variance of $1.0, partially offset by price increases of certain recycled commodities.

•
Fuel fees and environmental fees remained flat at $20.9 driven by decreased fuel fees as a result of lower diesel fuel prices offset by increased environmental fees due to an increased rate that went into effect in July 2015.

•	Other revenue decreased by $1.1 or 5.6%, primarily due to lower revenue related to ancillary shale related services.

Six months ended June 30, 2016 compared to 2015
Revenue for the six months ended June 30, 2016 was $692.0, an increase of $6.5 or 0.9% from revenue of $685.5 for the six months ended June 30, 2015. The revenue change was impacted by the following:

•
Collection revenue increased by $5.6 or 1.2% of which $3.7 was from the commercial business due to acquisitions and pricing initiatives, $1.3 from the residential business due to acquisitions and new contracts in the South and East segments partially offset by the loss of residential contracts in the Midwest segment, and $0.6 from the rolloff business due to lower shale volumes in the East segment and lower volume in the Midwest segment partially offset by price and volume growth in our South segment.

•	Disposal revenue increased by $15.6 or 6.5% due to increased volume across all waste streams, except shale, most notably in our South and East segments.

•	Sale of recyclables decreased by $2.1 or 17.8%, primarily due to a divestiture completed in the fourth quarter of 2015 which accounted for $2.0 of the variance.

•
Fuel fees and environmental fees decreased by $1.1 or 2.7%, driven by decreased fuel fees as a result of lower diesel fuel prices which contributed $7.2 partially offset by increased environmental fees of $6.1 due to an increased rate that went into effect in July 2015.

•
Other revenue decreased by $4.9 or 11.2%, due to the sale of a small brokerage business in April 2015 which contributed $3.2 of the decline, lower trucking revenue of $1.6 due to lower volume of special waste projects and a reduction in landfill gas revenue which contributed $1.3 of the decline. Landfill gas revenue decreased due to the expiration of landfill gas credit agreements and a decline in the market price for landfill gas.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Operating	$215.8	60.2%	$217.7	61.3%	$425.8	61.5%	$422.2	61.6%
Accretion of landfill retirement obligations	3.3	0.9%	3.4	1.0%	6.5	0.9%	6.7	1.0%
Operating expenses	$219.1	61.2%	$221.1	62.2%	$432.3	62.5%	$428.9	62.6%

Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes.

•
Transfer and disposal costs which include tipping fees paid to third-party disposal facilities and transfer stations as well as transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with markets outside our standard operating areas).

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

•
Accretion expense related to landfill capping, closure and post-closure is included in operating expenses in our condensed consolidated income statements, but, it is excluded from the table below (refer to “Accretion of Landfill Retirement Obligations” for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Labor and related benefits	$73.1	20.4%	$71.6	20.2%	$146.3	21.1%	$141.6	20.7%
Transfer and disposal costs	48.0	13.4%	49.6	14.0%	93.6	13.5%	95.3	13.9%
Maintenance and repairs	33.1	9.2%	31.4	8.8%	65.2	9.4%	60.0	8.8%
Fuel	14.0	3.9%	18.5	5.2%	26.2	3.8%	36.1	5.3%
Franchise fees and taxes	17.0	4.7%	18.2	5.1%	31.6	4.6%	32.3	4.7%
Risk management	6.9	1.9%	6.6	1.9%	15.3	2.2%	12.8	1.9%
Other	23.7	6.6%	21.8	6.1%	47.6	6.9%	44.1	6.4%
Operating expenses, excluding accretion expense	$215.8	60.2%	$217.7	61.3%	$425.8	61.5%	$422.2	61.6%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.

Three months ended June 30, 2016 compared to 2015
Operating expenses decreased by $1.9 or 0.9% to $215.8 for the three months ended June 30, 2016 from $217.7 for the three months ended June 30, 2015. The change was due to the following:

•
Labor and related benefits increased by $1.5 or 2.1% to $73.1 which was primarily attributable to merit increases, acquisition activity and startup costs for new municipal contracts and acquisitions. The increases were partially offset by disposals of certain businesses in the prior year and a $0.2 reduction in workers compensation costs.

•
Transfer and disposal costs decreased by $1.6 or 3.2% to $48.0 primarily due to increased internalization of waste in the Midwest segment and decreased trucking expense related to special waste projects.

•
Maintenance and repairs expense increased by $1.7 or 5.4% to $33.1. The increase was driven primarily by the implementation of a standardized maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs. Additionally, costs increased $0.5 as a result of start up costs for new municipal contracts and acquisitions.

•	Fuel costs decreased $4.5 or 24.3% to $14.0 primarily resulting from decreases in fuel prices and converting trucks to compressed natural gas fuel, which is less expensive than diesel fuel.

•	Franchise fees and taxes decreased $1.2 or 6.6% to $17.0 primarily due to changes in the mix of waste in the Midwest segment.

•	Risk management expenses increased $0.3 or 4.5% to $6.9 primarily due to the favorable settlement of a large legacy claim in the prior year quarter.

•	Other operating costs increased $1.9 or 8.7% to $23.7 primarily due to increased landfill site and other facility operating expenses of $1.3.

Six months ended June 30, 2016 compared to 2015
Operating expenses increased by $3.6 or 0.9% to $425.8 for the six months ended June 30, 2016 from $422.2 for the six months ended June 30, 2015. The change was due to the following:

•
Labor and related benefits increased by $4.7 or 3.3% to $146.3 which was primarily attributable to merit increases, acquisition activity, startup costs for new municipal contracts and acquisitions. The increases were partially offset by disposals of certain businesses in the prior year and a $1.2 reduction in workers compensation costs.

•
Transfer and disposal costs decreased by $1.7 or 1.8% to $93.6 due to the sale of a small brokerage business in April 2015 which contributed $3.8 of the decline and increased internalization in the Midwest. These decreases were partially offset by increased container weights during the first quarter of 2016.

•
Maintenance and repairs expense increased by $5.2 or 8.7% to $65.2. The increase was driven primarily by the implementation of a standardized maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs. Additionally, costs increased $1.6 as a result of start up costs for new municipal contracts and acquisitions.

•	Fuel costs decreased $9.9 or 27.4% to $26.2 primarily resulting from decreases in fuel prices and converting trucks to compressed natural gas fuel, which is less expensive than diesel fuel.

•	Franchise fees and taxes decreased $0.7 or 2.2% to $31.6 primarily due to changes in the mix of waste in the Midwest segment.

•
Risk management expenses increased $2.5 or 19.5% to $15.3. The six months ended June 30, 2015 benefited $0.8 from the favorable settlement of a legacy claim and favorable actuarial development in our vehicle liability insurance programs which did not reoccur in the six months ended June 30, 2016.

•
Other operating costs increased $3.5 or 7.9% to $47.6 primarily due to increased landfill site and other facility operating expenses of $1.8 and increased costs related to leachate treatment and disposal due to wet weather in the first quarter of 2016 of $1.1.

Accretion of Landfill Retirement Obligations
Accretion expense was $3.3 and $3.4 for the three months ended June 30, 2016 and 2015, respectively. The decrease of $0.1 was primarily attributable to the timing of certain capping obligations. Accretion expense was $6.5 and $6.7 for the six months ended June 30, 2016 and 2015, respectively. The decrease of $0.2 was primarily attributable to the timing of certain capping obligations. For a discussion of factors affecting capping obligations, see the critical accounting policies in our 2015 Annual Report on Form 10-K.

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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Salaries	$25.7	7.2%	$22.1	6.2%	$50.8	7.3%	$45.3	6.6%
Legal and professional	2.3	0.6%	2.9	0.8%	12.1	1.7%	5.4	0.8%
Other	11.2	3.1%	11.1	3.1%	21.2	3.1%	22.2	3.2%
Total selling, general and administrative expenses	$39.2	10.9%	$36.1	10.2%	$84.1	12.2%	$72.9	10.6%

Three months ended June 30, 2016 compared to 2015

•
Our salaries expenses increased by $3.6 or 16.3% to $25.7 primarily attributable to increased stock based compensation of $2.4 and $1.1 of increased wages due to merit increases and acquisition activity.

•
Legal and professional fees decreased $0.6 or 20.7% to $2.3 which was primarily the result of a reduction in consulting fees associated with internal control evaluation and implementation and the favorable settlement of a legal matter which contributed $0.3 to the decrease.

•	Other selling, general and administrative expenses increased $0.1 or 0.9% to $11.2.
Six months ended June 30, 2016 compared to 2015

•	Our salaries expenses increased by $5.5 or 12.1% to $50.8 attributable to increased stock based compensation of $2.1 with the remainder primarily due to merit increases and acquisition activity.

•
Legal and professional fees increased $6.7 or 124.1% to $12.1 which was primarily the result of expenses related to the launch of the initial public offering process in the amount of $7.1, including the amendment of our credit agreement contingent on an initial public offering.

•	Other selling, general and administrative expenses decreased $1.0 or 4.5% to $21.2.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Depreciation, amortization and depletion of property and equipment	$53.7	15.0%	$55.5	15.6%	$103.7	15.0%	$105.9	15.4%
Amortization of other intangible assets	10.9	3.0%	11.0	3.1%	21.7	3.1%	21.5	3.1%
Depreciation and amortization	$64.6	18.0%	$66.5	18.7%	$125.4	18.1%	$127.4	18.6%

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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

Depreciation and amortization of property and equipment	$31.8	8.9%	$31.8	9.0%	$63.4	9.2%	$63.4	9.2%
Landfill depletion and amortization	21.9	6.1%	23.7	6.7%	40.3	5.8%	42.5	6.2%
Depreciation, amortization and depletion of property and equipment	$53.7	15.0%	$55.5	15.6%	$103.7	15.0%	$105.9	15.4%
Depreciation and amortization of property and equipment remained constant at $31.8 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Depreciation and amortization of property and equipment remained constant at $63.4 for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.
Landfill depletion and amortization decreased $1.8 to $21.9 for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 primarily due to an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills. The impact of increased deemed permitted airspace was partially offset by increased disposal volumes. Landfill depletion and amortization decreased $2.2 to $40.3 for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 primarily due to an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills. The impact of increased deemed permitted airspace was partially offset by increased disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.9 and $11.0 or as a percentage of revenue, 3.0% and 3.1%, for the three months ended June 30, 2016 and 2015, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized. Amortization of other intangible assets was $21.7 and $21.5 or as a percentage of revenue, 3.1% and 3.1%, for the six months ended June 30, 2016 and 2015, respectively. The increase in amortization expense is directly attributable to increased acquisition activity in the prior year.
Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

We completed six acquisitions during the six months ended June 30, 2016 for a cash purchase price of $4.9 and notes payable of $0.3, subject to net working capital adjustments, which we expect to be completed within approximately one year. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition. Seven acquisitions were completed during the six months ended June 30, 2015 for a cash purchase price of $23.8 and notes payable of $3.3. The results of operations of each acquisition are included in our unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition.

Impairments

The Company disposed of certain businesses in June 2015 and recorded a loss on disposal of $10.9 for the three and six months ending June 30, 2015. In connection with the sale, the Company impaired certain assets in the amount of $4.3 in the three and six months ending June 30, 2015. Further, the Company strategically allowed an inactive landfill permit to lapse and in connection with the permit lapse recorded a non-cash impairment charge of $2.1 primarily for permitting costs in the three and six months ending June 30, 2015. No such amounts were recorded for the three and six months ending June 30, 2016.
Other, Net

Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to income of $2.1 and $4.8 for the three months ended June 30, 2016 and 2015, respectively and for the six months ended June 30, 2016 and 2015 was $1.5 and ($.2), respectively. Changes in the fair value of the interest rate caps purchased in May of 2016 are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to a loss of $2.8 for the three and six months ended June 30, 2016. Income from equity investee for the three months ended June 30, 2016 and 2015, respectively was $0.5 and $0.4 and for the six months ended June 30, 2016 and 2015 was $1.1 and $0.8, respectively. Income from a gain on redemption of a security of $2.5 was recorded in other income (expense), net during the three and six months ended June 30, 2015.

Interest Expense
The $1.4 decrease in interest expense for the three months ended June 30, 2016 is principally due to lower average balances on the Term Loan B. The $1.2 decrease in interest expense for the six months ended June 30, 2016 is principally due to lower average balances on the Term Loan B.
Income Taxes
The Company’s effective income tax rate for the three months ended June 30, 2016 and 2015 was 90.5% and 38.4%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended June 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses included in stock-based compensation. These items had a greater impact on the Company’s effective income tax rate during the three months ended June 30, 2016 than in comparable prior periods due to the Company’s pre-tax earnings being near break-even for the three month period ending June 30, 2016. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended June 30, 2015 was primarily due to the mix of income in the states in which the Company operates.
The Company’s effective income tax rate for the six months ended June 30, 2016 and 2015 was 26.6% and 32.0%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income tax benefit for the six months ended June 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses and the unfavorable impact of the change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the six months ended June 30, 2015 was primarily due to the unfavorable impact of the change in recorded valuation allowance.
Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2016
South	$124.1	$22.0	$18.7
East	96.2	9.2	19.2
Midwest	137.9	20.5	24.6
Corporate	—	(15.6)	2.1
	$358.2	$36.1	$64.6

Three Months Ended June 30, 2015
South	$121.6	$5.6	$18.5
East	93.2	5.0	19.2
Midwest	140.4	17.0	26.7
Corporate	—	(13.9)	2.1
	$355.2	$13.7	$66.5

Six Months Ended June 30, 2016
South	$247.3	$41.9	$37.3
East	184.5	12.8	36.6
Midwest	260.2	32.0	47.5
Corporate	—	(37.6)	4.0
	$692.0	$49.1	$125.4

Six Months Ended June 30, 2015
South	$246.1	$28.3	$36.5
East	177.5	8.5	36.7
Midwest	261.9	28.0	50
Corporate	—	(27.1)	4.2
	$685.5	$37.7	$127.4
Comparison of Reportable Segments—Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
South Segment
Revenue increased $2.5 or 2.1% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to an increase in disposal revenue of $2.0 as a result of higher price and volume, an increase in residential collection revenue of $0.8 due to acquisitions in the prior year and new contract starts in the prior year partially offset by the loss of certain municipal contracts, an increase in commercial collection revenue of $0.9 due to higher volume partly due to acquisitions in the prior year partially offset by a divestiture in the prior year, an increase in rolloff revenue of $1.0 due to price and volume, and an increase in environmental fees of $0.7 due to an increased rate that went into effect in July 2015. These increases were partially offset by a decrease in recycling revenue of $1.0 due to a prior year divestiture, a decrease in fuel fee revenue of $0.8 as a result of lower diesel fuel prices, and a decrease in trucking revenue of $0.5 due to lower volume of special waste projects.
Operating income from our South Segment increased by $16.4 or 292.9% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase for the three months ended June 30, 2016 was primarily the result of losses on disposal of businesses and impairment charges recorded in the 2015 period of $15.2 related to strategic divestitures.

Additionally, operating income increased due to the revenue increase discussed above which contributed $1.1 to the increase after direct expenses, lower disposal fees of $1.0 due to lower third party fees, and lower fuel expense of $1.9 due to lower diesel fuel prices. These increase were partially offset by higher labor costs of $1.3 due to merit increases and acquisition activity and higher repairs and maintenance expense of $1.3 due to the implementation of a standardized maintenance plan on our collection fleet and landfill equipment and acquisition activity.
East Segment
Revenue increased by $3.0, or 3.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase is primarily due to an increase in commercial collection revenue of $1.0 due to prior year acquisitions and higher price, an increase in residential collection revenue of $1.5 due to acquisitions in the prior year and new contract starts, an increase in rolloff revenue of $0.5 due to higher price, an increase in C&D landfill disposal revenue of $1.3 due to higher price and volume, an increase in revenue of $0.9 related to increased special waste volumes, an increase in disposal revenue of $0.7 due to an acquired transfer station in the prior year, and an increase in environmental fees of $0.6 due to an increased rate that went into effect in July 2015. These increases were partially offset by a reduction in disposal revenue of $1.2 due to the divestiture of three transfer stations, a reduction in revenue of $1.2 from shale volumes due to the continued decline in the oil and gas market, and a reduction in fuel fees of $0.4 as a result of lower diesel fuel prices.
Operating income from our East Segment increased $4.2 or 84.0% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase is due to not continuing to pursue permitting at one landfill site in the prior year which resulted in expense of $2.1. Additionally, operating income increased due to the revenue increase discussed above which contributed $1.3 to the increase after direct expenses and lower fuel expenses of $1.3 due to lower diesel fuel prices. These increases were partially offset by higher insurance expense of $0.5 and higher salaries and wages of $0.5.

Midwest Segment
Revenue decreased $2.5 or 1.8% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is primarily due to lower collection revenue of $2.1 due to the loss of residential contracts and lower fuel fees of $2.0 due to the reduction in diesel fuel prices. These decreases were partially offset by an increase in environmental fees of $1.6 due to an increased rate that went into effect in July 2015.
Operating income from our Midwest Segment increased by $3.5 or 20.6% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in operating income is due to higher environmental fees of $1.6 due to an increased rate that went into effect in July 2015 and a reduction in wages of $1.0 due to a decrease in driver headcount.
Corporate Region
Operating loss increased $1.7 or 12.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in stock based compensation of $2.4.

Comparison of Reportable Segments—Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
South Segment
Revenue increased $1.2 or 0.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to an increase in disposal revenue of $5.1 as a result of higher price and volume, an increase in residential collection revenue of $1.2 due to acquisitions in the prior year and new contract starts in the prior year partially offset by the loss of certain municipal contracts, an increase in commercial collection revenue of $1.2 due to increased volume partly due to acquisitions in the prior year partially offset by a divestiture in the prior year, an increase in rolloff revenue of $1.9 due to price and volume, and an increase in environmental fees of $1.4 due to an increased rate that went into effect in July 2015. These increases were partially offset by a decline in revenue of $6.2 due to the divestiture of businesses in the prior year, a decrease in fuel fee revenue of $2.0 as a result of lower diesel fuel prices, a decrease in landfill gas revenue of $1.1 due to the expiration of landfill gas credit agreements and a decline in the market price for landfill gas, and a decrease in trucking revenue of $0.5 due to the timing of special waste projects.

Operating income from our South Segment increased by $13.6 or 48.1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase for the six months ended June 30, 2016 was primarily the result of losses on disposal of businesses and impairment charges recorded in the 2015 period of $15.2 related to strategic divestitures. Additionally, operating income increased due to the revenue increase discussed above which contributed $2.1 to the increase after direct expenses and lower fuel fees of $4.1 due to lower diesel fuel prices. These increases were partially offset by higher labor costs of $3.3 due to increased headcount, merit increases, and start up costs related to acquisitions and new municipal contracts and higher repairs and maintenance expense of $2.9 due to the implementation of a standardized maintenance plan on our collection fleet and landfill equipment and acquisition activity.
East Segment
Revenue increased by $7.0 or 3.9% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase is primarily due to an increase in commercial collection revenue of $2.0 due to prior year acquisitions and higher price, an increase in residential collection revenue of $2.4 due to acquisitions in the prior year and new contract starts, an increase in rolloff revenue of $1.1 due to higher price, an increase in disposal revenue of $5.1 due to increased volume and an increase in environmental fees of $1.4 due to an increased rate that went into effect in July 2015. These increases were partially offset by a reduction in disposal revenue of $1.2 due to the divestiture of three transfer stations, a reduction in revenue of $2.5 from shale volumes due to the continued decline in the oil and gas market, and a reduction in fuel fees of $1.0 as a result of lower diesel fuel prices.
Operating income from our East Segment increased $4.3 or 50.6% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase is due to not continuing to pursue permitting at one landfill site in the prior year which resulted in expense of $2.1. Additionally, operating income increased due to the revenue increase discussed above which contributed $2.3 to the increase after direct expenses and lower fuel expense of $2.5 due to lower diesel fuel prices. These increases were partially offset by higher insurance expense of $0.7, higher salaries and wages of $1.2 and higher repair and maintenance expense of $0.5.

Midwest Segment
Revenue decreased $1.7 or 0.6% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease is primarily due to lower collection revenue of $0.5 due to the loss of residential contracts and lower fuel fees of $4.5 due to the reduction in diesel fuel prices. These decreases were partially offset by an increase in environmental fees of $3.2 due to an increased rate that went into effect in July 2015.
Operating income from our Midwest Segment increased by $4.0 or 14.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in operating income is due to higher environmental fees of $3.2 due to an increased rate that went into effect in July 2015 and a reduction in wages of $0.8 due to a decrease in driver headcount.
Corporate Region
Operating loss increased $10.5 or 38.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to $7.5 in expenses related to the launch of the initial public offering process and the evaluation of strategic alternatives, including the amendment of our credit agreement contingent on an initial public offering. Additionally, stock based compensation expense increased by $2.1.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings and debt offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At June 30, 2016, the Company had negative working capital which was driven by purchases of property and equipment and construction and development during the six months ended June 30, 2016 as well as the use of our cash to fund debt repayments and to return capital to the parent. At December 31, 2015, we had negative working capital which was driven by repayments on the Term Loan B and cash used for acquisitions. The Company has more than adequate availability on its Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	June 30, 2016	December 31, 2015

Cash and cash equivalents	$1.2	$0.6

Debt:
Current portion	38.8	49.1
Long-term portion	2,201.6	2,198.0
Total debt	$2,240.4	$2,247.1
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$104.4	$129.3
Net cash used in investing activities	(70.8)	(85.3)
Net cash used in financing activities	(33.0)	(35.7)
Cash Flows Provided by Operating Activities
We generated $104.4 of cash flows from operating activities during the six months ended June 30, 2016, compared with $129.3 during the six months ended June 30, 2015. The decrease of $24.9 was due in part to an increase in accounts receivable in the six months ended June 30, 2016 compared to a decrease in the comparable prior period which accounted for $11.1 of the variance. The accounts receivable increase is due to increased emphasis on collection activities starting in late 2014 that resulted in significant improvement in days sales outstanding throughout 2015. Higher capping, closure and post closure expenditures contributed $5.0 to the decrease and was due to timing of payments and an increase in required capping events in 2016 compared to 2015. Higher payments on accrued expenses of $4.8 also contributed to the decrease and was due primarily to higher bonus payments in the first quarter of 2016 compared to 2015. Cash flows from operations are used to fund capital expenditures, acquisitions, interest payments and debt and capital repayments.

Cash Flows Used in Investing Activities
We used $70.8 of cash in investing activities during the six months ended June 30, 2016 compared with $85.3 during the six months ended June 30, 2015, a decrease of $14.5, which was primarily attributable to reduced capital spending of $20.5 mostly due to the timing of projects and reduced acquisition spending of $18.7 due to a large acquisition during the first quarter of 2015. These reductions in spending were partially offset by the redemption of an investment security for $15.0 during the six months ended June 30, 2015 and a reduction in proceeds from divestitures of $10.0 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Cash Flows Used In Financing Activities
During the six months ended June 30, 2016, net cash used in financing activities was $33.0 compared to $35.7 during the six months ended June 30, 2015, a decrease of $2.7. The decrease is primarily due to higher proceeds related to bank overdrafts of $12.6 due to the timing of payments partially offset by higher net payments of debt of $4.7 and a higher return of capital to the parent of $5.1.
Senior Secured Credit Facilities
In November 2012, we entered into (i) a $1,800.0 term loan B facility and (ii) a $300.0 Revolver and together with the Term Loan B, (the Senior Secured Credit Facilities) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and

Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions on the Term Loan B in February 2014 and February 2013, that reduced the applicable interest rate floor by 50 basis points and the applicable margin by 100 basis points, respectively. See Note 4, Debt, to our unaudited condensed consolidated financial statements for the six months ended June 30, 2016 and 2015, for additional details regarding our Senior Secured Credit Facilities.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2016, we had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit. At June 30, 2016 and December 31, 2015, we had an aggregate of approximately $46.0 and$45.9, respectively, of letters of credit outstanding. At June 30, 2016 and December 31, 2015, we had $11.0 and $32.0, respectively, of borrowings on the Revolver.
The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolver that is applicable when there are outstanding loans or letters of credit under the Revolver. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of June 30, 2016, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
We are subject to a total leverage ratio covenant for the applicable periods as indicated.

Fiscal Quarter Ending	Maximum Total Leverage Ratio
December 31, 2015 through December 30, 2016	7.00:1.00
December 31, 2016 and thereafter	6.50:1.00
At June 30, 2016, the total leverage ratio was 6.02:1:00.
8 1/4% Senior Notes due 2020
On October 9, 2012, we issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to an indenture between the Company, the guarantor party thereto and Wells Fargo Bank, National Association, as trustee. As of June 30, 2016, we were in compliance with the covenants under the Indenture. See Note 4, Debt, to our unaudited condensed consolidated financial statements for additional details regarding the notes.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
Seasonality
We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring in the East and Midwest segments because of decreased construction and demolition activities during winter months in these regions of the U.S. In addition, some of our operating costs may be higher in the winter months. Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs. Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—As of June 30, 2016, we have $10.0 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Recently Issued and Proposed Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Basis of Presentation, to our unaudited consolidated financial statements in Part 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks as of June 30, 2016, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found under the Litigation and Other Matters section of Note 7 to the unaudited condensed consolidated financial statements.
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

August 5, 2016	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer