Form 10-Q
period 2016-09-30
Advanced Disposal Services, Inc.
filed 2016-11-03
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file no: 001-37904

Advanced Disposal Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0875845
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
90 Fort Wade Road
Ponte Vedra, Florida 32081
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (904) 737-7900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒
Note: As of September 30, 2016, the Registrant was a voluntary filer not subject to the above requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Registrant has filed all required reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 1, 2016 was 87,720,437 shares.

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

•	fuel supply and prices may fluctuate significantly and we may not be able to pass on cost increases to our customers or effectively hedge such costs;

•	fluctuations in the prices of commodities;

•	increases in labor and disposal costs and transportation costs could adversely impact our financial results;

•	derivatives could adversely affect our results;

•	efforts by labor unions to organize our workforce could adversely affect operating results;

•	we depend significantly on the services of the members of our senior, regional and local management teams, and the departure of any of those persons could cause our operating results to suffer;

•	we are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected;

•	a cybersecurity incident could negatively impact our business and our relationships with customers;

•	operational and safety risks, including the risk of personal injury to employees and others;

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

•	alternatives to landfill disposal may cause our revenues and operating results to decline;

•	our substantial indebtedness and our working capital deficit;

•	our ability to implement growth strategy as and when planned; and

•	the other risks described in the Risk Factors section of our Prospectus filed with the Securities and Exchange Commission on October 7, 2016 pursuant to Rule 424(b).
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$0.5	$0.6
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $4.4, respectively	179.6	177.5
Prepaid expenses and other current assets	25.7	33.4
Total current assets	205.8	211.5
Other assets	22.8	22.9
Property and equipment, net of accumulated depreciation of $1,134.1 and $1,007.5, respectively	1,632.4	1,649.9
Goodwill	1,173.9	1,173.5
Other intangible assets, net of accumulated amortization of $201.1 and $185.6, respectively	334.9	364.5
Total assets	$3,369.8	$3,422.3
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$84.2	$98.1
Accrued expenses	132.5	135.7
Deferred revenue	60.8	63.1
Current maturities of landfill retirement obligations	30.9	30.2
Current maturities of long-term debt	34.9	49.1
Total current liabilities	343.3	376.2
Other long-term liabilities	56.4	55.8
Long-term debt, less current maturities	2,203.0	2,198.0
Accrued landfill retirement obligations, less current maturities	169.2	163.5
Deferred income taxes	134.3	139.0
Total liabilities	2,906.2	2,932.5
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 64,493,536 issued and outstanding	0.6	0.6
Additional paid-in capital	1,084.5	1,100.4
Accumulated deficit	(621.5)	(611.2)
Total stockholders' equity	463.6	489.8
Total liabilities and stockholders' equity	$3,369.8	$3,422.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Service revenues	$360.6	$361.3	$1,052.6	$1,046.8
Operating costs and expenses
Operating	220.3	223.5	652.6	652.4
Selling, general and administrative	35.6	37.3	119.7	110.4
Depreciation and amortization	64.0	67.5	189.4	194.8
Acquisition and development costs	—	0.2	0.2	1.3
Loss on disposal of assets and asset impairments	1.1	0.3	1.2	17.8
Restructuring charges	—	—	0.8	—
Total operating costs and expenses	321.0	328.8	963.9	976.7
Operating income	39.6	32.5	88.7	70.1
Other income (expense)
Interest expense	(34.1)	(34.2)	(102.7)	(104.0)
Other income (expense), net	0.5	(8.5)	0.9	(4.7)
Total other income (expense)	(33.6)	(42.7)	(101.8)	(108.7)
Income (loss) before income taxes	6.0	(10.2)	(13.1)	(38.6)
Income tax expense (benefit)	2.2	(4.7)	(2.8)	(13.8)
Net income (loss)	$3.8	$(5.5)	$(10.3)	$(24.8)

Net income (loss) attributable to common stockholders per share
Basic earnings (loss) per share	$0.06	$(0.09)	$(0.16)	$(0.38)
Diluted earnings (loss) per share	$0.06	$(0.09)	$(0.16)	$(0.38)
Basic average shares outstanding	64,493,536	64,493,536	64,493,536	64,493,536
Diluted average shares outstanding	64,942,500	64,493,536	64,493,536	64,493,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$3.8	$(5.5)	$(10.3)	$(24.8)
Other comprehensive loss, net of tax	—	—	—	(1.5)
Comprehensive income (loss)	$3.8	$(5.5)	$(10.3)	$(26.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2015	64,493,536	$0.6	$1,100.4	$(611.2)	$489.8
Net loss	—	—	—	(10.3)	(10.3)
Stock-based compensation expense	—	—	4.0	—	4.0
Return of capital to parent company	—	—	(19.9)	—	(19.9)
Balance at September 30, 2016	64,493,536	$0.6	$1,084.5	$(621.5)	$463.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(10.3)	$(24.8)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	189.4	194.8
Change in fair value of derivative instruments	(10.5)	(8.7)
Amortization of interest rate cap premium	0.3	1.5
Amortization of debt issuance costs and original issue discount	14.6	14.5
Accretion on landfill retirement obligations	9.8	10.0
Other accretion and amortization	1.4	1.9
Provision for doubtful accounts	2.4	2.7
Loss on disposition of property and equipment	2.8	0.8
Impairment of assets	—	6.4
(Gain) loss on disposition of businesses	(1.6)	10.6
Gain on redemption of security	—	(2.5)
Stock based compensation	4.0	1.6
Deferred tax benefit	(4.8)	(15.8)
Earnings in equity investee	(1.3)	(1.1)
Changes in operating assets and liabilities, net of businesses acquired
(Increase) decrease in accounts receivable	(3.8)	6.8
Decrease in prepaid expenses and other current assets	7.5	7.6
(Increase) decrease in other assets	(0.4)	0.9
Increase (decrease) in accounts payable	0.1	(1.8)
Increase in accrued expenses and other long term liabilities	7.7	14.9
Decrease in unearned revenue	(2.5)	(2.5)
Capping, closure and post-closure expenditures	(13.1)	(11.2)
Net cash provided by operating activities	191.7	206.6
Cash flows from investing activities
Purchases of property and equipment and construction and development	(124.2)	(129.7)
Proceeds from sale of property and equipment	2.2	1.7
Proceeds from maturity of securities	—	15.0
Acquisition of businesses	(5.3)	(25.0)
Proceeds from sale of businesses	2.4	11.6
Net cash used in investing activities	(124.9)	(126.4)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	102.0	35.0
Repayment on debt instruments including capital leases	(149.0)	(103.9)
Bank overdraft	—	(1.3)
Other financing activities	—	(1.1)
Capital contribution from parent	—	0.5
Return of capital to parent	(19.9)	(7.5)
Net cash used in financing activities	(66.9)	(78.3)
Net (decrease) increase in cash and cash equivalents	(0.1)	1.9
Cash and cash equivalents, beginning of period	0.6	1.0
Cash and cash equivalents, end of period	$0.5	$2.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
Advanced Disposal Services, Inc. (formerly ADS Waste Holdings Inc. hereafter referred to as "the Company") together with its consolidated subsidiaries, as a consolidated entity, is a nonhazardous solid waste services company providing collection, transfer, recycling and disposal services to customers in the South, Midwest and Eastern regions of the United States, as well as in the Commonwealth of the Bahamas. As of September 30, 2016, the Company was wholly owned by ADS Waste Holdings Corp. (the “Parent”).
The Company manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, recycling and disposal services. Additional information related to segments can be found in Note 9.
Seven acquisitions were completed during the nine months ended September 30, 2016 for aggregate prices consisting of a cash purchase price of $5.2 and notes payable of $0.2, subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. Seven acquisitions were completed during the nine months ended September 30, 2015 for a cash purchase price of $25.0 and notes payable of $3.3. The results of operations of each acquisition are included in the Company's condensed consolidated statements of operations subsequent to the closing date of each acquisition.
The Company recorded an increase to the purchase price of prior year acquisitions during the nine months ended September 30, 2016 in the amount of $0.1. The Company is still reviewing information surrounding intangible assets and current liabilities related to acquisitions completed subsequent to September 30, 2015.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries of Advanced Disposal Services South, Inc. and HW Star Holdings Corp. and their respective subsidiaries.
All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive loss, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In conformity with accounting principles generally accepted in the United States of America, the Company uses estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. The Company must make these estimates and assumptions because certain information that it uses is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing the Company's financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to: accounting for long-lived assets, including recoverability; landfill development costs, final capping, closure and post-closure costs; valuation allowances for accounts receivable and deferred tax assets; liabilities for potential litigation; claims and assessments; liabilities for environmental remediation; stock compensation; accounting for goodwill and intangible asset impairments; deferred taxes; uncertain tax positions; self-insurance reserves; and estimates of the fair value of assets acquired and liabilities assumed in any acquisition. Actual results could differ materially from the estimates and assumptions that the Company uses in preparation of its financial statements.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for employee stock-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to early adopt this guidance during the fourth quarter of fiscal 2016 and does not believe this standard will have a material impact on its financial condition, results of operations or liquidity.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company anticipates adopting the standard as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2015 and for the nine months ended September 30, 2016 are shown in the table below:

Balance at December 31, 2014	$201.1
Increase in retirement obligation	9.8
Accretion of closure and post-closure costs	13.1
Disposition	(3.2)
Change in estimate	(2.9)
Costs incurred	(24.2)
Balance at December 31, 2015	193.7
Increase in retirement obligation	7.1
Accretion of closure and post-closure costs	9.8
Costs incurred	(10.5)
Balance at September 30, 2016	200.1
Less: Current portion	(30.9)
$169.2

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

4. Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Numerator: (Dollars in millions)
	Net income (loss)	$3.8	$(5.5)	$(10.3)	$(24.8)
Denominator:
	Average common shares outstanding	64,493,536	64,493,536	64,493,536	64,493,536
	Other potentially dilutive common shares	448,964	—	—	—
	Average common shares outstanding, assuming dilution	64,942,500	64,493,536	64,493,536	64,493,536

	Net income (loss) per share, basic	$0.06	$(0.09)	$(0.16)	$(0.38)
	Net income (loss) per share, assuming dilution	$0.06	$(0.09)	$(0.16)	$(0.38)

Basic net income (loss) per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Net income (loss) per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted stock awards, and performance stock awards.
The Earnings Per Share Topic in the FASB's Accounting Standards Codification ("ASC") requires the Company to include additional shares in the computation of net income per share, assuming dilution. The additional shares included in diluted net income per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into common stock.
When calculating diluted net income per share, the ASC requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options because it is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.
Approximately 1.4 million and 4.5 million of outstanding stock awards for the third quarter and nine months ended 2016, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive. Approximately 3.8 million and 3.8 million of outstanding stock awards for the third quarter and nine months ended 2015, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

5.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	September 30, 2016	December 31, 2015
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (5.51% and 6.30% at September 30, 2016 and December 31, 2015, respectively) due quarterly; balance due at maturity in October 2019	$—	$32.0
Term loans (Term Loan B); quarterly payments of $4.5 commencing March 31, 2013 through June 30, 2019 with final payment due October 9, 2019; interest at LIBOR floor of 0.75% plus an applicable margin of 300 basis points at September 30, 2016 and December 31, 2015	1,685.5	1,685.5
Senior notes (Senior Notes) payable; interest at 8.25% payable in arrears semi-annually commencing April 1, 2013; maturing on October 1, 2020	550.0	550.0
Capital lease obligations, maturing through 2024	42.8	28.2
Other debt	15.3	20.0
	2,293.6	2,315.7
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(55.7)	(68.6)
Less: Current portion	(34.9)	(49.1)
	$2,203.0	$2,198.0

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the Senior Notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary as disclosed in Note 12. All guarantors are jointly and severally and fully and unconditionally liable. The Parent has no independent assets or operations and each subsidiary guarantor is 100% owned by the Company. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. Refer to note 13 for subsequent event related to the Term Loan B and Revolver.

Revolver and Letter of Credit Facilities
As of September 30, 2016, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in October 2019. As of September 30, 2016 and December 31, 2015, the Company had $0.0 and $32.0 of borrowings outstanding on the Revolver, respectively. As of September 30, 2016 and December 31, 2015, the Company had an aggregate of $44.6 and $45.9, respectively, of letters of credit outstanding under its credit facilities. Refer to note 13 for subsequent event related to the Revolver.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

6.	Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
2012 Interest rate caps	Other assets	$—	$0.2
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Accrued expenses	0.7	—
2016 Interest rate caps	Other long term liabilities	1.9	—
Fuel commodity derivatives	Accrued expenses	3.1	16.2
Total derivatives		$5.7	$16.0

The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.
Interest Rate Caps
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortized the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.0 and $0.4 for the three months ending September 30, 2016 and 2015, respectively and for the nine months ended September 30, 2016 and 2015 was $0.3 and $1.5, respectively. The contracts expired in September 2016.
In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company will pay the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded a gain of $0.3 for the three months ended September 30, 2016 and a loss of $2.6 for the nine months ended September 30, 2016. The notional value of the contracts aggregated were $800.0 as of September 30, 2016 and will remain constant through maturity in September 2019.
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
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded losses of $0.3 and $9.3 for the three months ended September 30, 2016 and 2015, respectively and for the nine months ended September 30, 2016 and 2015 the Company recorded gains of $1.2 and losses of $9.5, respectively. As of September 30, 2016, the Company has 3.4 gallons under fixed price derivative contracts with strike prices ranging from $2.20 to $2.64 per gallon. If the mean price of the high and the low exceeds the contract price per gallon, the Company receives the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the mean average price is less than the contract price per gallon, the Company pays the difference to the counterparty.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

7. Income Taxes
The Company’s effective income tax rate for the three months ended September 30, 2016 and 2015 was 36.7% and 46.1%, respectively. The Company evaluates its effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2016 was primarily due to the unfavorable impacts of permanently non-deductible expenses, interest related to previously recorded uncertain tax positions and the change in recorded valuation allowances. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2015 was primarily due to a change in forecasted book income, as well as a mix of income in the states in which the Company operates.
The Company’s effective income tax rate for the nine months ended September 30, 2016 and 2015 was 21.4% and 35.8%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses and the unfavorable impact of the change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2015 was primarily due to the unfavorable impact of the change in recorded valuation allowances and the mix of income in the states in which the Company operates.
As of September 30, 2016, the Company had $10.3 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in the condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The Company is not able to reasonably estimate when it would make any cash payments required to settle these liabilities, but it does not believe that the ultimate settlement of the obligations will materially affect our liquidity.

8.	Commitments and Contingencies
Financial Instruments
The Company has obtained letters of credit, performance bonds and insurance policies for the performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit are supported by the Company’s Revolver (Note 5).
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

Multiemployer Defined Benefit Pension Plans
Approximately 13.6% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which it contributes could have a material adverse effect on the Company's business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on the Company's results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

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
The Company manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating regions. Summarized financial information concerning its reportable segments for the three and nine months ended September 30, 2016 and 2015 are shown in the table below:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2016
South	$126.4	$21.8	$18.5
East	93.7	8.6	18.5
Midwest	140.5	21.9	24.8
Corporate	—	(12.7)	2.2
	$360.6	$39.6	$64.0

Three Months Ended September 30, 2015
South	$122.5	$21.4	$18.1
East	95.4	7.9	20.0
Midwest	143.4	17.5	27.3
Corporate	—	(14.3)	2.1
	$361.3	$32.5	$67.5

Nine Months Ended September 30, 2016
South	$373.7	$63.6	$55.7
East	278.2	21.4	55.1
Midwest	400.7	53.8	72.3
Corporate	—	(50.1)	6.3
	$1,052.6	$88.7	$189.4

Nine Months Ended September 30, 2015
South	$368.6	$49.8	$54.6
East	272.8	16.4	56.7
Midwest	405.4	45.5	77.3
Corporate	—	(41.6)	6.2
	$1,046.8	$70.1	$194.8

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

10. Fair Value Measurements
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

		Fair Value Measurement at September 30, 2016 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$0.5	$0.5	$—	$—	$—	$0.5
Derivative instruments - Liability position	(5.7)	—	(5.7)	—	—	(5.7)
Total recurring fair value measurements	$(5.2)	$0.5	$(5.7)	$—	$—	$(5.2)

		Fair Value Measurement at December 31, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$0.6	$0.6	$—	$—	$—	$0.6
Derivative instruments - Asset position	0.2	—	0.2	—	—	0.2
Derivative instruments - Liability position	(16.2)	$—	(16.2)	—	—	(16.2)
Total recurring fair value measurements	$(15.4)	$0.6	$(16.0)	$—	$—	$(15.4)
The fair values of the fuel derivative instruments and interest rate caps are determined using standard option valuation models with assumptions about commodity prices and interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of September 30, 2016 and December 31, 2015, respectively.

The estimated fair value of the Company’s debt is as follows:

	September 30, 2016	December 31, 2015
Revolver	$—	$32.0
Senior Notes	577.5	555.5
Term Loan B	1,689.7	1,639.2
	$2,267.2	$2,226.7
The carrying value of the Company’s debt at September 30, 2016 and December 31, 2015 was $2,235.5 and $2,267.5, respectively.

11. Stock-based Compensation

Amendment to Stock Incentive Plan
During the nine months ended September 30, 2016, the Board of Directors of the Parent amended the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan (the 2012 Plan) to allow for the grant of performance shares, restricted shares, restricted share units, and other equity awards in addition to stock options and stock purchase rights as originally provided for under the 2012 Plan.
Named Executive Officer (NEO) Grants
During the nine months ended September 30, 2016, there were 30,384 NEO restricted stock grants under the 2012 Plan with a fair value of $24.28 per share. The restricted stock will vest in three equal installments over each of the first three anniversaries of the date of the grant. For the nine months ended September 30, 2016, none of the NEO restricted stock was forfeited. As of September 30, 2016, there were 30,384 shares of restricted stock outstanding under the 2012 Plan.
During the nine months ended September 30, 2016, there were 60,767 NEO performance share units (PSUs) issued under the 2012 Plan with a fair value of $24.28 per share. The PSUs will vest in full on the third anniversary of the date of the grant. The PSUs shall be measured based on the Parent's budget and are weighted as follows: EBITDA: 50%; Free Cash Flow: 30%; and Revenue: 20%. The measurement criteria begins with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSUs granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSUs granted. Performance will be measured separately for each of the three years in the performance period and the total number of PSUs earned at the conclusion of the three three year performance period will be the sum of the PSUs earned with respect to each individual year. For the nine months ended September 30, 2016, none of the NEO PSUs were forfeited. As of September 30, 2016, there were 60,767 PSUs outstanding under the 2012 Plan.
During the nine months ended September 30, 2016, there were 96,922 NEO option grants under the 2012 Plan. The options will vest in three equal installments over each of the first three anniversaries of the date of the grant. For the nine months ended September 30, 2016, none of these NEO options were forfeited or exercised. As of September 30, 2016, there were 96,922 options outstanding under the NEO plan. The weighted average exercise price of outstanding NEO options was $24.28. The weighted average remaining contractual term for the outstanding NEO options was 9.75 years as of September 30, 2016.
During the nine months ended September 30, 2016, the Company and its Chief Executive Officer (CEO), entered into an amendment to the CEO's employment agreement. The amendment adjusts the performance criteria applicable to

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

performance-based stock options that the CEO is eligible to earn with respect to 2016. Previously, the only applicable criterion was EBITDA; the amendment provides that the number of performance-based stock options earned will be based on EBITDA (50%) and free cash flow (50%). The amendment also clarifies that the full potential grant of performance-based stock options (covering up to 190,792 shares of Parent's common stock) is still available to be earned by the CEO.
Total unrecognized compensation expense for all of the above NEO grants (including the impact of the amendment to the CEO performance-based stock options) was approximately $3.6 as of September 30, 2016, which will be recognized over the next 3.3 years. For the three and nine months ended September 30, 2016, compensation expense for all of the above NEO grants (including the impact of the amendment to the CEO performance-based stock options) was approximately $0.3.
Annual Stock Option Grants
During the nine months ended September 30, 2016, there were 555,969 annual grants under the 2012 Plan for employees other than the NEO's. Each option had an estimated fair value of $7.35 per option on the date of grant. The options will vest 20% on date of grant and 20% in four equal installments over each of the first four anniversaries of the date of the grant. The weighted average exercise price of these options was $24.28. The weighted average remaining contractual term for these options was 9.6 years as of September 30, 2016.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

12. Guarantor Financial Statements

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the Senior Notes), subject to certain agreed-upon exemptions. The Company has one non-guarantor foreign subsidiary, Sanitation Services Company Limited, which exceeded 3% of pretax income for the three and nine months ended September 30, 2016. As a result, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Prior periods are not presented as the non guarantor subsidiary was minor.
Condensed Consolidated Balance Sheet as of September 30, 2016

	Company (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$0.2	$0.3	$—	$0.5
Accounts receivable	—	179.6	—	—	179.6
Prepaid expenses and other current assets	6.8	18.9	—	—	25.7
Total current assets	6.8	198.7	0.3	—	205.8
Other assets	7.8	5.1	9.9	—	22.8
Property and equipment, net	10.2	1,622.2	—	—	1,632.4
Goodwill	—	1,173.9	—	—	1,173.9
Other intangible assets, net	95.4	239.5	—	—	334.9
Investment in consolidated subsidiaries	2,781.2	—	—	(2,781.2)	—
Total assets	$2,901.4	$3,239.4	$10.2	$(2,781.2)	$3,369.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15.7	$63.0	$5.5	$—	$84.2
Accrued expenses	63.3	69.2	—	—	132.5
Deferred revenue	—	60.8	—	—	60.8
Current maturities of landfill retirement obligations	—	30.9	—	—	30.9
Current maturities of long-term debt	16.4	18.5	—	—	34.9
Total current liabilities	95.4	242.4	5.5	—	343.3
Other long-term liabilities, less current maturities	42.6	13.8	—	—	56.4
Long-term debt, less current maturities	2,165.5	37.5	—	—	2,203.0
Accrued landfill retirement obligations, less current maturities	—	169.2	—	—	169.2
Deferred income taxes	134.3	—	—	—	134.3
Total liabilities	2,437.8	462.9	5.5	—	2,906.2
Equity
Total stockholders’ equity	463.6	2,776.5	4.7	(2,781.2)	463.6
Total liabilities and stockholders’ equity	$2,901.4	$3,239.4	$10.2	$(2,781.2)	$3,369.8

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Condensed Consolidated Statement of Operations for the three months ended September 30, 2016

	Company (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Service revenues	$—	$360.6	$—	$—	$360.6
Operating costs and expenses
Operating	—	220.3	—	—	220.3
Selling, general and administrative	10.6	25.0	—	—	35.6
Depreciation and amortization	2.2	61.8	—	—	64.0
Loss on disposal of assets	—	1.1	—	—	1.1
Total operating costs and expenses	12.8	308.2	—	—	321.0
Operating (loss) income	(12.8)	52.4	—	—	39.6
Other income (expense)
Equity in income (loss) of consolidated subsidiaries	52.2	—	—	(52.2)	—
Interest expense	(33.4)	(0.7)	—	—	(34.1)
Other (expense) income, net	—	0.3	0.2	—	0.5
Total other income (expense)	18.8	(0.4)	0.2	(52.2)	(33.6)
Income (loss) before income taxes	6.0	52.0	0.2	(52.2)	6.0
Income tax expense (benefit)	2.2	20.3	0.1	(20.4)	2.2
Net income (loss)	$3.8	$31.7	$0.1	$(31.8)	$3.8

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016

	Company (Parent)	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Service revenues	$—	$1,052.6	$—	$—	$1,052.6
Operating costs and expenses
Operating	—	652.6	—	—	652.6
Selling, general and administrative	34.7	85.0	—	—	119.7
Depreciation and amortization	6.3	183.1	—	—	189.4
Acquisition and development costs	0.2	—	—	—	0.2
Loss on disposal of assets	—	1.2	—	—	1.2
Restructuring charges	0.8	—	—	—	0.8
Total operating costs and expenses	42.0	921.9	—	—	963.9
Operating (loss) income	(42.0)	130.7	—	—	88.7
Other income (expense)
Equity in income (loss) of consolidated subsidiaries	131.0	—	—	(131.0)	—
Interest expense	(100.9)	(1.8)	—	—	(102.7)
Other (expense) income, net	(1.2)	0.8	1.3	—	0.9
Total other income (expense)	28.9	(1.0)	1.3	(131.0)	(101.8)
(Loss) income before income taxes	(13.1)	129.7	1.3	(131.0)	(13.1)
Income tax (benefit) expense	(2.8)	50.7	0.5	(51.2)	(2.8)
Net (loss) income	$(10.3)	$79.0	$0.8	$(79.8)	$(10.3)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016

	Company (Parent)	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	(89.9)	280.8	0.8	—	191.7
Cash flows from investing activities
Purchases of property and equipment and construction and development	(1.4)	(122.8)	—	—	(124.2)
Proceeds from sale of property and equipment	—	2.2	—	—	2.2
Acquisition of businesses	—	(5.3)	—	—	(5.3)
Proceeds from sale of businesses	—	2.4	—	—	2.4
Net cash used in investing activities	(1.4)	(123.5)	—	—	(124.9)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	102.0	—	—	—	102.0
Repayment on debt instruments	(149.0)	—	—	—	(149.0)
Return of capital to parent	(19.9)	0.9	(0.9)	—	(19.9)
Intercompany cash transfers	158.2	(158.2)	—	—	—
Net cash provided by (used in) financing activities	91.3	(157.3)	(0.9)	—	(66.9)
Net (decrease) increase in cash and cash equivalents	—	—	(0.1)	—	(0.1)
Cash and cash equivalents, beginning of period	—	0.2	0.4	—	0.6
Cash and cash equivalents, end of period	$—	$0.2	$0.3	$—	$0.5

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

13. Subsequent Events

Initial Public Offering (IPO)

The Company closed its IPO on October 12, 2016 in which it sold 19,250,000 shares of common stock to new shareholders at $18 per share and received net proceeds of $325.1 after underwriting fees, commissions and expenses.

Stock Split

In connection with the IPO, the Company effected a stock split and recapitalization and issued 64,493,536 shares of common stock directly to existing shareholders. All share and per share amounts in these financial statements and related notes have been retrospectively adjusted to give effect to the stock split.

Use of Proceeds from IPO

The Company received proceeds in connection with the IPO, after underwriting fees and commissions, of $326.6 and before expenses of $1.5, and used these proceeds to make an early prepayment on the Term Loan B of $326.0. In connection with this early prepayment of debt, the Company will recognize a loss on extinguishment of $7.5 in the fourth quarter.

Adoption of 2016 Omnibus Equity Plan

The Company's board of directors adopted the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan on January 29, 2016. The 2016 Plan became effective on October 4, 2016 and will terminate on the tenth anniversary of the 2016 Plan effective date, unless sooner terminated by the Company's board of directors.

Stock Awards Granted at IPO

In connection with the IPO, the Company issued 659,899 stock options and 300,001 restricted stock units with a fair value of $9.3 to the NEOs of the Company which will be recognized in expense over the vesting period. These awards are scheduled to vest in full on the third anniversary of the date of grant. The restricted stock units were valued at $18 per share, which was the fair value of the Company’s stock on the grant date. The exercise price of the stock options is $18 per share, which was equal to the fair market value of the Company’s stock on the grant date. The contractual term of the options is ten years and each option had an estimated fair value of $5.91 per option on the date of grant.

In connection with the IPO, 5,556 shares of restricted stock were issued to a non-employee director with a value of $0.1. This award is scheduled to vest in full on the third anniversary of the date of grant. The restricted stock was valued at $18 per share, which was the fair value of the Company’s stock on the grant date.

In connection with the IPO, the Company issued 58,103 stock options with a fair value of $0.3 to employees other than the NEO’s, which will be expensed over the vesting period. These awards vest 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The exercise price of the stock options is $18 per share, which was equal to the fair market value of the Company’s stock on the grant date. The contractual term of the options is 10 years and each option had an estimated fair value of $5.80 per option on the date of grant.

Stock Options Exercised

Subsequent to September 30, 2016, 1,090,816 stock options have been exercised with the Company receiving proceeds of $10.4.

Amendment to the Senior Secured Credit Agreement Upon IPO

The remaining $20.0 of commitments under the revolving credit facility were extended to October 2019 upon consummation of the Company’s initial public offering on October 12, 2016.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Underwriters' Option in IPO

The underwriters have exercised their option to purchase an additional 2,887,500 shares from the Company, at the initial public offering price, less the underwriting discounts and commissions. The Company received proceeds from the underwriters option of approximately $48.9.

Debt Refinancing

On October 21, 2016, the Company launched a process to refinance its existing credit facilities with a new credit facility, which is expected to be a $1.8 billion senior secured credit facility, comprising a seven-year $1.5 billion senior secured first lien term loan B facility and a five-year $300 senior secured first lien revolving credit facility (the “Senior Secured Credit Facilities”).  The timing, size and terms of the proposed Senior Secured Credit Facilities are subject to market conditions and the satisfaction of conditions to closing.

On October 27, 2016, the Company priced a private offering of $425 aggregate principal amount of 5 ⅝% Senior Notes due 2024 (the “Senior Notes”).  The offering was conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and is expected to close on or about November 10, 2016, subject to the satisfaction of conditions to closing.

Assuming satisfaction of the applicable closing conditions, the Company intends to use the net proceeds of the offering of Senior Notes, together with borrowings under the proposed new Senior Secured Credit Facilities, to (i) repay all outstanding indebtedness under its existing credit agreement, (ii) finance a tender offer for $550 aggregate principal amount of its outstanding 8 ¼% Senior Notes due 2020, (iii) pay tender premiums and transaction fees and expenses and (iv) for general corporate purposes, to the extent proceeds remain.

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
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential and 222,000 commercial and industrial (C&I) customers through our extensive network of 92 collection operations, 72 transfer stations, 21 owned or operated recycling facilities and 39 owned or operated landfills. We operate 5 landfill gas and renewable energy projects and have an additional 12 third party owned landfill gas and renewable energy projects. We also have post-closure responsibility for 6 closed landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly efficient and profitable collection operations with lower capital requirements.
Geographically, we focus our business principally in secondary, or less densely populated non-urban, markets where the presence of large national providers is generally more limited. We also compete selectively in primary, or densely populated urban, markets where we can capitalize on opportunities for vertical integration through our high-quality transfer and disposal infrastructure and where we can benefit from highly efficient collection route density. We maintain an attractive mix of revenue from varying sources, including residential collections, C&I collections, landfill gas and special waste streams, and fees charged to third parties for disposal in our network of transfer stations and landfills.
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our condensed consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Service revenues	$360.6	100.0%	$361.3	100.0%	$1,052.6	100.0%	$1,046.8	100.0%
Operating costs and expenses
Operating expenses	220.3	61.1%	223.5	61.9%	652.6	62.0%	652.4	62.3%
Selling, general and administrative	35.6	9.9%	37.3	10.3%	119.7	11.4%	110.4	10.5%
Depreciation and amortization	64.0	17.7%	67.5	18.7%	189.4	18.0%	194.8	18.6%
Acquisition and development charges	—	—%	0.2	0.1%	0.2	—%	1.3	0.1%
Loss on disposal of assets and asset impairments	1.1	0.3%	0.3	0.1%	1.2	0.1%	17.8	1.7%
Restructuring charges	—	—%	—	—%	0.8	0.1%	—	—%
Total operating costs and expenses	321.0	89.0%	328.8	91.0%	963.9	91.6%	976.7	93.3%
Operating income	$39.6	11.0%	$32.5	9.0%	$88.7	8.4%	$70.1	6.7%

Three months ended September 30, 2016 compared to 2015
Operating income increased $7.1 or 21.8% to $39.6 for the three months ended September 30, 2016. The variance for the three months ended September 30, 2016 was primarily the result of the following:

•
Lower depreciation and amortization of $3.6 primarily due to a reduction in landfill depletion and amortization as a result of an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills;

•	Increased environmental fees of $3.1 due to an increased rate that went into effect in July 2016; and

•	Lower professional fees of $1.0 resulting from a reduction in consulting fees associated with internal control evaluation and implementation.

Nine months ended September 30, 2016 compared to 2015
Operating income increased $18.6 or 26.5% to $88.7 for the nine months ended September 30, 2016. The variance for the nine months ended September 30, 2016 was primarily the result of the following:

•
Losses on disposal of businesses and impairment charges recorded in the 2015 period of $17.3 relating to strategic decisions regarding divestitures in our South segment and discontinuing the pursuit of permitting at one landfill site in our East segment;

•
Higher revenue of $5.8 primarily due to an increase in average yield and revenue from prior year acquisitions partially offset by lower fuel fee revenue, a decrease in organic volume and lower revenue due to divestitures;

•
Lower depreciation and amortization of $5.4 primarily due to a reduction in landfill depletion and amortization as a result of an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills;

•	Higher expenses of $7.1 related to the launch of the February initial public offering process, including the amendment of our credit agreement that was contingent on an initial public offering; and

•	Higher stock based compensation expense of $2.4 as a result of a larger portion of our compensation structure shifting to stock based awards.
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

The amounts charged for collection, disposal, and recycling services may include fuel fees and environmental fees. Fuel fees and environmental fees are not designed to be specific to the direct costs and expenses to service an individual customer's account, but rather are designed to address and to help recover changes in our overall cost structure and to achieve an operating margin acceptable to us.

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at municipal solid waste (MSW) landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices.
The following table sets forth our consolidated revenues by line of business for the periods indicated (in millions and as a percentage of total service revenues).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Collection	$247.7	68.7%	$247.5	68.5%	$734.0	69.7%	$728.1	69.6%
Disposal	137.3	38.1%	133.7	37.0%	391.3	37.2%	372.2	35.6%
Sale of recyclables	6.6	1.8%	7.0	1.9%	16.3	1.5%	18.8	1.8%
Fuel fees and environmental fees	24.7	6.8%	23.4	6.5%	64.6	6.1%	64.4	6.2%
Other revenue	16.9	4.7%	19.1	5.3%	55.5	5.3%	62.7	6.0%
Intercompany eliminations	(72.6)	(20.1)%	(69.4)	(19.2)%	(209.1)	(19.9)%	(199.4)	(19.0)%
Total service revenues	$360.6	100.0%	$361.3	100.0%	$1,052.6	100.0%	$1,046.8	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average yield	2.3%	2.6%	2.0%	2.2%
Recycling	0.2%	(0.2)%	0.1%	(0.6)%
Fuel fee revenue	(0.6)%	(1.4)%	(0.9)%	(1.2)%
Total yield	1.9%	1.0%	1.2%	0.4%
Organic volume	(3.2)%	(2.2)%	(1.2)%	(0.5)%
Acquisitions	1.7%	1.2%	1.9%	1.1%
Divestitures	(0.6)%	(1.8)%	(1.3)%	(1.2)%
Total revenue growth	(0.2)%	(1.8)%	0.6%	(0.2)%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel fee revenue.
During the three months ended September 30, 2016, we experienced the following changes in components of our revenue as compared to the same period in 2015:

•
Average yield increased revenue by 2.3% for the three months ended September 30, 2016 primarily due to positive pricing in our commercial collection business, rolloff collection business, MSW disposal business and special waste disposal business. Additionally, our environmental fee contributed to the increase due to a rate increase that went into effect in July 2016.

•
Fuel fee revenue decreased revenue by 0.6% during the three months ended September 30, 2016. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel fee revenue for the three months ended September 30, 2016 resulted from a decrease in diesel fuel prices.

•
Organic volume decreased revenue by 3.2% during the three months ended September 30, 2016 primarily due to the loss of residential contracts in our Midwest segment, lower shale volumes in our East segment and lower special waste disposal volumes across all of our segments.

•	Acquisitions increased revenue by 1.7% during the three months ended September 30, 2016 due to our execution of acquisition opportunities that further enhance our vertical integration strategy.

•	Divestitures decreased revenue by 0.6% during the three months ended September 30, 2016 due to our strategic decisions to divest low margin businesses.

During the nine months ended September 30, 2016, we experienced the following changes in components of our revenue as compared to the same period in 2015:

•
Average yield increased revenue by 2.0% for the nine months ended September 30, 2016 primarily due to positive pricing in our commercial collection business, rolloff collection business, MSW disposal business and special waste disposal business. Additionally, our environmental fee contributed to the increase due to rate increases that went into effect in July 2015 and July 2016.

•
Fuel fee revenue decreased revenue by 0.9% during the nine months ended September 30, 2016. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel fee revenue for the nine months ended September 30, 2016 resulted from the decrease in diesel fuel prices.

•
Organic volume decreased revenue by 1.2% during the nine months ended September 30, 2016 primarily due to the loss of residential contracts in our Midwest segment and lower shale volumes in our East segment partially offset by increased disposal volume across our MSW and C&D waste streams, most notably in our South and East segments.

•	Acquisitions increased revenue by 1.9% during the nine months ended September 30, 2016 due to our execution of acquisition opportunities that further enhance our vertical integration strategy.

•	Divestitures decreased revenue by 1.3% during the nine months ended September 30, 2016 due to our strategic decisions to divest low margin businesses.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Operating	$217.0	60.2%	$220.2	60.9%	$642.8	61.1%	$642.4	61.4%
Accretion of landfill retirement obligations	3.3	0.9%	3.3	0.9%	9.8	0.9%	10.0	1.0%
Operating expenses	$220.3	61.1%	$223.5	61.9%	$652.6	62.0%	$652.4	62.3%

Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

•
Transfer and disposal costs which include tipping fees paid to third-party disposal facilities and transfer stations as well as transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities and costs for local operators who provide waste handling services associated with markets outside our standard operating areas);

•	Maintenance and repairs expenses which include labor, maintenance and repairs to our vehicles, equipment and containers;

•	Fuel costs which include the direct cost of fuel used by our vehicles, net of fuel tax credits;

•	Franchise fees and taxes which consist of municipal franchise fees, host community fees and royalties;

•	Risk management expenses which include casualty insurance premiums, claims payments and estimates for claims incurred but not reported;

•	Other expenses which include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs; and

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Labor and related benefits	$73.8	20.5%	$72.4	20.0%	$220.2	20.9%	$214.0	20.4%
Transfer and disposal costs	48.4	13.4%	51.0	14.1%	142.0	13.5%	146.2	14.0%
Maintenance and repairs	33.2	9.2%	32.7	9.1%	98.4	9.3%	92.7	8.9%
Fuel	14.2	3.9%	16.7	4.6%	40.4	3.8%	52.9	5.1%
Franchise fees and taxes	17.4	4.8%	17.9	5.0%	49.0	4.7%	50.2	4.8%
Risk management	7.4	2.1%	7.4	2.0%	22.8	2.2%	20.2	1.9%
Other	22.6	6.3%	22.1	6.1%	70.0	6.7%	66.2	6.3%
Operating expenses, excluding accretion expense	$217.0	60.2%	$220.2	60.9%	$642.8	61.1%	$642.4	61.4%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.

Three months ended September 30, 2016 compared to 2015
Operating expenses decreased by $3.2 or 1.5% to $217 for the three months ended September 30, 2016 from $220.2 for the three months ended September 30, 2015. The change was due to the following:

•	Labor and related benefits increased by $1.4 or 1.9% to $73.8 which was primarily attributable to merit increases, acquisition activity and higher health care costs;

•
Transfer and disposal costs decreased by $2.6 or 5.1% to $48.4 primarily due to the divestiture of three transfer stations in the second quarter of 2016, the divestiture of a recycling facility in the fourth quarter of 2015 and decreased shale related disposal activity;

•
Maintenance and repairs expense increased by $0.5 or 1.5% to $33.2. The increase was driven primarily by the implementation of a standardized maintenance plan on our collection fleet and landfill equipment which resulted in increased labor costs;

•	Fuel costs decreased $2.5 or 15.0% to $14.2 primarily resulting from decreases in fuel prices and converting trucks to compressed natural gas fuel, which is less expensive than diesel fuel;

•	Franchise fees and taxes decreased $0.5 or 2.8% to $17.4 primarily due to changes in the mix of waste in the Midwest and East segments; and

•	Other operating costs increased $0.5 or 2.3% to $22.6 primarily due to increased landfill site maintenance costs.

Nine months ended September 30, 2016 compared to 2015
Operating expenses increased by $0.4 or 0.0% to $642.8 for the nine months ended September 30, 2016 from $642.4 for the nine months ended September 30, 2015. The change was due to the following:

•
Labor and related benefits increased by $6.2 or 2.9% to $220.2 which was primarily attributable to merit increases, acquisition activity, startup costs for new municipal contracts and acquisitions and higher health care costs. The increases were partially offset by disposals of certain businesses and a $1.3 reduction in workers compensation costs;

•
Transfer and disposal costs decreased by $4.2 or 2.9% to $142.0 due to the sale of a small brokerage business in April 2015, the divestiture of three transfer stations in April 2016 and lower costs due to decreased shale related disposal activity. These decreases were partially offset by increased container weights during the first quarter of 2016;

•
Maintenance and repairs expense increased by $5.7 or 6.1% to $98.4. The increase was driven primarily by the implementation of a standardized maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs. Additionally, costs increased as a result of start up costs for new municipal contracts and acquisitions;

•	Fuel costs decreased $12.5 or 23.6% to $40.4 primarily resulting from decreases in fuel prices and converting trucks to compressed natural gas fuel, which is less expensive than diesel fuel;

•
Franchise fees and taxes decreased $1.2 or 2.4% to $49.0 primarily due to changes in the mix of waste in the Midwest and East segments, partially offset by higher costs in our South segment due mainly to increased volumes;

•
Risk management expenses increased $2.6 or 12.9% to $22.8. The nine months ended September 30, 2015 benefited $0.8 from the favorable settlement of a legacy claim and favorable actuarial development in our vehicle liability insurance programs which did not reoccur in the nine months ended September 30, 2016.

•
Other operating costs increased $3.8 or 5.7% to $70.0 primarily due to increased landfill site and other facility maintenance costs of $2.5 and increased costs related to leachate treatment and disposal due to wet weather of $1.3.

Accretion of Landfill Retirement Obligations
Accretion expense was $3.3 and $3.3 for the three months ended September 30, 2016 and 2015, respectively. Accretion expense was $9.8 and $10.0 for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $0.2 was primarily attributable to the timing of certain capping obligations. For a discussion of factors affecting capping obligations, see the critical accounting policies in our 2015 Annual Report on Form 10-K.

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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Salaries	$21.9	6.1%	$22.8	6.3%	$71.9	6.8%	$68.1	6.5%
Legal and professional	2.2	0.6%	3.8	1.1%	14.3	1.4%	9.2	0.9%
Other	11.5	3.2%	10.7	3.0%	33.5	3.2%	33.1	3.2%
Total selling, general and administrative expenses	$35.6	9.9%	$37.3	10.3%	$119.7	11.4%	$110.4	10.5%

Three months ended September 30, 2016 compared to 2015

•	Our salaries expenses decreased by $0.9 or 3.9% to $22.0 primarily attributable to lower estimated incentive compensation expense.

•
Legal and professional fees decreased $1.6 or 42.1% to $2.2 which was primarily the result of a reduction in professional fees of $1.0 due to a reduction in consulting fees associated with internal control evaluation and implementation and a $0.5 decrease in legal fees due to reduced legal claim activity.

•
Other selling, general and administrative expenses increased $0.8 or 7.5% to $11.4 primarily due to increased bad debt expense of $0.3, higher bank charges of $0.2 and higher telecommunications charges of $0.2.

Nine months ended September 30, 2016 compared to 2015

•
Our salaries expenses increased by $3.8 or 5.6% to $72.7 primarily attributable to higher stock based compensation expense of $2.4 as a result of a larger portion of our compensation structure shifting to stock based awards. The remainder of the variance is primarily due to merit increases and acquisition activity, partially offset by lower severance and estimated incentive compensation expense.

•
Legal and professional fees increased $5.1 or 55.4% to $14.3 which was primarily the result of expenses related to the February launch of the initial public offering process in the amount of $7.1, including the amendment of our credit agreement. The increase was partially offset by a reduction in professional fees of $1.0 due to a reduction in consulting fees associated with internal control evaluation and implementation and a $0.6 decrease in legal fees due to reduced legal claim activity.

•	Other selling, general and administrative expenses increased $0.4 or 1.2% to $33.5 which is relatively consistent with the prior period.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Depreciation, amortization and depletion of property and equipment	$53.6	14.9%	$56.4	15.6%	$157.2	14.9%	$162.3	15.5%
Amortization of other intangible assets	10.4	2.9%	11.1	3.1%	32.2	3.1%	32.5	3.1%
Depreciation and amortization	$64.0	17.7%	$67.5	18.7%	$189.4	18.0%	$194.8	18.6%
Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes to the consolidated financial statements in our 2015 Annual Report on Form 10-K for a further discussion of our accounting policies.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015

Depreciation and amortization of property and equipment	$32.0	8.9%	$31.7	8.8%	$95.4	9.1%	$95.0	9.1%
Landfill depletion and amortization	21.6	6.0%	24.7	6.8%	61.8	5.9%	67.3	6.4%
Depreciation, amortization and depletion of property and equipment	$53.6	14.9%	$56.4	15.6%	$157.2	14.9%	$162.3	15.5%

Three months ended September 30, 2016 compared to 2015

•
Depreciation and amortization of property and equipment increased $0.3 or 0.9% to $32.0 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 due to purchases of property and equipment in the normal course of business.

•
Landfill depletion and amortization decreased $3.1 or 12.6% to $21.6 for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 primarily due to an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills.

Nine months ended September 30, 2016 compared to 2015

•
Depreciation and amortization of property and equipment increased $0.4 or 0.4% to $95.4 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 due to purchases of property and equipment in the normal course of business.

•
Landfill depletion and amortization decreased $5.5 or 8.2% to $61.8 for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 primarily due to an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills. The impact of increased deemed permitted airspace was partially offset by increased disposal volumes.

Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.4 and $11.1 or as a percentage of revenue, 2.9% and 3.1%, for the three months ended September 30, 2016 and 2015, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized partially offset by increased acquisition activity in the prior year. Amortization of other intangible assets was $32.2 and $32.5 or as a percentage of revenue, 3.1% and 3.1%, for the nine months ended September 30, 2016 and 2015, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized partially offset by increased acquisition activity in the prior year.
Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

We completed seven acquisitions during the nine months ended September 30, 2016 for a cash purchase price of $5.2 and notes payable of $0.2, subject to net working capital adjustments, which we expect to be completed within approximately one year. Seven acquisitions were completed during the nine months ended September 30, 2015 for a cash purchase price of $25.0 and notes payable of $3.3. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.

Loss on Disposal of Assets and Asset Impairments

The Company disposed of certain businesses in June 2015 and recorded a loss on disposal of $10.9 for the nine months ending September 30, 2015. In connection with the sale, the Company impaired certain assets in the amount of $4.3 in the nine months ending September 30, 2015. Further, the Company strategically allowed an inactive landfill permit to lapse and in connection with the permit lapse recorded a non-cash impairment charge of $2.1 primarily for permitting costs in the nine months ending September 30, 2015. The Company recorded a loss on disposal of assets of $1.1 and $1.2 for the three and nine months ending September 30, 2016, respectively.

Other, Net
Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to losses of $0.3 and $9.3 for the three months ended September 30, 2016 and 2015, respectively and for the nine months ended September 30, 2016 and 2015 amounted to income of $1.2 and losses of $9.5, respectively. Changes in the fair value of the interest rate caps purchased in May of 2016 are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to income of $0.3 and a loss of $2.6 for the three and nine months ended September 30, 2016, respectively. Income from equity investee for the three months ended September 30, 2016 and 2015, respectively was $0.2 and $0.3 and for the nine months ended September 30, 2016 and 2015 was $1.3 and $1.1, respectively. Income from a gain on redemption of a security of $2.5 was recorded in other income (expense), net during the nine months ended September 30, 2015.

Interest Expense
The $0.1 decrease in interest expense for the three months ended September 30, 2016 was primarily due to lower average balances on the Term Loan B. The $1.3 decrease in interest expense for the nine months ended September 30, 2016 was primarily due to lower average balances on the Term Loan B.
Cash paid for interest was $75.4 and $76.0 for the nine months ended September 30, 2016 and 2015, respectively.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2016 and 2015 was 36.7% and 46.1%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2016 was primarily due to the unfavorable impacts of permanently non-deductible expenses, interest related to previously recorded uncertain tax positions and the change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2015 was primarily due to a change in forecasted book income, as well as a mix of income in the states in which we operate.
Our effective income tax rate for the nine months ended September 30, 2016 and 2015 was 21.4% and 35.8%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses and the unfavorable impact of the change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2015 was primarily due to the unfavorable impact of the change in recorded valuation allowance and the mix of income in the states in which we operate.
Cash paid for income taxes (net of refunds) was $1.4 and $2.0 for the nine months ended September 30, 2016 and 2015, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income/(loss) for our reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2016
South	$126.4	$21.8	$18.5
East	93.7	8.6	18.5
Midwest	140.5	21.9	24.8
Corporate	—	(12.7)	2.2
	$360.6	$39.6	$64.0

Three Months Ended September 30, 2015
South	$122.5	$21.4	$18.1
East	95.4	7.9	20.0
Midwest	143.4	17.5	27.3
Corporate	—	(14.3)	2.1
	$361.3	$32.5	$67.5

Nine Months Ended September 30, 2016
South	$373.7	$63.6	$55.7
East	278.2	21.4	55.1
Midwest	400.7	53.8	72.3
Corporate	—	(50.1)	6.3
	$1,052.6	$88.7	$189.4

Nine Months Ended September 30, 2015
South	$368.6	$49.8	$54.6
East	272.8	16.4	56.7
Midwest	405.4	45.5	77.3
Corporate	—	(41.6)	6.2
	$1,046.8	$70.1	$194.8
Comparison of Reportable Segments—Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
South Segment
Revenue increased $3.9 or 3.2% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in revenue was primarily due to prior year acquisitions, higher prices and volume in our MSW waste stream, higher prices in our commercial and rolloff lines of business and higher environmental fees. The increase was partially offset by decreases in revenue due to lower prices and volume in our residential line of business, a prior year divestiture, lower trucking revenue due to lower volume of special waste projects and lower fuel fee revenue.

Operating income from our South Segment increased by $0.4 or 1.9% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to higher revenue as described above and lower fuel expense. The increase was partially offset by higher labor costs due to increased headcount, merit increases, and acquisitions and higher repairs and maintenance expense.
East Segment
Revenue decreased by $1.7, or 1.8% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to lower revenue from shale volumes, prior year divestitures, lower disposal volumes across all waste streams and lower fuel fee revenue. The decrease was partially offset by higher revenue due to prior year acquisitions and higher environmental fees.
Operating income from our East Segment increased $0.7 or 8.9% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to a reduction in landfill depletion and amortization as a result of an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills and lower fuel expense. The increase was partially offset by lower revenue as described above and higher labor costs due to merit increases and prior year acquisitions.

Midwest Segment
Revenue decreased $2.9 or 2.0% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to lower collection volumes in all lines of business and lower fuel fee revenue. The decrease was partially offset by higher environmental fees, higher commodity sales revenue due to an increase in the market price of recyclables and higher MSW disposal revenue due to an increase in pricing.
Operating income from our Midwest Segment increased by $4.4 or 25.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to a reduction in landfill depletion and amortization as a result of an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills, lower MSW disposal costs, lower fuel expense, and lower repairs and maintenance expense. The increase in operating income was partially offset by lower revenue as described above.
Corporate
Operating loss decreased $1.6 or 11.2% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, which was primarily the result of a reduction in professional fees of $1.0 due to a reduction in consulting fees associated with internal control evaluation and implementation and a $0.5 decrease in legal fees due to reduced legal claim activity.
Comparison of Reportable Segments—Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
South Segment
Revenue increased $5.1 or 1.4% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to the impact of prior year acquisitions across all lines of business, higher prices and volume for our MSW and special waste streams, higher commercial collection and rolloff revenue due to higher prices and volume and higher environmental fees. The increase was partially offset by decreases in revenue related to prior year divestitures, lower residential collection revenue due to lower prices and volume, lower fuel fee revenue, lower trucking revenue due to lower volume of special waste projects and lower landfill gas revenue due to the expiration of landfill gas credit agreements.
Operating income from our South Segment increased by $13.8 or 27.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to lower losses on disposal of businesses and impairment charges in 2015 of $15.2 related to strategic divestitures which did not recur in 2016, higher revenue as described above, lower fuel expense and lower subcontract costs. The increase was partially offset by higher labor costs due to increased headcount, merit increases, and start up costs related to acquisitions and new municipal contracts, higher repairs and maintenance expense and higher insurance expenses associated to our auto liability and property coverage.
East Segment
Revenue increased by $5.4 or 2.0% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to the impact of prior year acquisitions across all lines of business, higher pricing across all collection lines of business, increased volume in our MSW and C&D disposal waste streams, increased pricing on our special waste volumes and higher environmental fees. The increase was partially offset by lower volume in our commercial collection line of business, rolloff line of business and special waste volumes, lower MSW disposal pricing, lower revenue associated to shale volumes, lower revenue due to prior year divestitures and lower fuel fee revenue.
Operating income from our East Segment increased $5.0 or 30.5% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was due to higher revenue as described above, lower fuel expense, a reduction in landfill depletion and amortization expense as a result of an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills and the impact of a non cash impairment charge in the prior period related to strategically allowing an inactive landfill permit to lapse. The increase was partially offset by higher labor costs due to merit increases and prior year acquisitions and higher repairs and maintenance expense.

Midwest Segment
Revenue decreased $4.7 or 1.2% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to lower volumes in all lines of business and lower fuel fee revenue. The decrease was partially offset by positive pricing in our commercial line of business, higher environmental fees, higher revenue due to prior year acquisitions and higher commodity sales revenue due to an increase in the market prices for recyclables.
Operating income from our Midwest Segment increased by $8.3 or 18.2% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to a reduction in landfill depletion and amortization as a result of an increase in deemed permitted expansion airspace resulting from favorable developments in permitting activities at several of our landfills, lower fuel expense and lower MSW disposal costs. The increase was partially offset by lower revenue as described above.
Corporate
Operating loss increased $8.5 or 20.4% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to $7.1 in expenses related to the February launch of the initial public offering process and the evaluation of strategic alternatives, including the amendment of our credit agreement. Additionally, stock based compensation expense increased by $2.4.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At September 30, 2016, the Company had negative working capital which was driven by purchases of property and equipment and landfill construction and development during the nine months ended September 30, 2016 as well as the use of our cash to fund debt repayments and to return capital to the parent. At December 31, 2015, we had negative working capital which was driven by repayments on the Term Loan B and cash used for acquisitions. The Company has more than adequate availability on its Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	September 30, 2016	December 31, 2015

Cash and cash equivalents	$0.5	$0.6

Debt:
Current portion	34.9	49.1
Long-term portion	2,203.0	2,198.0
Total debt	$2,237.9	$2,247.1
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$191.7	$206.6
Net cash used in investing activities	(124.9)	(126.4)
Net cash used in financing activities	(66.9)	(78.3)
Cash Flows Provided by Operating Activities
We generated $191.7 of cash flows from operating activities during the nine months ended September 30, 2016, compared with $206.6 during the nine months ended September 30, 2015. The variance was primarily due to the following:

•
An increase in accounts receivable in the nine months ended September 30, 2016 compared to a decrease in the comparable prior period which accounted for $10.6 of the variance. The accounts receivable decrease in the prior year was due to increased emphasis on collection activities starting in late 2014 that resulted in significant improvement in days sales outstanding throughout 2015. As of September 30, 2016, our days sales outstanding were 45.8, or 30.3 days net of deferred revenue, consistent with our days sales outstanding as of September 30, 2015.

•
A smaller increase in accrued expenses and other long term liabilities in the nine months ended September 30, 2016 compared to the same period in 2015 which accounted for $7.2 of the variance. This is primarily due to losses related to fuel derivatives that were accrued in the previous year and paid in the current year;

•	Cash paid for income taxes (net of refunds) was $1.4 and $2.0 for the nine months ended September 30, 2016 and 2015, respectively.

•	Cash paid for interest was $75.4 and $76.0 for the nine months ended September 30, 2016 and 2015, respectively.
Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt and capital repayments.

Cash Flows Used in Investing Activities
We used $124.9 of cash in investing activities during the nine months ended September 30, 2016 compared with $126.4 during the nine months ended September 30, 2015, a decrease of $1.5. The variance was primarily due to the following:

•	A reduction of $19.7 in cash expenditures used to fund acquisitions;

•	Lower cash expenditures of $5.5 used to fund the purchase of property and equipment and construction and development;

•	Lower proceeds from the maturity of securities of $15.0; and

•	Lower proceeds from the sale of businesses of $9.2 due to prior year divestitures.

Cash Flows Used In Financing Activities
During the nine months ended September 30, 2016, net cash used in financing activities was $66.9 compared to $78.3 during the nine months ended September 30, 2015, a decrease of $11.4. The variance was primarily due to the following:

•	A decrease in net repayments on debt instruments of $21.9 due to lower cash provided by operating activities; and

•	An increase in capital returned to the parent of $12.4.
Senior Secured Credit Facilities
In November 2012, we entered into (i) a $1,800.0 term loan B facility and (ii) a $300.0 Revolver and together with the Term Loan B, (the Senior Secured Credit Facilities) with Deutsche Bank Trust Company Americas, as administrative agent, and affiliates of Barclays Capital Inc., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., UBS Securities LLC and Credit Suisse Securities (USA) LLC, and other lenders from time to time party thereto and effected re-pricing transactions on the Term Loan B in February 2014 and February 2013, that reduced the applicable interest rate floor by 50 basis points and the applicable margin by 100 basis points, respectively. See Note 5, Debt, to our condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015, for additional details regarding our Senior Secured Credit Facilities.
On August 4, 2016, the Company entered into an amendment to the Senior Secured Credit Agreement. The amendment, among other things, extended the maturity date to October 2019 with respect to approximately $280.0 of the Company's $300.0 commitments under the revolving credit facility.
Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2016, we had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit. At September 30, 2016 and December 31, 2015, we had an aggregate of approximately $44.6 and $45.9, respectively, of letters of credit outstanding. At September 30, 2016 and December 31, 2015, we had $0.0 and $32.0, respectively, of borrowings on the Revolver.
The agreement governing our Senior Secured Credit Facilities requires us to comply with certain financial and other covenants, including a total leverage ratio for the benefit of the lenders under the Revolver that is applicable when there are outstanding loans or letters of credit under the Revolver. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity). As of September 30, 2016, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs.
We are subject to a total leverage ratio covenant for the applicable periods as indicated.

Period	Maximum Total Leverage Ratio
December 31, 2015 through December 30, 2016	6.75:1.00
December 31, 2016 through December 30, 2017	6.25:1.00
December 31, 2017 and thereafter	6.00:1.00
At September 30, 2016, the total leverage ratio was 5.92:1:00. Upon consummation of our IPO, the total leverage ratio calculation was amended to exclude losses on fuel derivative instruments. Assuming this amendment was in place as of September 30, 2016, the pro forma total leverage ratio would have been 5.63:1:00.
8 1/4% Senior Notes due 2020
On October 9, 2012, we issued $550.0 aggregate principal amount of 8 1/4% Senior Notes due 2020 pursuant to an indenture between the Company, the guarantor party thereto and Wells Fargo Bank, National Association, as trustee. As of September 30, 2016, we were in compliance with the covenants under the Indenture. See Note 5, Debt, to our condensed consolidated financial statements for additional details regarding the notes.

Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
As of September 30, 2016, we have $10.3 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Recently Issued and Proposed Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Basis of Presentation, to our unaudited consolidated financial statements in Part 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks as of September 30, 2016, does not differ materially from that included in our Prospectus filed with the Securities and Exchange Commission on October 7, 2016 pursuant to Rule 424(b).

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found under the Litigation and Other Matters section of Note 8 to the unaudited condensed consolidated financial statements.
Item 1A. Risk Factors

The risk factors previously disclosed in our Prospectus filed with the Securities and Exchange Commission on October 7, 2016 pursuant to Rule 424(b), which is accessible on the SEC website at www.sec.gov, are still relevant to our business.
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

November 3, 2016	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer