Form 10-K
period 2016-12-31
Advanced Disposal Services, Inc.
filed 2017-02-24
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file no: 001-37904

Advanced Disposal Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0875845
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
90 Fort Wade Road
Ponte Vedra, Florida 32081
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (904) 737-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of Exchange on Which Registered New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common equity.
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 10, 2017 was 88,091,764 shares.
Documents Incorporated by Reference:

Document Proxy Statement for the 2017 Annual Shareholders Meeting	Incorporated as to Part III

Advanced Disposal Services, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this document, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend” and “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

Examples of these risks, uncertainties and other factors include, but are not limited to:

•	our ability to achieve future profitability will depend on us executing our strategy and controlling costs; future results may be impacted by the expiration of net operating losses (NOLs);

•	we operate in a highly competitive industry and the inability to compete effectively with larger and better capitalized companies and governmental service providers;

•	our results are vulnerable to economic conditions;

•	we may lose contracts through competitive bidding, early termination or governmental action;

•	some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results;

•
our financial and operating performance may be affected by the inability in some instances to renew or expand existing landfill permits or acquire new landfills. Further, the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations;

•	we could be precluded from maintaining permits or entering into certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage;

•	our accruals for our landfill site closure, post-closure and contamination related costs may be inadequate;

•	our cash flow may not be sufficient to finance our high level of capital expenditures;

•	our acquisitions, including our ability to integrate acquired businesses, or that the acquired businesses may have unexpected risks or liabilities;

•	the seasonal nature of our business and "event-driven" waste projects that could cause our results to fluctuate;

•
we may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, result in adverse judgments, settlements or fines and create negative publicity;

•	fuel supply and prices may fluctuate significantly and we may not be able to pass on cost increases to our customers;

•	fluctuations in the prices of commodities may adversely affect our financial condition, results of operations and cash flows;

•	increases in labor and disposal costs and related transportation costs could adversely impact our financial results;

•	efforts by labor unions could divert management attention and adversely affect operating results;

•	we depend significantly on the services of the members of our senior, regional and local management teams, and the departure of any of those persons could cause our operating results to suffer;

•	we are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected;

•	a cybersecurity incident could negatively impact our business and our relationships with customers;

•	operational and safety risks, including the risk of personal injury to employees and others;

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

•	risks associated with our substantial indebtedness and working capital deficit;

•	risks associated with our ability to implement growth strategy as and when planned; and

•	the other risks described in "Risk Factors."
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

ITEM 1. BUSINESS
(All dollar amounts are presented in millions, unless otherwise noted)

Advanced Disposal Services, Inc. (hereafter referred to as the "Company") is a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States as well as in the Commonwealth of the Bahamas, serving approximately 2.7 million residential customers and over 200,000 commercial and industrial ("C&I") customers through our extensive network of 90 collection operations, 72 transfer stations, 21 owned or operated recycling facilities and 39 owned or operated active landfills. Our headquarters are located in Ponte Vedra, Florida.
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
The services we provide include non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers, as described below. The following table shows revenues contributed by these services for each of the three years presented:

	Year ended December 31,
	2016		2015		2014
Collection	$977.4	69.6%	$971.4	69.6%	$950.8	67.8%
Disposal	517.9	36.9%	499.0	35.7%	492.8	35.1%
Sale of recyclables	22.6	1.6%	24.8	1.8%	33.5	2.4%
Fuel fees and environmental fees	88.5	6.3%	85.8	6.1%	92.8	6.6%
Other	74.7	5.3%	82.2	5.9%	95.5	6.8%
Intercompany eliminations	(276.5)	(19.7)%	(266.8)	(19.1)%	(262.4)	(18.7)%
Total	$1,404.6	100.0%	$1,396.4	100.0%	$1,403.0	100.0%

Collection Services
We serve approximately 2.7 million residential customers, over 200,000 C&I customers and over 800 municipalities through our 90 collection operations. We internalized 63% of the waste collected into our own landfills for the year ended December 31, 2016. A total of 19% of our routed fleet uses compressed natural gas ("CNG"), which significantly reduces carbon emissions compared to diesel-fueled collection trucks. A total of 54% of our routed residential collection fleet uses automated side loader trucks, which helps to reduce employee injuries. Collection revenue represents approximately 70% of our overall revenue.

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

The fees that we receive for residential collection on an individual subscription basis are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly or monthly in advance by the residential customers receiving the service and other residential services are paid in arrears. Residential revenue represents approximately 40% of our collection revenue.

For C&I operations, we supply our customers with waste containers suitable for their needs and rent or sell compactors to large waste generators. Standard service agreements with C&I customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. We generally bill commercial customers monthly in advance. Industrial customers are generally billed in arrears for our services. The customer generally may not cancel C&I standard service agreements for a period of five years from the start of service without incurring a cancellation penalty. In addition, contracts typically are renewed automatically unless the customer specifically requests cancellation. Our standard C&I service contracts generally allow for rate increases and represent approximately 37% of our overall collection revenue.

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
Disposal Services
Landfill disposal services represent the final stage in our vertically integrated waste collection and disposal services solution. We own or operate 32 active municipal solid waste ("MSW") landfills, and 7 active C&D landfills at December 31, 2016, enabling us to offer comprehensive service to our customers. For the year ended December 31, 2016, our landfills accepted 15.7 million tons of waste. We charge tipping fees to third parties. Disposal revenue represents approximately 18% of our overall revenue.
As of December 31, 2016, our landfills had approximately 327.5 million cubic yards of utilized airspace and total permitted and deemed permitted airspace of approximately 961.5 million cubic yards. Our active landfills that are currently accepting waste have an average of 38.0 years of aggregate remaining permitted and deemed permitted life with a capacity utilization of 34%. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.

A total of 15 of our 39 active landfill sites have the potential for expanded disposal capacity beyond the currently permitted acreage. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at fifteen of our landfills. However, we cannot assure you that all proposed or future expansions will be permitted as designed.
We also have responsibility for 3 C&D and 2 MSW closed landfills, for which we have associated closure and post-closure obligations. The post-closure period generally runs for 30 years after final site closure for landfills.
As part of our vertically integrated solid waste disposal services, we operate 72 transfer stations. Transfer stations receive, consolidate and transfer solid waste to landfills and recycling facilities. Transfer stations enable us to:

•	increase the operational reach of our landfill operations;

•	increase the volume of disposal revenue at our landfills;

•	achieve greater leverage in negotiating more favorable disposal rates at landfills that we do not operate;

•	improve efficiency of collection, personnel and equipment; and

•	build relationships with municipalities and other operators that deliver waste to our transfer stations, leading to additional growth and acquisition opportunities.

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
Recycling Services
We are focused on opportunistically developing our base of recycling facilities. There has been a growing interest in recycling, which is driven by public and private markets that are placing environmental stewardship as a top priority. This is evidenced by requests for proposals that incorporate alternate methods to manage the collection, processing and disposal of waste. Despite this growing interest, revenue from recyclables has decreased since fiscal 2014 primarily due to the decline in average commodity prices.
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
Other Services
Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at MSW landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices, and broker revenue.
Customers
We provide services to a broad base of commercial, industrial, municipal and residential customers. No single customer individually accounted for more than 2% of our consolidated revenue in fiscal 2016.
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

The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large MSW landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards ("NSPS") and emission guidelines ("EG") controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology ("MACT") standards for MSW landfills subject to the NSPS. These regulations impose limits on air emissions from large MSW landfills, subject most of our large MSW landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA issued a new NSPS rule in fiscal 2016. The new NSPS rule applies to new or modified landfills, and imposes requirements on independent operators of landfill gas and renewable natural gas facilities. We assessed the capital and operating cost impact to our operations of the new NSPS rule. The regulatory changes did not have a material adverse impact on our business as a whole.

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

Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule proposed in December 2014, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large MSW landfills and landfill gas to energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. As of December 31, 2016, we owned five landfill gas to energy facilities and we had twelve active projects at solid waste landfills where landfill gas was captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs, however, we do not believe that such regulations will have a material adverse impact on our business as a whole. The adoption of climate change legislation or regulations restricting emissions of GHGs could increase our costs to operate.

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
Emissions from Natural Gas Fueling and Infrastructure
We operate a fleet of 425 CNG vehicles and we plan to continue to transition a portion of our collection fleet from diesel fuel to CNG, in locations where it is cost beneficial. We have constructed and operate natural gas fueling stations. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. Additional regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business as a whole or our current plan to continue transitioning to CNG vehicles.
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
In the normal course of business, we post performance bonds, insurance policies, letters of credit, or cash or marketable securities deposits in connection with municipal residential collection contracts, closure and post-closure of landfills, environmental remediation, environmental permits and business licenses and permits as a financial guarantee of our performance. To date, we have satisfied financial responsibility requirements by making cash or marketable securities deposits or by obtaining bank letters of credit, insurance policies or surety bonds. The amount of surety bonds issued by third parties at December 31, 2016 was $715.5 and our outstanding letters of credit amounted to $42.1.
Employees
As of December 31, 2016, we had approximately 5,400 employees, approximately 13% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes we have good relations with our employees.
AVAILABLE INFORMATION
We were incorporated in fiscal 2012 in the state of Delaware. Our corporate website address is http://www.advanceddisposal.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K and any amendments to such reports available on our website free of charge as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.     RISK FACTORS

Our ability to achieve future profitability will depend on our executing on our strategy and controlling costs; future results may be impacted by expiration of NOLs
Although our business generates significant Adjusted EBITDA and free cash flow, we have significant non-cash expenses, such as depreciation, depletion and amortization, that are common in waste management businesses and can be increased substantially by acquisitions. These non-cash expense items have had, and may continue to have, a significant impact on our reported pre-tax and after-tax profit or loss. In addition, our ability to achieve future profitability will depend on our successfully executing on our strategy of developing vertically integrated geographic operations while maintaining a consistent operational focus on prudent cost management and pricing discipline. If we fail to achieve and maintain profitability, we may be unable to utilize all of our net operating losses prior to expiration, which may affect after-tax results in subsequent periods.
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
Governmental action may also affect our exclusive arrangements. Municipalities may annex unincorporated areas within counties where we provide collection services. As a result, our customers in such annexed areas may be required to obtain services from competitors that have been franchised by the annexing municipalities to provide those services. In addition, municipalities in which we provide services on a competitive basis may elect to franchise those services. Unless we are awarded franchises by these municipalities, we will lose customers. Municipalities may also decide to directly provide services to their residents, on an optional or mandatory basis, which may cause us to lose customers. If we are not able to replace lost revenues resulting from unsuccessful competitive bidding, early termination or the renegotiation of existing contracts with other revenues within a reasonable time period, our results of operations and financial condition could be adversely affected. Additionally, the loss of municipal contracts through competitive bidding, early termination or governmental action could cause long lived tangible and intangible assets to be impaired and require a charge against earnings.
Our results are vulnerable to economic conditions.
Our business and financial results would be harmed by downturns in the general economy, or in the economy of the regions in which we operate as well as other factors affecting those regions. In an economic slowdown, we experience the negative effects of decreased waste generation, increased competitive pricing pressure, customer turnover, reductions in customer service requirements, and customer business closings and bankruptcies. Two lines of business that could see a more immediate impact would be 1) construction and demolition waste collection and disposal and 2) special waste disposal. In addition, a weaker economy may result in declines in recycled commodity prices. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations. Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in positive improvement in our operating results or cash flows.

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
Our financial and operating performance may be affected by the inability in some instances to renew or expand existing landfill permits or acquire new landfills. Further, the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations.
We currently own or operate 39 active landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease or renew landfill permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate generally must be renewed periodically (typically, every five to ten years). These operating permits often must be renewed several times during the permitted life of a landfill pursuant to a process that is often time-consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law or the imposition of burdensome terms and conditions that may adversely affect our results of operations. We may not be able to obtain new landfill sites in order to expand into new, non-exclusive markets or expand existing landfill sites in order to support acquisitions and internal growth in our existing markets because increased volumes would further shorten the lives of these landfills. It is also possible that the operation or expansion of existing landfills may become economically infeasible based on management's assessment of permitting issues, acceptable waste streams, available volumes and operating costs, in which case we may abandon expansion plans or abandon or cease operations entirely at a particular landfill. Any such decision could result in impairment charges as well as ongoing costs for closure and site remediation. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Landfill Accounting—Amortization of Landfill Assets.’’
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
We are required to pay capping, closure and post-closure maintenance costs for all of our landfill sites. Our obligations to pay closure or post-closure costs or other contamination-related costs may exceed the amount we have accrued and reserved, amounts we can recover from compensating price adjustments and other amounts available from funds or reserves established to pay such costs. In addition, subsequent to the completion or closure of a landfill site, we may be liable for unforeseen environmental issues, which could result in our payment of substantial remediation costs that could adversely affect our financial condition or operating results. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Landfill Accounting—Amortization of Landfill Assets.’’
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
We seek to grow through strategic acquisitions in addition to organic growth. We may engage in acquisitions in order to acquire or develop additional disposal capacity or businesses that are complementary to our core business strategy. We expect that increased consolidation in the solid waste services industry will continue to reduce the number of attractive acquisition candidates. If we identify suitable acquisition candidates, we may be unable to negotiate successfully their acquisition at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. We may have to borrow money or incur liabilities in order to finance any future obligations and we may not be able to do so on terms favorable to us or at all. In addition, we may be unable to obtain the necessary regulatory approvals to complete potential acquisitions. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. Furthermore, acquired assets may be subject to liabilities and risks that were not identified at the time they were acquired.
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
Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as the price of crude oil, market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions. In addition, we may change our strategy with respect to a market or acquired businesses and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets. Additionally, the loss of municipal contracts through competitive bidding, early termination or governmental action could cause long lived tangible and intangible assets to be impaired and require a charge against earnings. Similar risks may affect contracts that we are awarded to operate municipally owned assets, such as landfills.
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
In accordance with Generally Accepted Accounting Principles ("GAAP"), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Additionally, we record long term tangible and intangible assets in relation to businesses we acquire. Events that could, in some circumstances, lead to an impairment of these assets include, but are not limited to, shutting down a facility or operation, abandoning a development project, the denial of an expansion permit or the loss of a municipal contract through the competitive bidding process, early termination or government action. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.
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
If we are not able to comply with the requirements that apply to a particular facility or if we operate without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities and/or take corrective actions, possibly including the removal or relocation of landfilled materials. We may be liable for any environmental damage that our current or former facilities cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, or to natural resources. We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted. Those costs or actions could be significant to us and impact our results of operations, cash flows and available capital. We may not have sufficient insurance coverage for our environmental liabilities, such coverage may not cover all of the potential liabilities to which we may be subject and we may not be able to obtain insurance coverage in the future at reasonable expense or at all.
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
We rely on computer systems to run our business and security breaches could disrupt or damage our internal operations, information technology systems or reputation and expose us to litigation risk.
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
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, hacking, cyber-attack, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers' personal information, private information about employees, and our financial and strategic information. Further, as we pursue our strategy to grow through strategic acquisitions in addition to internal growth, our technological presence and corresponding exposure to cybersecurity risk will increase. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

Despite our implementation of network security measures, computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted. As a result, we could experience significant disruptions of our operations and incur significant expenses addressing problems created by these breaches. Such unauthorized access could disrupt our business and could result in a loss of revenue or assets and any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth.
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
As of December 31, 2016, we had approximately $1,962.6 of indebtedness outstanding and cash interest expense of $119.4 for fiscal 2016. We may incur additional debt in the future. This amount of our indebtedness could:

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
A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our existing revolving credit facility, permit the lenders to call the loans or cease making loans to us.
We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
We may enter into interest rate caps to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the strike price in the derivative contracts. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate caps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate caps. See Note 7, Derivative Instruments and Hedging Activities, to our audited consolidated financial statements included elsewhere in this Form 10-K.
Risks Related to Ownership of Our Common Stock
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants contained in our existing indebtedness and may be limited by covenants contained in any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our certificate of incorporation and bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.
These provisions will provide for, among other things:

•	a classified board of directors with staggered three-year terms;

•	the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	the removal of directors for cause and only upon the affirmative vote of holders of a majority of the shares of common stock entitled to vote in the election of directors; and

•	that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Affiliates of Highstar Capital may continue to influence our policies and decisions and their interests may conflict with ours or yours in the future.
Affiliates of Highstar Capital beneficially own approximately 48% of our common stock. Under our stockholders' agreement with Highstar Capital, we have agreed to nominate to our board individuals designated by Highstar Capital in numbers proportionate to their ownership of our common stock. For so long as Highstar Capital and its affiliates continue to own a significant percentage of our common stock, Highstar Capital will still be able to significantly influence the composition of our board of directors and thereby influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurence or modification of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.
So long as Highstar Capital continues to own a significant amount of our combined voting power, Highstar Capital will continue to be able to strongly influence or effectively control our decisions. In addition, Highstar Capital will be able to significantly affect the outcome of all matters requiring stockholder approval and likely will be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.
Until October 6, 2017, we are not required to have a majority of independent directors, our nominating/corporate governance committee and compensation committee may not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located at 90 Fort Wade Rd, Ponte Vedra, Florida 32081, where we currently lease approximately 63,000 square feet of office space under a lease expiring through 2020. We also maintain regional administrative offices in North Carolina, Georgia and Illinois.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2016, we owned or operated 90 collection operations, 72 transfer stations, 39 active solid waste landfills and 21 recycling facilities in 16 states and the Bahamas. In aggregate, our active solid waste landfills total approximately 19,800 acres, including approximately 11,300 permitted and expansion acres. “Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions section included herein. We also own or have responsibilities for five closed landfills. We believe that our property and equipment are adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found under the “Commitments and Contingencies” section of Note 19 of our consolidated financial statements included in Item 8 of this report and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ADSW.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

		High	Low
2016
	Fourth Quarter	$22.42	$18.32
2017
	First Quarter (through February 10, 2017)	$22.57	$21.25
On February 10, 2017, the closing sales price as reported on the NYSE was $22.10 per share. The number of holders of record of our common stock on February 10, 2017 was 19. The number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of our common stock is held in "street name" by banks and brokers.

The graph below shows the relative investment performance of Advanced Disposal Services, Inc. common stock, the S&P 500 Index and the Dow Jones Waste & Disposal Services Index since the close of trading on the first day subsequent to our initial public offering. The initial public offering price of our common stock was $18 compared to the closing price on the first day of trading subsequent to our initial public offering of $20. No dividends have been paid on our common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	10/6/2016	12/31/2016
Advanced Disposal Services, Inc.	$100	$111.10
S&P 500 Index	$100	$103.61
Dow Jones Waste & Disposal Services Index	$100	$111.76
No dividends have been paid on our common stock and we do not currently have any future plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends will be limited by covenants in our existing indebtedness and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 5.625% Senior Notes due 2024." We have not repurchased any shares of our common stock and we do not currently have any future plans to repurchase any shares of our common stock.

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

(In millions of dollars)

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data (a):
Service revenues	$1,404.6	$1,396.4	$1,403.0	$1,319.1	$537.9
Costs and expenses:
Operating	865.5	866.6	896.1	832.8	336.7
Selling, general and administrative	157.0	152.6	154.9	170.9	101.0
Depreciation and amortization	246.9	259.1	271.4	278.9	104.1
Acquisition and development costs	0.7	1.4	0.1	1.2	1.2
Loss on disposal of assets and asset impairments (b)	1.8	21.6	6.5	3.2	45.8
Restructuring	0.8	—	4.6	10.0	9.9
	1,272.7	1,301.3	1,333.6	1,297.0	598.7
Operating income (loss)	131.9	95.1	69.4	22.1	(60.8)
Interest expense	(130.2)	(138.0)	(141.5)	(163.1)	(49.4)
Loss on debt extinguishments and modifications	(64.7)	—	—	—	—
Other income (expense), net (c)	6.9	(10.1)	(25.9)	0.3	(8.1)
Loss before income taxes	(56.1)	(53.0)	(98.0)	(140.7)	(118.3)
Benefit from income taxes (d)	(25.7)	(19.4)	(80.6)	(45.4)	(13.5)
Net loss from continuing operations	(30.4)	(33.6)	(17.4)	(95.3)	(104.8)
Income (loss) from discontinued operations, net of tax (e)	—	—	0.3	(22.5)	(89.2)
Net loss from continuing operations	(30.4)	(33.6)	(17.1)	(117.8)	(194.0)
Less: net loss attributable to non-controlling interest	—	—	—	—	(1.4)
Net loss	$(30.4)	$(33.6)	$(17.1)	$(117.8)	$(192.6)
Basic loss per share from continuing operations	$(0.44)	$(0.52)	$(0.27)	(1.48)	(1.62)
Diluted loss per share from continuing operations	$(0.44)	$(0.52)	$(0.27)	(1.48)	(1.62)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$237.0	$244.5	$243.2	$180.3	$55.2
Net cash used in investing activities	$(170.6)	$(197.4)	$(201.2)	$(154.8)	$(1,980.5)
Net cash (used in) provided by financing activities	$(65.8)	$(47.5)	$(53.0)	$(32.3)	$1,937.2
Consolidated Balance Sheet Data:
Total assets	$3,369.9	$3,422.3	$3,489.5	$3,554.2	$3,725.2
Debt, including current portion (f)	$1,923.5	$2,247.1	$2,243.0	$2,259.3	$2,272.5
Total stockholders’ equity	$829.5	$489.8	$528.9	$551.5	$662.5

(a)	We completed the Veolia Acquisition on November 20, 2012 and the results of operations have been consolidated from the date of acquisition.

(b)
The Company disposed of certain businesses in the South segment for strategic reasons in June 2015 and recorded a loss on disposal of $10.9 for the twelve months ending December 31, 2015. Additionally, we recorded an impairment of $6.4 in connection with the strategic decision to divest certain businesses in the South Region and the decision not to pursue a landfill permit. In fiscal 2014, we recorded an impairment charge of $5.3 in connection with the decision to divest a small brokerage business. In fiscal 2012, we recorded an impairment charge of $43.7 in connection with recoverability testing performed on a long-lived asset.

(c)
Amounts included in other income (expense) net for fiscal 2016, 2015 and 2014 contain unrealized and realized gains/losses related to derivative instruments including a gain of $3.5, a loss of $15.4 and a loss of $27.3, respectively, and a gain on the sale of a debt investment security of $2.5 for fiscal 2015.

(d)
The Company completed a legal entity reorganization to achieve administrative efficiencies and as such recorded a valuation allowance release of $0.9 and $51.4 for fiscal 2015 and fiscal 2014, respectively, related to certain NOLs that are more likely than not to be utilized.

(e)	Amounts represent those operations that are considered to be discontinued operations.

(f)	Total debt includes capital lease obligations of $42.5, $28.2, $23.3, $15.4, and $12.3 at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this report.
Overview

We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.7 million residential customers and over 200,000 C&I customers through our extensive network of 90 collection operations, 72 transfer stations, 21 owned or operated recycling facilities and 39 owned or operated active landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly-efficient and profitable collection operations with lower capital requirements.

Geographically, we focus our business principally in secondary, or less densely populated non-urban, markets where the presence of large national providers is generally more limited. We also compete selectively in primary, or densely populated urban, markets where we can capitalize on opportunities for vertical integration through our high-quality transfer and disposal infrastructure and where we can benefit from highly-efficient collection route density. We maintain an attractive mix of revenue from varying sources, including residential collections, C&I collections, landfill gas and special waste streams, and fees charged to third parties for disposal in our network of transfer stations and landfills, with limited exposure to commodity sales. We also benefit from a high degree of customer diversification, with no single customer accounting for more than 2% of revenue for the year ended December 31, 2016. Our business mix and large and diverse customer base, combined with our long term contracts and historically high renewal rates, provide us with significant revenue and earnings stability and visibility.

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

Our fiscal year ends December 31 of each year and we refer to the fiscal year ended December 31, 2016 as "fiscal 2016," the fiscal year ended December 31, 2015 as "fiscal 2015" and the fiscal year ended December 31, 2014 as "fiscal 2014".

How We Generate Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel fees and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and C&I customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Our standard C&I service agreement is a five-year renewable agreement. Management believes we maintain strong relationships with our C&I customers. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years in initial duration, with subsequent renewal periods, and we have historically achieved a renewal rate of approximately 80% with these customers. Certain of our municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index. We provide commercial front load and temporary and permanent rolloff service offerings to our customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary rolloff customers due to the relatively short-term nature of most C&D projects.

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

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at MSW landfills, management of third-party owned landfills, customer service charges relating to overdue payments and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices, and a small brokerage business.

Key Factors Affecting Our Results of Operations

Our results of operations are affected by our ability to complete tuck-in acquisitions and retain existing and win new municipal contracts at favorable margins. When we determine to pursue a new acquisition or contract, we focus particularly on operational efficiencies, including route optimization and our ability to leverage our network of landfills and transfer stations. We have completed 47 tuck-in acquisitions, primarily of collection operations, since the consummation of the Veolia Acquisition, and we have been awarded 147 new long-term exclusive municipal contracts. We also seek to divest lower margin businesses which may result in impairment charges in the period of sale but benefit us by allowing us to redeploy capital to higher margin businesses.

Our results of operations are also affected by the strength of the economy and the level of C&I activity near our collection operations. Economic conditions have a direct effect on construction, demolition, new business formations and roll-off activity which impacts volumes of C&I waste. Residential waste volumes are also impacted by economic conditions, although to a lesser extent. Special waste volume, such as coal ash, energy waste, soil projects and other industrial process waste, which is driven by C&I projects and other general economic conditions, can vary substantially year to year based on economic and industrial conditions as well as the timing and size of projects in proximity to our collection or disposal operations. For example, our special waste volume was particularly high in 2014, primarily driven by a number of large soil projects and a higher level of shale gas activity, which did not persist in fiscal 2015 and fiscal 2016. During periods of strong GDP growth, our business is fueled by increases in the C&D business, new business formations and new residential housing.

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

	Year ended December 31,
	2016		2015		2014
Service revenues	$1,404.6	100.0%	$1,396.4	100.0%	$1,403.0	100.0%
Operating costs and expenses
Operating	865.5	61.6%	866.6	62.1%	896.1	63.9%
Selling, general and administrative	157.0	11.2%	152.6	10.9%	154.9	11.0%
Depreciation and amortization	246.9	17.6%	259.1	18.6%	271.4	19.3%
Acquisition and development costs	0.7	—%	1.4	0.1%	0.1	—%
Loss on disposal of assets and asset impairments	1.8	0.1%	21.6	1.5%	6.5	0.5%
Restructuring charges	0.8	0.1%	—	—%	4.6	0.3%
Total operating costs and expenses	1,272.7	90.6%	1,301.3	93.2%	1,333.6	95.1%
Operating income	$131.9	9.4%	$95.1	6.8%	$69.4	4.9%
Fiscal Year Ended December 31, 2016 compared to 2015
Operating income increased $36.8 or 38.7% in fiscal 2016 from fiscal 2015. The variance was primarily the result of the following:

•
A decrease in losses on disposal of assets and asset impairments primarily due to $17.3 recorded in fiscal 2015 relating to strategic decisions regarding divestitures in our South segment and discontinuing the pursuit of permitting at one landfill site in our East segment;

•
Higher revenue of $8.2 primarily due to an increase in average yield and revenue from prior year acquisitions partially offset by lower fuel fee revenue, a decrease in organic volume and lower revenue due to divestitures;

•
Lower depreciation and amortization of $12.2 primarily due to a reduction in landfill depletion and amortization as a result of an increase in deemed permitted expansion airspace at several of our landfills and favorable adjustments of $5.3 that were recognized in the fourth quarter of 2016 relative to asset retirement obligations, compared to favorable adjustments of $1.4 in the fourth quarter of 2015;

•	Higher expenses of $7.1 related to the launch of the February initial public offering process.
Fiscal Year Ended December 31, 2015 compared to 2014
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

Revenue
The following table sets forth our consolidated revenues for the periods indicated (in millions and as a percentage of our total revenue).

	Year ended December 31,
	2016		2015		2014
Collection	$977.4	69.6%	$971.4	69.6%	$950.8	67.8%
Disposal	517.9	36.9%	499.0	35.7%	492.8	35.1%
Sale of recyclables	22.6	1.6%	24.8	1.8%	33.5	2.4%
Fuel fees and environmental fees	88.5	6.3%	85.8	6.1%	92.8	6.6%
Other	74.7	5.3%	82.2	5.9%	95.5	6.8%
Intercompany eliminations	(276.5)	(19.7)%	(266.8)	(19.1)%	(262.4)	(18.7)%
Total	$1,404.6	100.0%	$1,396.4	100.0%	$1,403.0	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for fiscal 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Average yield	2.2%	2.2%	1.1%
Recycling	0.1%	(0.5)%	(0.4)%
Fuel fee revenue	(0.7)%	(1.3)%	0.4%
Total yield	1.6%	0.4%	1.1%
Organic volume	(1.7)%	(0.8)%	4.0%
Acquisitions	1.8%	1.2%	1.3%
Divestitures	(1.1)%	(1.3)%	—%
Total revenue growth	0.6%	(0.5)%	6.4%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel fee revenue.
Fiscal Year Ended December 31, 2016 compared to 2015
During fiscal 2016, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2015:

•
Average yield increased revenue by 2.2% for fiscal 2016 primarily due to positive pricing in our commercial collection business, rolloff collection business, MSW disposal business and special waste disposal business. Additionally, our environmental fee contributed to the increase due to rate increases that went into effect in July 2015 and July 2016.

•
Fuel fee revenue decreased by 0.7% during fiscal 2016. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel fee revenue for fiscal 2016 resulted from a decrease in diesel fuel prices.

•
Organic volume decreased revenue by 1.7% during fiscal 2016 primarily due to the loss of residential contracts in our Midwest segment and lower shale volumes in our East segment partially offset by increased disposal volume across our MSW and C&D waste streams, most notably in our South and East segments.

•	Acquisitions increased revenue by 1.8% during fiscal 2016 due to our execution of acquisition opportunities that further enhance our vertical integration strategy.

•	Divestitures decreased revenue by 1.1% during fiscal 2016 due to our strategic decisions to divest low margin businesses.

Fiscal Year Ended December 31, 2015 compared to 2014
During fiscal 2015, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2014:

•
Average yield increased revenue by 2.2% for fiscal 2015 primarily due to positive pricing in our commercial collection business, rolloff collection business, MSW disposal business and special waste disposal business. Additionally, our environmental fee contributed to the increase due to rate increases.

•	Recycling revenue decreased by 0.5% during fiscal 2015 due to the continued decline in the market price for recyclable materials.

•
Fuel fee revenue decreased by 1.3% during fiscal 2015. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Lower fuel fee revenue for fiscal 2015 resulted from the decrease in diesel fuel prices.

•	Organic volume decreased revenue by 0.8% during fiscal 2015 primarily due to fewer special waste projects partially offset by increased residential collection volume.

•	Acquisitions increased revenue by 1.2% during fiscal 2015 due to our execution of acquisition opportunities that further enhance our vertical integration strategy.

•	Divestitures decreased revenue by 1.3% during fiscal 2015 due to our strategic decisions to divest low margin businesses.
Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Year ended December 31,
	2016		2015		2014
Operating	$852.5	60.7%	$853.5	61.1%	$882.6	62.9%
Accretion of landfill retirement obligations	13.0	0.9%	13.1	0.9%	13.5	1.0%
Operating Expense	$865.5	61.6%	$866.6	62.0%	$896.1	63.9%
Our operating expenses include the following:

•	Labor and related benefits consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

•
Transfer and disposal costs include tipping fees paid to third-party disposal facilities and transfer stations and transportation and subcontractor costs (which include costs for independent haulers who transport waste from transfer stations to our disposal facilities);

•	Maintenance and repairs expenses include labor, maintenance and repairs to our vehicles, equipment and containers.

•	Fuel costs, which include the direct cost of fuel used by our vehicles, net of fuel tax credits. We also incur certain indirect fuel costs in our operations;

•	Franchise fees and taxes, which consist of municipal franchise fees, host community fees and royalties;

•	Risk management expenses, which include casualty insurance premiums and claim payments and estimates for claims incurred but not reported;

•	Other expenses, which include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Year ended December 31,
	2016		2015		2014
Labor and related benefits	$292.4	20.8%	$286.7	20.5%	$281.3	20.0%
Transfer and disposal costs	188.9	13.4%	195.2	14.0%	207.8	14.8%
Maintenance and repairs	129.4	9.2%	123.7	8.9%	114.9	8.2%
Fuel	55.2	3.9%	66.6	4.8%	101.3	7.2%
Franchise fees and taxes	65.2	4.6%	67.1	4.8%	64.8	4.6%
Risk management	28.7	2.1%	25.9	1.9%	28.4	2.0%
Other	92.7	6.7%	88.3	6.3%	84.1	6.0%
Operating expenses, excluding accretion expense	$852.5	60.7%	$853.5	61.1%	$882.6	62.9%
The cost categories shown above may not be comparable to similarly titled categories used by other companies.
Fiscal Year Ended December 31, 2016 compared to 2015
Operating expenses decreased by $1.0, or 0.1%, to $852.5 for fiscal 2016 from $853.5 in fiscal 2015. Operating expenses, as a percentage of revenue, decreased by 40 basis points in fiscal 2016 from fiscal 2015. The change was due to the following:

•
Labor and related benefits increased by $5.7, or 2.0%, to $292.4, which was primarily attributable to merit increases, acquisition activity and startup costs for new municipal contracts and acquisitions. The increases were partially offset by disposals of certain businesses and a reduction in workers compensation costs;

•
Transfer and disposal costs decreased by $6.3, or 3.2%, to $188.9 due to the sale of a small brokerage business in April 2015, the divestiture of three transfer stations in April 2016 and lower costs due to decreased shale related disposal activity;

•
Maintenance and repairs expense increased by $5.7, or 4.6%, to $129.4. The increase was driven primarily by the implementation of a standardized maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs. Additionally, costs increased as a result of start up costs for new municipal contracts and acquisitions;

•	Fuel costs decreased $11.4, or 17.1%, to $55.2 primarily resulting from decreases in fuel prices and converting trucks to compressed natural gas fuel, which is less expensive than diesel fuel;

•
Franchise fees and taxes decreased $1.9, or 2.8%, to $65.2 in 2016 primarily due to changes in the mix of waste in the Midwest and East segments, partially offset by higher costs in our South segment due mainly to increased volumes;

•
Risk management expenses increased $2.8, or 10.8%, to $28.7. Fiscal 2015 benefited from the favorable settlement of legacy claims and favorable actuarial development in our vehicle liability insurance programs which did not reoccur at the same level in fiscal 2016.

•
Other operating costs increased $4.4, or 5.0%, to $92.7 in 2016 primarily due to increased landfill site and other facility maintenance costs and increased costs related to leachate treatment and disposal due to wet weather.

Fiscal Year Ended December 31, 2015 compared to 2014

Operating expenses decreased by $29.1, or 3.3%, to $853.5 for fiscal 2015 from $882.6 in fiscal 2014. Operating expenses, as a percentage of revenue, decreased by 180 basis points in fiscal 2015 from fiscal 2014. The change was due to the following:

•	Labor and related benefits increased by $5.4, or 1.9%, to $286.7, which was primarily attributable to merit increases and acquisition activity partially offset by disposal of certain businesses;

•
Transfer and disposal costs decreased by $12.6, or 6.1%, to $195.2. The decrease was primarily attributable to divestitures of certain businesses, decreased fuel surcharges from vendors, decreased trucking costs as a result of decreased special waste volumes and reduced sub contract costs;

•
Maintenance and repairs expense increased by $8.8, or 7.7%, to $123.7. The increase was driven primarily by the implementation of a standardized preventative maintenance plan on our collection fleet and landfill equipment which resulted in increased labor and material costs and increased container repair costs related to increased collection volumes. Additionally, costs increased as a result of acquisition activity;

•
Fuel costs decreased $34.7, or 34.3%, to $66.6 primarily resulting from decreases in fuel prices, less severe weather, and converting trucks to compressed natural gas fuel which is less expensive than diesel fuel;

•	Franchise fees and taxes increased $2.3, or 3.5%, to $67.1 in 2015 primarily due to changes in the mix of waste in disposal volumes;

•
Risk management expenses decreased $2.5, or 8.8%, to $25.9 in 2015 primarily due to favorable settlements of prior year claims and an improvement in the development of existing claims compared to the same period in the prior year;

•
Other operating costs increased $4.2, or 5.0%, to $88.3 in 2015 as a result of increases in leachate costs due to wet weather, increased gas system costs, and increased costs to operate our facilities.

Accretion of Landfill Retirement Obligations
Accretion expense was $13.0, $13.1 and $13.5 for fiscal 2016, 2015 and 2014, respectively. Accretion expense decreased by $0.1, or 0.8%, in fiscal 2016 from fiscal 2015 primarily due to the timing of certain capping obligations. Accretion expense decreased by $0.4, or 3.0%, in fiscal 2015 from fiscal 2014 primarily due to the timing of certain capping obligations.

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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2016		2015		2014
Salaries	$95.8	6.8%	$92.7	6.6%	$90.1	6.4%
Legal and professional	16.2	1.2%	15.1	1.1%	10.7	0.8%
Rebranding and integration costs	—	—%	—	—%	7.1	0.5%
Other	45.0	3.2%	44.8	3.2%	47.0	3.3%
Total selling, general and administrative expenses	$157.0	11.2%	$152.6	10.9%	$154.9	11.0%
Fiscal Year Ended December 31, 2016 compared to 2015

•
Salaries expenses increased by $3.1, or 3.3%, in fiscal 2016 compared to fiscal 2015 primarily attributable to higher stock based compensation expense of $2.4 as a result of a larger portion of our compensation structure shifting to stock based awards. The remainder of the variance is primarily due to merit increases and acquisition activity, partially offset by lower severance and incentive compensation expense.

•
Legal and professional fees increased by $1.1, or 7.3%, in fiscal 2016 compared to fiscal 2015 which was primarily the result of expenses related to the February launch of the initial public offering process partially offset by a reduction in consulting fees associated with internal control evaluation and implementation and a decrease in legal fees due to reduced legal claim activity.

•	Other selling, general and administrative expenses increased by $0.2, or 0.4% which is relatively consistent with fiscal 2015.
Fiscal Year Ended December 31, 2015 compared to 2014

•
Salaries expenses increased by $2.6, or 2.9%, in fiscal 2015 compared to 2014 primarily due to merit increases and the addition of management positions in preparation for becoming a publicly traded company.

•
Legal and professional fees increased by $4.4, or 41.1%, in fiscal 2015 compared to 2014 primarily due to higher regulatory compliance costs and fees associated with the Company's public equity offering that was initiated but not finalized.

•
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

•	Other selling, general and administrative expenses decreased by $2.2, or 4.5%, due to lower travel expenses and lower facility costs as a result of cost control measures.
Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Year ended December 31,
	2016		2015		2014
Depreciation, amortization and depletion of property and equipment	$204.3	14.5%	$216.3	15.5%	$229.1	16.3%
Amortization of other intangible assets and other assets	42.6	3.1%	42.8	3.1%	42.3	3.0%
Depreciation and amortization	$246.9	17.6%	$259.1	18.6%	$271.4	19.3%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2016		2015		2014
Depreciation and amortization of property and equipment	$127.7	9.1%	$127.5	9.1%	$122.8	8.7%
Landfill depletion and amortization	76.6	5.4%	88.8	6.4%	106.3	7.6%
Depreciation, amortization and depletion of property and equipment	$204.3	14.5%	$216.3	15.5%	$229.1	16.3%

Fiscal Year Ended December 31, 2016 compared to 2015

•	Depreciation and amortization of property and equipment increased by $0.2, or 0.2%, for fiscal 2016 to $127.7, which is relatively consistent with fiscal 2015.

•
Landfill depletion and amortization decreased by $12.2, or 13.7%, for fiscal 2016 as compared to fiscal 2015 primarily due to an increase in deemed permitted expansion airspace at several of our landfills and favorable adjustments of $5.3 that were recognized in the fourth quarter of 2016 relative to asset retirement obligations compared to favorable adjustments of $1.4 in the fourth quarter of 2015.

Fiscal Year Ended December 31, 2015 compared to 2014

•
Depreciation and amortization of property and equipment increased by $4.7, or 3.8%, for fiscal 2015 to $127.5 as compared to fiscal 2014, primarily due to acquisitions completed and new contract starts during the prior period.

•
Landfill depletion and amortization decreased by $17.5, or 16.5%, for fiscal 2015 as compared to fiscal 2014 primarily due to an increase in landfill densities, which drove a decrease in the overall landfill depletion rates and reduced volumes.

Amortization of Other Intangible Assets and Other Assets
Amortization of other intangibles and other assets was $42.6, $42.8 and $42.3 for fiscal 2016, 2015 and 2014, respectively, or as a percentage of revenue, 3.0% to 3.1% for all years presented. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions

In fiscal 2016, we completed the acquisitions of eight collection companies for aggregate consideration of approximately $5.4, of which $0.1 will be paid in future periods. Transaction costs related to these acquisitions were not significant for fiscal 2016. Purchase price adjustments related to acquisitions in prior years amounted to approximately $0.1 for fiscal 2016.

In fiscal 2015, we completed the acquisitions of twelve collection companies for aggregate consideration of approximately $56.3, of which $6.6 was or will be paid in years subsequent to fiscal 2015. Transaction costs related to these acquisitions were not significant for fiscal 2015. Purchase price adjustments related to acquisitions in prior years amounted to approximately $0.3 for fiscal 2015.

In fiscal 2014, we completed the acquisitions of eight collection companies for aggregate consideration of approximately $8.6, of which $0.8 was paid in fiscal 2015. Transaction costs related to these acquisitions were not significant for fiscal 2014. Purchase price adjustments related to acquisitions in prior years amounted to approximately $2.1 for fiscal 2014.

The amount of goodwill deductible for tax purposes was $88.9, $100.8 and $113.7 at December 31, 2016, 2015 and 2014, respectively.

Asset Impairments and Divestitures
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

Restructuring Charges
For fiscal 2016, we incurred $0.8 of restructuring costs related to the consolidation of districts in the Midwest region and the resignation of one corporate executive.
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

Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2016		2015		2014
Interest expense on debt and capital lease obligations	$113.5	8.1%	$119.4	8.6%	$123.1	8.8%
Accretion of original issue discounts and loan costs	17.5	1.2%	19.5	1.4%	20.0	1.4%
Less: Capitalized interest	(0.8)	(0.1)%	(0.9)	(0.1)%	(1.6)	(0.1)%
Total Interest Expense	$130.2	9.2%	$138.0	9.9%	$141.5	10.1%
Interest expense decreased in fiscal 2016 from fiscal 2015 due to the benefit from lower debt levels in the fourth quarter as a result of paying down debt with our initial public offering (IPO) proceeds and lower interest rates due to refinancing our debt structure in November 2016. See Note 12, Long-Term Debt, to our audited consolidated financial statements included elsewhere in this Form 10-K for further details on our debt refinancing. Interest expense decreased in fiscal 2015 from fiscal 2014 due primarily to the benefit from lower debt levels on the Term Loan B facility in fiscal 2015 compared to fiscal 2014.
Loss on Debt Extinguishments and Modifications
In October 2016, we prepaid approximately $326.0 of our Existing Term Loan B with our IPO proceeds and in November 2016, we refinanced our Term Loan B and Senior Notes. As a result, we recorded $64.7 of losses on extinguishments and modifications of debt. See Debt Modifications and Extinguishments section below for further details.
Other, Net
Changes in the fair value and settlements of derivative instruments are recorded in other income (expense), net in the audited consolidated statements of operations and amounted to income of $3.5, expense of $15.4 and expense of $29.0 for fiscal 2016, 2015 and 2014, respectively. The expense in fiscal 2015 and 2014 was driven by the reduction in diesel fuel prices and the income in fiscal 2016 was driven by the increase in interest rates and moderate increase in diesel fuel prices. Income from equity investee for fiscal 2016, 2015 and 2014 was $1.8, $1.3 and $1.2, respectively. We realized a gain on sale of $2.5 from the disposition of an investment security in fiscal 2015.
Debt Extinguishments and Modifications
In October of fiscal 2016, we prepaid $326.0 of our Existing Term Loan B with our IPO proceeds and recorded a loss on extinguishment of debt of $8.3 for unamortized original issue discount and debt issuance costs.
When we refinanced our Term Loan B facility in November 2016, 95% was accounted for as a modification and 5% was accounted for as an extinguishment based on an analysis of the participation of each lender in the syndicate before and after the refinancing. As a result of the 5% that was accounted for as an extinguishment, $1.5 of the unamortized original issue discount and deferred debt issuance costs were recorded as a loss on extinguishment of debt. In relation to the modification, we incurred $15.2 of third party fees which were recorded as a loss on modification of debt. We incurred $1.3 of third party fees related to new lenders in the syndicate which were recorded as a reduction to the carrying value of debt and will be amortized to interest expense using the effective interest method. Additionally, we recorded $3.8 of original issue discount as a reduction to the carrying value of debt and it will be amortized to interest expense using the effective interest method.
When we amended our Revolver in November 2016, we incurred $0.3 in third party financing fees which were recorded as an other long term asset and will be amortized to interest expense on a straight line basis over the term of the Revolver.
When we redeemed our $550.0 of 8.25% Senior Notes during the fourth quarter of fiscal 2016, we paid call premiums totaling $24.0. We recorded the call premium as a loss on extinguishment of debt during the fourth quarter of fiscal 2016. Additionally, we recorded $15.3 of loss on extinguishment of debt related to unamortized original issue discount and deferred debt issuance costs.
In November of fiscal 2016 when we issued $425.0 of 5.625% Senior Notes due 2024, we incurred $6.5 in debt issuance costs which were recorded as a reduction to the carrying value of debt and will be amortized to interest expense using the effective interest method.
In December of fiscal 2016, we prepaid $20.0 of our new Term Loan B and recorded a loss on extinguishment of debt of $0.4.
Income Taxes
Continuing Operations
Our benefit for income taxes from continuing operations was $25.7, $19.4 and $80.6, for fiscal 2016, 2015, and 2014, respectively. Our effective income tax rate was 45.8%, 36.6%, and 82.2% for fiscal 2016, 2015 and 2014, respectively. Our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
2016:
Our effective income tax rate for fiscal 2016 was higher than the enacted statutory rate primarily due to the favorable impact of state and local taxes and the benefit from stock option exercises. The increase in our effective tax rate was partially offset by an increase to our valuation allowance for certain state tax NOLs.
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
2014:
Our effective income tax rate for 2014 was higher than the enacted statutory rate due to a $51.4 valuation allowance release primarily related to a legal entity restructuring undertaken by us in order to drive administrative and legal efficiencies. As a result of the restructuring completed during the fourth quarter, we project that we will be able to utilize certain federal NOLs that previously required a full valuation allowance. We believe that it is more likely than not that the full benefit of these NOLs and net deferred tax assets will be realized.
For additional discussion and detail regarding our income taxes, see Note 17, Income Taxes, to our consolidated financial statements.
Reportable Segments

During the fourth quarter of fiscal 2016, the Company reorganized its internal organizational structure by moving two business units from the East segment to the South segment. Segment revenue, operating income and depreciation and amortization below for fiscal 2015 and fiscal 2014 have been reclassified to reflect the changes to our operating segments in fiscal 2016.
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Revenues and operating income (loss) for our reportable segments for the periods indicated, is shown in the following tables (in millions):

	Services Revenues	Operating Income (Loss)	Depreciation and Amortization
For the Year Ended December 31,
2016
South	$522.3	$91.7	$75.2
East	347.7	25.8	71.7
Midwest	534.6	78.3	91.5
Corporate	—	(63.9)	8.5
	$1,404.6	$131.9	$246.9
For the Year Ended December 31,
2015
South	$510.2	$69.4	$75.9
East	344.7	22.5	71.3
Midwest	541.6	61.1	103.8
Corporate	(0.1)	(57.9)	8.1
	$1,396.4	$95.1	$259.1
For the Year Ended December 31,
2014
South	$515.6	$74.7	$73.1
East	342.4	6.3	82.3
Midwest	545.2	51.2	108.1
Corporate	(0.2)	(62.8)	7.9
	$1,403.0	$69.4	$271.4
Comparison of Reportable Segments—Fiscal 2016 compared to Fiscal 2015
South Segment
Revenue for fiscal 2016 increased $12.1 or 2.4% from fiscal 2015. The increase was primarily due to the impact of prior year acquisitions across all lines of business of $12.8, higher prices and volume for our MSW and special waste streams of $8.6, higher commercial collection and rolloff revenue due to higher prices and volume of $7.7 and higher environmental fees of $3.5. The increase was partially offset by decreases in revenue related to prior year divestitures of $11.5, lower residential collection revenue due to lower prices and volume of $4.4, lower fuel fee revenue of $2.3 due to the decrease in diesel fuel prices and lower trucking revenue of $1.6 due to lower volume of special waste projects.
Operating income from our South Segment increased by $22.3 or 32.1% from fiscal 2015. The increase was primarily due to lower losses on disposal of assets and asset impairments of $15.2 recorded in fiscal 2015 related to strategic divestitures which did not recur in 2016, higher revenue of $12.1 as described above and lower subcontract costs of $5.1 impacted by a prior year divestiture. The increase was partially offset by higher labor costs due to increased headcount, merit increases, and start up costs related to acquisitions and new municipal contracts of $6.0 and higher repairs and maintenance expense of $3.9 due to start up costs for new municipal contracts and acquisitions and the implementation of a standardized preventative maintenance plan on our collection fleet and landfill equipment.
East Segment
Revenue for fiscal 2016 increased $3.0, or 0.9% from fiscal 2015. The increase was primarily due to the impact of prior year acquisitions across all lines of business of $8.5, higher pricing across all collection lines of business of $4.3 and increased volume in our MSW and C&D disposal waste streams of $4.0. The increase was partially offset by lower volume in our commercial and rolloff collection businesses of $2.7, lower revenue associated to shale volumes of $6.5 and lower revenue due to prior year divestitures of $3.5.

Operating income from our East Segment increased by $3.3, or 14.7%, from fiscal 2015 to $25.8 in fiscal 2016. The increase was due to higher revenue of $3.0 as described above and lower fuel expense of $2.5 due to the decrease in diesel fuel prices. The increase was partially offset by higher labor costs due to merit increases and prior year acquisitions of $3.0.
Midwest Segment
Revenue for fiscal 2016 decreased $7.0 or 1.3% from fiscal 2015. The decrease was primarily due to lower revenue of $17.2 from reduced volumes in all of our collections lines of business and lower fuel fee revenue of $6.3 due to the decrease in diesel fuel prices. The decrease was partially offset by positive pricing in our commercial and residential collections lines of business of $5.2, positive pricing in our MSW disposal waste stream of $2.9, higher environmental fees of $6.6 and higher revenue due to prior year acquisitions of $3.6.
Operating income for 2016 increased $17.2 or 28.2% from fiscal 2015. The increase was primarily due to a reduction in landfill depletion and amortization of $11.7 as a result of an increase in deemed permitted expansion airspace at several of our landfills, lower fuel expense of $4.9 due to the decrease in diesel fuel prices and lower MSW disposal costs of $6.2 due to reduced volumes. The increase was partially offset by lower revenue of $7.0 as described above.
Corporate Segment
Operating loss increased by $6.0, or 10.4%, to a loss of $63.9 in fiscal 2016 primarily due to $7.1 in expenses related to the February launch of the initial public offering process and the evaluation of strategic alternatives.
Comparison of Reportable Segments—Fiscal 2015 compared to Fiscal 2014
South Segment
Revenue for fiscal 2015 decreased $5.4, or 1.0%, from fiscal 2014. Approximately $14.0 of the decline was due to the divestiture of businesses, $2.2 was due to declines in commodity revenue, and $1.3 was due to declines in fuel fee revenue. The decrease was partially offset by a $12.5 increase in disposal revenue impacted by stronger volumes and pricing gains.
Operating income from our South Region decreased by $5.3, or 7.1%, from fiscal 2014. The decrease in operating income was driven by an increase in the loss on disposal of assets of $12.7, higher franchise fees of $3.9, higher repair and maintenance expense of $3.2, higher wages of $3.2, and increased sub contract costs of $2.2. The decreases were partially offset by a reduction in fuel expense of $13.7 and increases due to disposal volumes and pricing gains discussed above.
East Segment
Revenue for fiscal 2015 increased $2.3, or 0.7%, from fiscal 2014. The segment’s revenue increase was driven by new contract wins and acquisitions, which accounted for approximately $12.3 and higher environmental fees of $2.6. The increase was partially offset by lower rolloff volume of $5.3, lower fuel recovery fees of $3.7, and lower disposal volume of $2.3.
Operating income from our East Region increased by $16.2, or 257%, from fiscal 2014 to $22.5 in fiscal 2015, which was primarily the result of lower depreciation and amortization of $11.1 due to an increase in landfill densities, lower fuel fees of $8.2, and reduced disposal costs of $1.7. The increase was partially offset by higher wages of $3.1 and higher repairs and maintenance expense of $2.8.
Midwest Segment
Revenue for fiscal 2015 decreased $3.6, or 0.7%, from fiscal 2014 which is attributable to lower fuel recovery fees of $10.4, lower revenue from the sale of recyclables of $5.7, and lower special waste disposal volumes of $4.1. The decreases were partially offset by new contract wins and acquisitions, which accounted for approximately $10.8 and higher environmental fees of $5.7.
Operating income for 2015 increased $9.9, or 19.3%, which was driven by higher revenue from environmental fees of $5.7, lower depreciation and amortization expense of $4.3 due to an increase in landfill densities, and lower net fuel costs of $2.3. These increases were partially offset by higher repairs and maintenance expense of $2.8.

Corporate Segment
Operating loss decreased by $4.9, or 7.8%, to a loss of $57.9 in fiscal 2015 as a result of the completion of the merger and restructuring programs associated with the Veolia acquisition.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital and acquisitions. Excess cash from operating activities is also used to make debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. Prior to our initial public offering, we made certain distributions to our former parent company. For fiscal 2016, 2015 and 2014, those payments totaled approximately $21.8, $7.5 and $9.1, respectively. At December 31, 2016, we had negative working capital which was driven by repayments on the Term Loan B Facility and cash used for initial public offering costs. At December 31, 2015, we had negative working capital which was driven by repayments on the Term Loan B Facility and cash used for acquisitions. We expect to have a working capital deficit for the foreseeable future as excess cash flows from operations are utilized to either complete acquisitions or pay additional amounts on our Term Loan B Facility.
We have more than adequate availability under our Revolving Credit Facility, which was $257.9, $222.1 and $241.9 at December 31, 2016, 2015 and 2014, respectively, to fund short term working capital requirements.
Summary of Cash and Cash Equivalents, Restricted Cash and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances as of December 31, 2016 and 2015 (in millions):

	December 31,
	2016	2015
Cash and cash equivalents	$1.2	$0.6
Debt:
Current portion	$36.5	$49.1
Long-term portion	1,887.0	2,198.0
Total debt	$1,923.5	$2,247.1
Long-term debt decreased due to the pay down of the Term Loan B with our initial public offering proceeds. The current portion of debt decreased due to a reduction in borrowings on the Revolving Credit Facility of $32.0 partially offset by an increase in the current portion of debt related to our Term Loan B.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$237.0	$244.5	$243.2
Net cash used in investing activities	$(170.6)	$(197.4)	$(201.2)
Net cash used in financing activities	$(65.8)	$(47.5)	$(53.0)

Cash Flows Provided by Operating Activities
In fiscal 2016, we generated $237.0 of cash flows from operating activities compared to $244.5 in fiscal 2015, representing a decrease of $7.5. The decrease is primarily the result of the impact on accounts receivable from emphasis placed on collection activities in late fiscal 2014 that resulted in significant improvements in days sales outstanding throughout fiscal 2015, higher bonus payments made in fiscal 2016 for the fiscal 2015 management incentive plan compared to fiscal 2015 for the fiscal 2014 management incentive plan and higher cash paid for interest in fiscal 2016 compared to fiscal 2015 due to the timing of payments as a result of the debt refinancing in the fourth quarter of fiscal 2016. The decrease was partially offset by lower realized losses on fuel derivatives and a lower net loss.
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
Cash Flows Used in Investing Activities
We used $170.6 of cash in fiscal 2016 for investing activities, of which $171.0 was utilized to acquire property and equipment and for landfill cell construction and development and $5.4 was utilized for acquisitions. We received $5.8 in proceeds from the sale of property and equipment and businesses.
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
A breakdown of our capital expenditures to acquire property and equipment and for landfill cell construction and development are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Infrastructure	$28.8	$17.1	$8.3
Replacement	120.7	144.9	123.1
Growth	21.5	17.7	65.0
Total Capital Expenditures	$171.0	$179.7	$196.4
Cash Flows Used in Financing Activities
Cash flows used in financing activities in fiscal 2016 were $65.8, as compared to $47.5 in fiscal 2015. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $1,164.4 and borrowed approximately $782.8 in fiscal 2016. We received proceeds from our initial public offering of $375.6 and proceeds from the exercise of stock options of $17.4. We incurred $50.9 of costs in relation to refinancing our debt structure and returned capital to our former parent of $21.8 prior to our initial public offering.
Cash flows used in financing activities in fiscal 2015 were $47.5, as compared to $53.0 in fiscal 2014. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $153.4 and borrowed approximately $114.0 in fiscal 2015. Borrowings on the Revolving Credit Facility were utilized to fund working capital, acquisition of businesses and for interest payments on debt. Additionally, $7.5 of capital was returned to our former parent during fiscal 2015.
Cash flows used in financing activities in fiscal 2014 were $53.0. In fiscal 2014, we incurred approximately $1.3 in costs paid to our lenders in connection with refinancing our Term Loan B Facility and payments of other costs associated with the original Term Loan B Facility. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $141.3 and borrowed approximately $95.0 in fiscal 2014. Borrowings on the Revolving Credit Facility were utilized to fund working capital, acquisition of businesses and for payments on debt. Additionally, $9.0 of capital was returned to our former parent during fiscal 2014.

Senior Secured Credit Facilities

On November 10, 2016, we entered into the Amended and Restated Agreement (the “Amended and Restated Agreement”) by and among the Company, the guarantors party thereto, the lenders party thereto (the “Lenders”) and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (respectively, the “Administrative Agent” and the “Collateral Agent”), to the Credit Agreement, by and among the Company, the lenders party thereto, the Administrative Agent and the Collateral Agent, dated as of October 9, 2012 (as amended, supplemented or modified from time to time prior to the date hereof, the “ Existing Credit Agreement” and as amended and restated in accordance with the Amendment and Restatement Agreement, the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement includes a $1.5 billion Term Loan B facility maturing 2023, and a $300.0 Revolving Credit Facility maturing 2021 (together our "Senior Secured Credit Facilities"). The Revolving Credit Facility allows for up to $100.0 million of letters of credit outstanding. The proceeds were used to repay borrowings under the Existing Credit Agreement and to call a portion of our 8.25% Senior Notes due 2020. All outstanding borrowings under the Existing Credit Agreement were either repaid in full or converted to the new Senior Secured Credit Facility. At the Company’s option, borrowings under the Amended and Restated Credit Agreement will bear interest at an alternate base rate or adjusted LIBOR rate in each case plus an applicable margin. The alternate base rate is defined as the greater of the prime rate, the federal funds rate plus 50 basis points, or the adjusted LIBOR rate plus 100 basis points. The LIBOR base rate is subject to a 0.75% floor.

In the case of the Term Loan B, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans. In the case of the Revolving Credit Facility, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans if our total net leverage ratio is greater than 4.00:1.00. If our total net leverage ratio is less than 4.00:1.00, the applicable margin on the Revolving Credit Facility is 1.25% per annum for ABR Loans and 2.25% per annum for Eurodollar Loans.

Obligations under the Amended and Restated Credit Agreement are guaranteed by our existing and future domestic restricted subsidiaries (subject to certain exceptions) and are secured by a first-priority security interest in substantially all our personal property assets, and certain real property assets, including all or a portion of the equity interests of certain of our domestic subsidiaries (in each cases, subject to certain limited exceptions).

Borrowings under the Amended and Restated Credit Agreement may be prepaid at any time without premium. The Amended and Restated Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as a total net leverage ratio financial covenant (for the benefit of lenders under the revolving credit facility only). The Amended and Restated Credit Agreements also contains usual and customary events of default, including non-payment of principal, interest, fees and other amounts, material breach of a representation or warranty, nonperformance of covenants and obligations, default on other material debt, bankruptcy or insolvency, material judgments, incurrence of certain material ERISA liabilities, impairment of loan documentation or security and change of control. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity).
The Term Loan B has payments due quarterly of $3.75 with mandatory prepayments due to the extent net cash proceeds from the sale of assets exceed $25.0 in any fiscal year and are not reinvested in the business within 365 days from the date of sale, upon notification of our intent to take such action or in accordance with excess cash flow, as defined. Further prepayments are due when there is excess cash flow, as defined.

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2016 and 2015, we had $0.0 and $32.0 in borrowings outstanding under our Revolving Credit Facility. As of December 31, 2016 and 2015, we had an aggregate of approximately $42.1 and $45.9 of letters of credit outstanding under our Senior Secured Credit Facilities. As of December 31, 2016 and 2015, we had remaining capacity under our Revolving Credit Facility of $257.9 and $222.1, respectively. As of December 31, 2016, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50%

per annum if the total net leverage ratio is greater than 4.00:1.00, or if otherwise, 0.375% per annum. The amount of commitment fees for 2016, 2015 and 2014 were not significant.
We are subject to a maximum total net leverage ratio of 6.75:1.00. The actual total net leverage ratio at December 31, 2016 and 2015 was 4.76:1.00 and 6.11:1.00, respectively.
5.625% Senior Notes due 2024

On November 10, 2016, the we closed a 144A offering (the “Notes Offering”) exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), of $425.0 aggregate principal amount of 5.625% senior notes due 2024 (the “Notes”).

We issued the Notes under an indenture dated November 10, 2016 (the “Indenture”) among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Notes will bear interest at the rate of 5.625% per year. Interest on the Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2017. The Notes will mature on November 15, 2024. Before November 15, 2019, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2019, we may redeem the Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture, plus accrued interest. In addition, before November 15, 2019, we may, from time to time, redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption prices set forth in the indenture for the twelve month periods beginning on November 15 of the years indicated below are as follows:

Year	Percentage
2019	104.219%
2020	102.813%
2021	101.406%
2022 and thereafter	100.000%

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by the our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of December 31, 2016, we were in compliance with the covenants under the Indenture.
8.25% Senior Notes due 2020
On October 9, 2012, we issued $550.0 aggregate principal amount of 8.25% Senior Notes, which were scheduled to mature in October 2020. The 8.25% Senior Notes were redeemed and repaid in full during the fourth quarter of fiscal 2016 with funds obtained from the new Term Loan B and the issuance of the 5.625% Senior Notes.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
Liquidity Impacts of Income Tax Items
Uncertain Tax Positions—As of December 31, 2016, we have $7.5 of liabilities associated with unrecognized tax benefits. These liabilities are primarily included as a component of “Other long-term liabilities” in our consolidated balance sheets because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months.

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
Contractual Commitments
We have various contractual obligations in the normal course of our operations and financing activities. The following table summarizes our contractual cash obligations as of December 31, 2016 (in millions):

	Operating Leases	Final Capping, Closure and Post-Closure (a)	Debt Payments (b) (c)	Scheduled Interest Payment Obligations (d)	Unconditional Purchase Commitments (e)	Total
2017	$6.3	$29.3	$36.8	$77.4	$28.2	$178.0
2018	5.9	24.9	30.7	76.0	6.2	143.7
2019	5.3	24.7	22.1	75.0	5.4	132.5
2020	4.6	29.0	17.4	74.3	4.2	129.5
2021	3.3	15.9	17.5	73.7	4.2	114.6
Thereafter	26.5	212.8	1,838.1	160.3	61.8	2,299.5
Total	$51.9	$336.6	$1,962.6	$536.7	$110.0	$2,997.8

(a)
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2016.

(b)	Debt payments include principal payments on debt and capital lease obligations.

(c)	Our recorded debt obligations include non-cash adjustments associated with discounts and deferred loan costs. These amounts have been excluded as they will not impact our liquidity in future periods.

(d)	Interest on variable rate debt was calculated at 3.5%, which is the LIBOR floor plus applicable margin in effect as of December 31, 2016.

(e)
Unconditional purchase commitments consist of disposal related agreements that include fixed or minimum royalty payments, disposal related host agreements, capital expenditure commitments, payments for premiums on interest rate caps and waste relocation obligations.

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
Revenue Recognition
Revenues are generally recognized as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer or as services are rendered to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues are reported net of state landfill taxes. No single customer individually accounted for more than 2% of our consolidated revenue for the year ending December 31, 2016.
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
Annually we update our estimates for these obligations considering the respective State regulatory requirements, input from our internal engineers, operations, and accounting personnel and external consulting engineers. The closure and post-closure requirements are established under the standards of the EPA’s Subtitle D regulations as implemented and applied on a state-by-

state basis. These estimates involve projections of costs that will be incurred as portions of the landfill are closed and during the post-closure monitoring period.
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by 2.5% (an estimate based on the 25-year average change in the historical Consumer Price Index from 1991 to 2016) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of our asset retirement obligations at December 31, 2016 is between 6.0% and 10.5%.
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
Senior management must have reviewed and approved all of the above. Of our 39 active landfills, fifteen included deemed permitted airspace at December 31, 2016.
Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates.
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
The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for fiscal 2016, 2015 and 2014.

Self-Insurance Reserves and Related Costs
Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain high deductibles for commercial general liability, vehicle liability and workers’ compensation coverage at $0.5, $1.0 and $0.8, respectively as of December 31, 2016.

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
Goodwill
Goodwill is the excess of the purchase price over the fair value of the net identifiable assets of acquired businesses. We do not amortize goodwill. We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment. Regardless of the results of our qualitative assessments, we perform a quantitative assessment at least every three years.
When we perform a quantitative assessment, or two-step impairment test, we determine whether goodwill is impaired at the reporting unit level. The reporting units are equivalent to our operating segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. We compare the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.

We perform our annual assessment as of December 31 of each year. The Company performed a qualitative assessment in fiscal 2016 and the last time a quantitative assessment was performed was in fiscal 2015. The impairment test as of December 31, 2016 determined that no events or circumstances exist that indicate it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge. We recorded no goodwill impairment charges for fiscal 2016, 2015 and 2014 in connection with our assessments.
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
Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within other accrued liabilities and deferred income taxes and other long-term tax liabilities in our consolidated balance sheets. Refer to Note 17 "Income Taxes" for details regarding adjustments to our valuation allowance.
Recently Issued and Proposed Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for employee stock-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance during the fourth quarter of fiscal 2016 and did not adjust prior periods. See footnote 17, Income Taxes, for impact on our 2016 income tax provision.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company anticipates adopting the standard as a cumulative effect adjustment as of the date of adoption. The company completed a review of its contracts and documented key terms. The Company is in the process of determining if the new standard will impact the timing of revenue recognition.

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
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We manage interest rate risk through the use of a combination of fixed and floating rate debt. The carrying value of our variable rate debt approximates fair value because interest rates are variable and, accordingly, approximates current market rates for instruments with similar risk and maturities. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or the adjusted LIBOR rate plus 100 basis points. The LIBOR base rate is subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $14.7 change in interest expense.
We use interest rate caps to manage a portion of our debt obligations at a fixed interest rate, which are not treated as hedges for accounting purposes.
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

Because energy prices can fluctuate significantly in a relatively short amount of time, we must also continually monitor and adjust our risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of fiscal 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. For fiscal 2015 and 2016, we utilized fuel derivative contracts to manage our exposure to fluctuations in fuel pricing, however, all of these contracts have expired as of December 31, 2016.

Settlements on fuel derivatives which resulted in cash payments amounted to $14.9, $26.5 and $1.8 for fiscal 2016, 2015 and 2014, respectively.

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
Commodities Prices
We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes, we believe a ten dollar per ton change in the price of recyclable fiber will change revenue and operating income by approximately $2.4 and $1.7, respectively, on an annual basis.
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

Management's Report on Internal Control Over Financial Reporting

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
Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders' of
Advanced Disposal Services, Inc.
We have audited the accompanying consolidated balance sheets of Advanced Disposal Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Disposal Services, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Independent certified public accountants
Jacksonville, FL
February 24, 2017

Consolidated Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions of dollars, except shares)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$1.2	$0.6
Accounts receivable, net of allowance for doubtful accounts of $4.0 and $4.4, respectively	183.2	177.5
Prepaid expenses and other current assets	30.3	33.4
Total current assets	214.7	211.5
Other assets, net	23.3	22.9
Property and equipment, net of accumulated depreciation of $1,163.0 and $1,007.5, respectively	1,633.4	1,649.9
Goodwill	1,173.9	1,173.5
Other intangible assets, net of accumulated amortization of $210.7 and $185.6, respectively	324.6	364.5
Total assets	$3,369.9	$3,422.3
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$86.5	$98.1
Accrued expenses	109.8	135.7
Deferred revenue	62.5	63.1
Current maturities of landfill retirement obligations	29.3	30.2
Current maturities of long-term debt	36.5	49.1
Total current liabilities	324.6	376.2
Other long-term liabilities	54.2	55.8
Long-term debt, less current maturities	1,887.0	2,198.0
Accrued landfill retirement obligations, less current maturities	161.8	163.5
Deferred income taxes	112.8	139.0
Total liabilities	2,540.4	2,932.5
Stockholders' equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,034,813 and 64,493,536 shares issued and outstanding, respectively	0.8	0.6
Additional paid-in capital	1,470.3	1,100.4
Accumulated deficit	(641.6)	(611.2)
Total stockholders' equity	829.5	489.8
Total liabilities and stockholders' equity	$3,369.9	$3,422.3
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Operations

(In millions of dollars, except shares and per share data)

	Year Ended December 31,
	2016	2015	2014
Service revenues	$1,404.6	$1,396.4	$1,403.0
Operating costs and expenses
Operating expenses (exclusive of items shown separately below)	865.5	866.6	896.1
Selling, general and administrative	157.0	152.6	154.9
Depreciation and amortization	246.9	259.1	271.4
Acquisition and development costs	0.7	1.4	0.1
Loss on disposal of assets and asset impairments	1.8	21.6	6.5
Restructuring charges	0.8	—	4.6
Total operating costs and expenses	1,272.7	1,301.3	1,333.6
Operating income	131.9	95.1	69.4
Other (expense) income
Interest expense	(130.2)	(138.0)	(141.5)
Loss on debt extinguishments and modifications	(64.7)	—	—
Other income (expense), net	6.9	(10.1)	(25.9)
Total other expense	(188.0)	(148.1)	(167.4)
Loss from continuing operations before income taxes	(56.1)	(53.0)	(98.0)
Income tax benefit	(25.7)	(19.4)	(80.6)
Loss from continuing operations	(30.4)	(33.6)	(17.4)
Discontinued operations
Loss from discontinued operations before income tax	—	—	(0.7)
Income tax benefit	—	—	(1.0)
Discontinued operations, net	—	—	0.3
Net loss	$(30.4)	$(33.6)	$(17.1)

Net loss attributable to common stockholders per share
Basic loss per share	$(0.44)	$(0.52)	$(0.27)
Diluted loss per share	$(0.44)	$(0.52)	$(0.27)
Basic average shares outstanding	69,462,798	64,493,536	64,493,536
Diluted average shares outstanding	69,462,798	64,493,536	64,493,536

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss

 (In millions of dollars)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(30.4)	$(33.6)	$(17.1)
Other comprehensive loss, net of tax	—	(1.5)	(1.0)
Other comprehensive loss	—	(1.5)	(1.0)
Comprehensive loss	$(30.4)	$(35.1)	$(18.1)

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions of dollars, except shares)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2013	64,493,536	$0.6	$1,108.9	$(560.5)	$2.5	$551.5
Net loss	—	—	—	(17.1)	—	(17.1)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	(1.0)	(1.0)
Stock based compensation expense	—	—	4.5	—	—	4.5
Return of capital to former parent	—	—	(9.0)	—	—	(9.0)
Balance at December 31, 2014	64,493,536	0.6	1,104.4	(577.6)	1.5	528.9
Net loss	—	—	—	(33.6)	—	(33.6)
Realized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	(1.5)	(1.5)
Stock based compensation expense	—	—	3.1	—	—	3.1
Capital contribution from former parent	—	—	0.4	—	—	0.4
Return of capital to former parent	—	—	(7.5)	—	—	(7.5)
Balance at December 31, 2015	64,493,536	0.6	1,100.4	(611.2)	—	489.8
Net loss	—	—	—	(30.4)	—	(30.4)
Stock based compensation expense	—	—	6.3	—	—	6.3
Return of capital to former parent	—	—	(21.8)	—	—	(21.8)
Assumed liabilities from merger with former parent	—	—	(5.5)	—	—	(5.5)
Initial public offering proceeds, net	22,137,500	0.2	373.5	—	—	373.7
Stock option exercises and other	1,403,777	—	17.4	—	—	17.4
Balance at December 31, 2016	88,034,813	$0.8	$1,470.3	$(641.6)	$—	$829.5

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions of dollars)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(30.4)	$(33.6)	$(17.1)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	246.9	259.1	271.7
Other accretion and amortization	4.0	4.2	4.3
Amortization of debt issuance costs and original issue discount	17.5	19.5	20.0
Loss on debt extinguishments and modifications	64.7	—	—
Accretion on landfill retirement obligations	13.0	13.1	13.5
Provision for doubtful accounts	3.7	4.0	4.2
Loss on disposition of property and equipment	3.5	4.7	0.8
Gain on redemption of security	—	(2.5)	—
Stock based compensation	6.3	3.1	4.5
Change in fair value of derivative instruments	(18.5)	(11.1)	27.3
Amortization of other long-term assets	—	—	0.3
Deferred tax benefit	(26.5)	(21.6)	(84.5)
Earnings in equity investee	(1.8)	(1.3)	(0.1)
Impairment of assets	—	6.4	5.3
(Gain) Loss on disposition of business	(1.7)	10.5	—
Changes in operating assets and liabilities, net of businesses acquired
(Increase) decrease in accounts receivable	(8.8)	8.3	1.7
Decrease in prepaid expenses and other current assets	2.8	1.1	1.3
Decrease in other assets	1.8	3.9	2.9
(Decrease) increase in accounts payable	(0.9)	(2.8)	3.8
(Decrease) increase in accrued expenses	(14.3)	3.9	(6.6)
Decrease in unearned revenue	(1.0)	(0.5)	(1.7)
(Decrease) increase in other long-term liabilities	(3.4)	(3.5)	5.4
Capping, closure and post-closure expenditures	(19.9)	(20.4)	(13.8)
Net cash provided by operating activities	237.0	244.5	243.2
Cash flows from investing activities
Purchases of property and equipment and construction and development	(171.0)	(179.7)	(196.4)
Proceeds from sale of property and equipment	3.3	2.6	3.0
Proceeds from redemption of securities	—	15.0	—
Acquisition of businesses	(5.4)	(50.0)	(9.9)
Proceeds from disposition of businesses	2.5	14.7	2.1
Net cash used in investing activities	(170.6)	(197.4)	(201.2)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	782.8	114.0	95.0
Repayments on debt instruments including capital leases	(1,164.4)	(153.4)	(141.3)
Bank overdraft	(2.6)	1.2	1.4
Proceeds from issuance of common stock	375.6	—	—
Costs associated with issuance of common stock	(1.9)	—	—
Costs associated with debt extinguishments and modifications	(50.9)	(0.2)	(1.3)
Proceeds from stock option exercises	17.4	—	—
Return of capital to former parent	(21.8)	(7.1)	(9.0)
Other financing activities	—	(2.0)	2.2
Net cash used in financing activities	(65.8)	(47.5)	(53.0)
Net increase (decrease) in cash and cash equivalents	0.6	(0.4)	(11.0)
Cash and cash equivalents, beginning of year	0.6	1.0	12.0
Cash and cash equivalents, end of year	$1.2	$0.6	$1.0
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
The Company currently manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal (in both solid waste and non-hazardous waste landfills), recycling services and billing services. Additional information related to our segments can be found in Note 21.
Eight acquisitions were completed during fiscal 2016 for aggregate prices consisting of cash of $5.3 and notes payable of $0.1 subject to net working capital adjustments, which are expected to be completed within one year. The results of operations of each acquisition are included in the Company's consolidated statements of operations subsequent to the closing date of each acquisition.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and derivative instruments. The Company maintains cash and cash equivalents with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company has not experienced any losses in such accounts. The maximum loss the Company would incur related to credit risk is the asset balances recorded in the balance sheets.
The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base and its ability to discontinue service, to the extent allowable, to non-paying customers. No single customer represented greater than 5% of total accounts receivable at December 31, 2016 and 2015, respectively.
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
The classification of the Company's operating leases can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. The Company expects that in the normal course of business, its operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. The Company's rent expense during each of the last three years and its future minimum operating lease payments for each of the next five years for which it is contractually obligated as of December 31, 2016 is disclosed in Note 13.
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
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by 2.5% (an estimate based on the 25-year average change in the historical Consumer Price Index from 1991 to 2016) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. The Company discounts these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of our asset retirement obligations at December 31, 2016 is between 6.0% and 10.5%.
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
Senior management must have reviewed and approved all of the above. Of the Company's 39 active landfills, fifteen include deemed permitted airspace at December 31, 2016.
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
The assessment of impairment indicators and the recoverability of the Company's capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, the Company may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of the landfill assets because, after consideration of all facts, such events may not affect the belief that the Company will ultimately obtain the expansion permit. As a result, the Company's tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that an impairment loss should be recorded. No landfill impairments were recorded for the years ended December 31, 2016, 2015 and 2014.
Derivative Financial Instruments
The Company uses interest rate caps to manage interest rate risk on its variable rate debt. The Company may use commodity futures contracts as an economic hedge to reduce the exposure of changes in diesel fuel and natural gas prices. The 2012 interest rate caps qualify for hedge accounting treatment and have been designated as cash flow hedges for accounting purposes with changes in fair value, to the extent effective, recognized in accumulated other comprehensive income within the equity section of the consolidated balance sheets. Amounts are reclassified into earnings when the forecasted transaction affects earnings. The commodity futures contracts and the 2016 interest rate caps do not qualify for hedge accounting and as such changes in fair value are recognized in other income (expense), net in the consolidated statements of operations. The fair values of the derivatives are included in other current or long-term assets or other current or long term liabilities as appropriate. The Company obtains current valuations of its commodity futures contracts and interest rate caps based on quotes received from financial institutions that trade these contracts and a current forward fixed price swap curve, respectively.
Original Issue Discount and Debt Issuance Costs
Original issue discount and debt issuance costs related to the issuance of debt are deferred and recorded as a reduction to the carrying value of debt and amortized to interest expense using the effective interest method. Previously recorded original issue discount and debt issuance costs are expensed when debt is extinguished prior to maturity.

Third party costs incurred in relation to a modification of debt are expensed as incurred. For modifications of debt, previously recorded original issue discount and debt issuance costs are amortized over the life of the modified debt instrument using the effective interest method.

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

Goodwill
Goodwill is the excess of the purchase price over the fair value of the net identifiable assets of acquired businesses. The Company does not amortize goodwill. The Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, The Company will not perform a quantitative assessment. Regardless of the results of our qualitative assessments, the Company performs a quantitative assessment at least every three years.
When the Company performs a quantitative assessment, or two-step impairment test, the Company determines whether goodwill is impaired at the reporting unit level. The reporting units are equivalent to our operating segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. The Company compares the fair value with its carrying amount to determine if there is potential impairment of goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is estimated using an income approach based on forecasted cash flows. Fair value computed via this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to the Company's judgment in applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.
The Company performs its annual assessment as of December 31 of each year. The Company performed a qualitative assessment in fiscal 2016 and the last time a quantitative assessment was performed was in fiscal 2015. The impairment test as of December 31, 2016 determined that no events or circumstances exist that indicate it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If the Company does not achieve its anticipated disposal volumes, our collection or disposal rates decline, costs or capital expenditures exceed forecasts, costs of capital increase, or the Company does not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge in the future. The Company recorded no goodwill impairment charges for fiscal 2016, 2015 and 2014 in connection with the assessments.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Intangible Assets, Net
Intangible assets are stated at cost less accumulated amortization and consist of noncompete agreements, tradenames, customer contracts and customer lists and are amortized over their estimated useful lives. The carrying values of intangibles are periodically reviewed by the Company to determine if the facts and circumstances suggest that they may be impaired. If the carrying value exceeds estimated fair value, an impairment charge would be recognized in the amount of the excess. Fair value is typically estimated using an income approach for the respective asset, as described above. The Company recorded impairment charges of $0.0, $0.0 and $2.7 for fiscal 2016, 2015 and 2014, respectively. The impairment in fiscal 2014 was related to the discontinuance of trade names and certain customer lists.
Income Taxes
The Company is subject to income tax in the United States. Current tax obligations associated with the provision for income taxes are reflected in the accompanying consolidated balance sheets as a component of accrued expenses and the deferred tax obligations are reflected in deferred income tax asset or liability. Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred income taxes are classified as noncurrent in accordance with current accounting guidance. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. The Company establishes reserves for uncertain tax positions, when despite its belief that its tax return positions are fully supportable, the Company believes that certain positions may be challenged and potentially disallowed. When facts and circumstances change, the Company adjusts these reserves through its provision for income taxes. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of tax expense in the consolidated statements of operations.
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
New Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for employee stock-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance during the fourth quarter of fiscal 2016 and did not adjust prior periods. See footnote 17, Income Taxes, for impact on our 2016 income tax provision.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company anticipates adopting the standard as a cumulative effect adjustment as of the date of adoption. The company completed a review of its contracts and documented key terms. The Company is in the process of determining if the new standard will impact the timing of revenue recognition.

3.    Acquisitions
In fiscal 2016, the Company completed the acquisitions of eight collection companies. Consideration transferred amounted to approximately $5.4 for these acquisitions, of which $0.1 will be paid in subsequent years. The Company recorded a reduction to the purchase price of prior year acquisitions during fiscal 2016 in the amount of $0.1. The goodwill recognized of $0.4 represents synergies from the combined operations of the acquired entities and the Company. The Company is still reviewing information surrounding property and equipment, intangible assets and current liabilities resulting from the acquisitions, which may result in changes to the Company’s preliminary purchase price allocation during fiscal 2017. Transaction costs related to these acquisitions were not significant for fiscal 2016.
In fiscal 2015, the Company completed the acquisitions of twelve collection companies. Consideration transferred amounted to approximately $56.3 for these acquisitions, of which $6.6 was or will be paid in years subsequent to fiscal 2015. Transaction costs related to these acquisitions were not significant for fiscal 2015. Purchase price adjustments related to acquisitions in prior years amounted to approximately $0.3 for fiscal 2015.
In fiscal 2014, the Company completed the acquisitions of eight collection companies. Consideration transferred amounted to approximately $8.6 for these acquisitions, of which $0.8 was paid in fiscal 2015. Transaction costs related to these acquisitions were not significant for fiscal 2014. Purchase price adjustments related to acquisitions in prior years amounted to approximately $2.1 for fiscal 2014.
The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

The following table summarizes the estimated fair values of the assets acquired by year of acquisition:

	2016	2015
Current assets	$0.3	$2.8
Property and equipment	2.3	20.4
Goodwill	0.4	12.0
Other intangible assets	2.6	31.2
Total assets acquired	5.6	66.4
Current liabilities	0.2	4.3
Total liabilities assumed	0.2	10.1
Net assets acquired	$5.4	$56.3
The following table presents the allocation of the purchase price to other intangible assets:

	2016	2015
Customer lists and contracts	$2.3	$27.8
Noncompete	0.1	2.6
Other	0.2	0.8
	$2.6	$31.2

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The amount of goodwill recorded related to 2016 acquisitions for the South Segment, East Segment, and Midwest Segment was $0.4, $0.0, and $0.0, respectively. The amount of goodwill deductible for tax purposes related to acquisitions in fiscal 2016 and fiscal 2015 was $0.4 and $4.1, respectively. The total amount of goodwill deductible for tax purposes was $88.9 and $100.8 at December 31, 2016 and 2015, respectively.

The weighted average life of other intangible assets in years is as follows:

Customer lists and contracts	15
Noncompete	5
Goodwill and intangible assets increased by $0.1, $0.1 and $0.1, for the years ended December 31, 2016, 2015 and 2014, respectively, as a result of purchase price adjustments of acquisitions from the previous year. The increases were primarily related to working capital adjustments as a result of finalizing the purchase accounting for the acquisitions.

4.    Loss Per Share
The following table sets forth the computation of basic loss per share and loss per share, assuming dilution for the following years:

		2016	2015	2014
Numerator: (Dollars in millions)
	Net loss	$(30.4)	$(33.6)	$(17.1)
Denominator:
	Average common shares outstanding	69,462,798	64,493,536	64,493,536
	Other potentially dilutive common shares	—	—	—
	Average common shares outstanding, assuming dilution	69,462,798	64,493,536	64,493,536

	Net loss per share, basic	$(0.44)	$(0.52)	$(0.27)
	Net loss per share, assuming dilution	$(0.44)	$(0.52)	$(0.27)

Basic net loss per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Net loss per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted stock awards, and performance stock awards. All potentially dilutive common shares were excluded from the diluted earnings per share calculation for all periods presented because the Company was in a net loss position and their effect would have been antidilutive
When calculating diluted net income per share, the ASC requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number would be different from outstanding stock options because it is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.
Approximately 4.3 million, 3.9 million and 3.6 million of outstanding stock awards for fiscal 2016, 2015 and 2014, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

5.    Valuation Allowances
Allowance for doubtful accounts consists of the following at December 31:

	2016	2015	2014
Beginning balance	$4.4	$5.0	$8.4
Provision for doubtful accounts	3.7	4.0	4.2
Recovery of bad debts	1.6	2.2	0.6
Write-offs of bad debt	(5.7)	(7.0)	(8.2)
Other	—	0.2	—
Balance at December 31,	$4.0	$4.4	$5.0
The deferred tax asset valuation allowances consist of the following at December 31:

	2016	2015	2014
Beginning Balance at January 1,	$95.2	$96.1	$141.6
Decrease in valuation allowance for tax provision for continuing operations	—	(0.9)	(51.4)
Increase in valuation allowance for tax provision for continuing operations	3.5	—	5.9
Ending Balance at December 31,	$98.7	$95.2	$96.1

6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31:

	2016	2015
Prepaid insurance	$6.6	$5.6
Prepaid expenses	14.2	15.4
Other receivables and current assets	1.7	4.2
Parts and supplies inventory	7.8	8.2
	$30.3	$33.4

7.    Derivative Instruments and Hedging Activities
The following table summarizes the fair value of derivative instruments recorded in our consolidated balance sheets at December 31:

	Balance Sheet Location	2016	2015
Derivatives Designated as Hedging Instruments
2012 interest rate caps	Other current assets	$—	$0.2
Derivatives Not Designated as Hedging Instruments
2016 interest rate caps	Other long term assets	$2.3	$—
Fuel commodity derivatives	Other current liabilities	—	(16.2)
Total derivatives		$2.3	$(16.0)
We have not offset fair value amounts recognized for our derivative instruments.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Interest Rate Cap
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The interest rate caps expired in various tranches through 2016. The Company recorded the premium of $5.0 in other assets in the consolidated balance sheet and amortized the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.2, $1.5, and $2.1 for fiscal 2016, 2015 and 2014, respectively. The contracts were expired as of December 31, 2016.

In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company will pay the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other income (expense), net in the consolidated statements of operations. The fair value of the 2016 interest rate caps was $2.3 as of December 31, 2016. The notional value of the contracts aggregated were $800.0 as of December 31, 2016 and will remain constant through maturity in September 2019.
Commodity Futures Contracts
The Company has utilized fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices will fluctuate. The Company has used financial derivative instruments for both short-term and long-term time frames and utilizes fixed swap price agreements to manage the identified risk. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Changes in the fair value and settlements of the fuel derivative instruments are recorded in other income (expense), net in the consolidated statements of operations. The market price of diesel fuel is unpredictable and can fluctuate significantly. Significant volatility in the price of fuel could adversely affect the business and reduce the Company’s operating margins. To manage a portion of that risk, the Company entered into commodity swap agreements in fiscal 2014 that matured in fiscal 2015 for 23.8 gallons at weighted average prices per gallon that ranged from $2.20 to $2.84 per gallon. The Company entered into commodity swap agreements in fiscal 2014 that matured in fiscal 2016 for 13.4 gallons at weighted average prices per gallon that ranged from $2.20 to $2.64 per gallon. If the mean price of the high and the low of the calculation period for Gulf Coast Ultra Low Sulfur diesel pipeline platts for a gallon of diesel fuel exceeded the contract price per gallon, the Company received the difference between the average price and the contract price (multiplied by the notional gallons) from the counterparty. If the average price was less than the contract price per gallon, the Company paid the difference to the counterparty. The gain or loss on the Company's fuel derivative contracts recorded in the consolidated statements of operations during fiscal 2016, 2015 and 2014 was a gain of $1.2, a loss of $15.4 and a loss of $29.0, respectively.

8.    Property and Equipment, Net
Property and equipment, net consist of the following at December 31:

	2016	2015
Land	$193.3	$193.8
Landfill site costs	1,358.1	1,277.3
Vehicles	595.7	539.4
Containers	271.5	271.4
Machinery and equipment	156.2	141.2
Furniture and fixtures	25.9	21.0
Building and improvements	170.1	159.1
Construction in process	25.6	54.2
	2,796.4	2,657.4
Less: Accumulated depreciation on property and equipment	(579.3)	(500.4)
Less: Accumulated landfill airspace amortization	(583.7)	(507.1)
	$1,633.4	$1,649.9

Gross assets under capital lease amount to approximately $63.0 and $38.0 at December 31, 2016 and 2015, respectively. Accumulated amortization for capital leases at December 31, 2016 and 2015 was $15.6 and $8.3, respectively. Amortization expense of assets under capital lease was $7.3, $4.1 and $2.0 for fiscal 2016, 2015 and 2014, respectively.

Depreciation, landfill amortization and depletion expense was $204.3, $216.3 and $229.1 for fiscal 2016, 2015 and 2014, respectively.

9.     Landfill Accounting
Liabilities for final closure and post-closure costs consist of the following for the years ended December 31:

	2016	2015
Balance at January 1	$193.7	$201.1
Increase in retirement obligation	9.3	9.8
Accretion of closure and post-closure costs	13.0	13.1
Disposition	—	(3.2)
Change in estimate	(7.4)	(2.9)
Costs incurred	(17.5)	(24.2)
	191.1	193.7
Less: Current portion	(29.3)	(30.2)
Balance at December 31	$161.8	$163.5

10.    Other Intangible Assets, Net and Goodwill
Intangible assets, net consist of the following at December 31:

	2016
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$4.3	$(1.7)	$—	$2.6	3.6
Tradenames	14.9	(6.2)	—	8.7	14.7
Customer lists and contracts	513.4	(202.7)	—	310.7	13.8
Operating permits	2.3	—	—	2.3	N/A
Above/below market leases	0.4	(0.1)	—	0.3	9.6
	$535.3	$(210.7)	$—	$324.6

	2015
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$19.0	$(14.6)	$—	$4.4	2.9
Tradenames	17.2	(7.8)	—	9.4	15.5
Customer lists and contracts	510.6	(163.1)	—	347.5	13.6
Operating permits	2.9	—	—	2.9	N/A
Above/below market leases	0.4	(0.1)	—	0.3	10.6
	$550.1	$(185.6)	$—	$364.5
Amortization expense recorded on intangible assets for the years ended December 31, 2016, 2015 and 2014 was $42.6, $42.8 and $42.3, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Future amortization expense for intangible assets for the year ending December 31 is estimated to be:

2017	$41.1
2018	38.3
2019	29.6
2020	29.2
2021	28.9
Thereafter	155.2

$322.3

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Goodwill	Accumulated Impairment	Goodwill, Net
December 31, 2014	$1,255.2	$(88.3)	$1,166.9
Acquisition	12.0	—	12.0
Disposition of businesses	—	(5.4)	(5.4)
December 31, 2015	1,267.2	(93.7)	1,173.5
Acquisition	0.4	—	0.4
December 31, 2016	$1,267.6	$(93.7)	$1,173.9

11.    Accrued Expenses
Accrued expenses consist of the following at December 31:

	2016	2015
Accrued compensation and benefits	$32.5	$32.4
Accrued waste disposal costs	40.1	39.8
Accrued insurance and self-insurance reserves	14.5	15.1
Accrued severance	0.5	2.2
Derivative valuation	—	16.2
Other accrued expenses	22.2	30.0
	$109.8	$135.7

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

12.    Long-Term Debt
Long-term debt consists of the following at December 31:

	2016	2015
Revolving line of credit with lenders, interest at base rate plus margin, as defined (4.49% and 4.42% at December 31, 2016 and 2015, respectively) due quarterly; balance due at maturity in 2021	$—	$32.0
Term loans; quarterly payments commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,480.0	1,685.5
Senior notes payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024.	425.0	550.0
Capital lease obligations, maturing through 2024	42.5	28.2
Other debt	15.1	20.0
	1,962.6	2,315.7
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(39.1)	(68.6)
Less: Current portion	(36.5)	(49.1)
	$1,887.0	$2,198.0
Annual aggregate principal maturities at December 31, 2016 are as follows:

2017	$36.8
2018	30.7
2019	22.1
2020	17.4
2021	17.5
Thereafter	1,838.1
$1,962.6

Senior Secured Credit Facilities

On November 10, 2016, the Company entered into the Amended and Restated Agreement (the “Amended and Restated Agreement”) by and among the Company, the guarantors party thereto, the lenders party thereto (the “Lenders”) and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (respectively, the “Administrative Agent” and the “Collateral Agent”), to the Credit Agreement, by and among the Company, the lenders party thereto, the Administrative Agent and the Collateral Agent, dated as of October 9, 2012 (as amended, supplemented or modified from time to time prior to the date hereof, the “ Existing Credit Agreement” and as amended and restated in accordance with the Amendment and Restatement Agreement, the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement includes a $1.5 billion Term Loan B facility maturing 2023, and a $300 million Revolving Credit Facility maturing 2021 (together "Senior Secured Credit Facilities"). The Revolving Credit Facility allows for up to $100.0 of letters of credit outstanding. The proceeds were used to repay borrowings under the Existing Credit Agreement and to call a portion of our 8.25% Senior Notes due 2020. All outstanding borrowings under the Existing Credit Agreement were either repaid in full or converted to the new Senior Secured Credit Facility. At the Company’s option, borrowings under the Amended and Restated Credit Agreement will bear interest at an alternate base rate or adjusted LIBOR rate in each case plus an applicable margin. The alternate base rate is defined as the greater of the prime rate, the federal funds rate plus 50 basis points, or the adjusted LIBOR rate plus 100 basis points. The LIBOR base rate is subject to a 0.75% floor.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

In the case of the Term Loan B, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans. In the case of the Revolving Credit Facility, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans if the Company's total net leverage ratio is greater than 4.00:1.00. If the Company's total net leverage ratio is less than 4.00:1.00, the applicable margin on the Revolving Credit Facility is 1.25% per annum for ABR Loans and 2.25% per annum for Eurodollar Loans.

Obligations under the Amended and Restated Credit Agreement are guaranteed by the Company’s existing and future domestic restricted subsidiaries (subject to certain exceptions) and are secured by a first-priority security interest in substantially all the personal property assets, and certain real property assets, of the Company and the guarantors, including all or a portion of the equity interests of certain of the Company’s domestic subsidiaries (in each cases, subject to certain limited exceptions).

Borrowings under the Amended and Restated Credit Agreement may be prepaid at any time without premium. The Amended and Restated Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as a total net leverage ratio financial covenant (for the benefit of lenders under the revolving credit facility only). The Amended and Restated Credit Agreements also contains usual and customary events of default, including non-payment of principal, interest, fees and other amounts, material breach of a representation or warranty, nonperformance of covenants and obligations, default on other material debt, bankruptcy or insolvency, material judgments, incurrence of certain material ERISA liabilities, impairment of loan documentation or security and change of control. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity).
The Term Loan B has payments due quarterly of $3.75 with mandatory prepayments due to the extent net cash proceeds from the sale of assets exceed $25.0 in any fiscal year and are not reinvested in the business within 365 days from the date of sale, upon notification of the Company’s intent to take such action or in accordance with excess cash flow, as defined. Further prepayments are due when there is excess cash flow, as defined.

Borrowings under the Company's Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2016 and 2015, the Company had $0.0 and $32.0 in borrowings outstanding under our Revolving Credit Facility. As of December 31, 2016 and 2015, the Company had an aggregate of approximately $42.1 and $45.9 of letters of credit outstanding under our Senior Secured Credit Facilities. As of December 31, 2016 and 2015, the Company had remaining capacity under its Revolving Credit Facility of $257.9 and $222.1, respectively. As of December 31, 2016, the Company was in compliance with the covenants under the Senior Secured Credit Facilities. The Company's ability to maintain compliance with itsd covenants will be highly dependent on results of operations and, to the extent necessary, its ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.00:1.00, or if otherwise, 0.375% per annum. The amount of fees for 2016, 2015 and 2014 were not significant. The Company is subject to a maximum total net leverage ratio of 6.75:1.00.
5.625% Senior Notes due 2024

On November 10, 2016, the Company closed a 144A offering (the “Notes Offering”) exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), of $425.0 aggregate principal amount of 5.625% senior notes due 2024 (the “Notes”).

The Company issued the Notes under an indenture dated November 10, 2016 (the “Indenture”) among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Notes will bear interest at the rate of 5.625% per year. Interest on the Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2017. The Notes will mature on November 15, 2024. Before November 15, 2019, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2019, the Company may redeem the Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture, plus accrued interest. In addition, before

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

November 15, 2019, the Company may, from time to time, redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption prices set forth in the indenture for the twelve month periods beginning on November 15 of the years indicated below are as follows:

Year	Percentage
2019	104.219%
2020	102.813%
2021	101.406%
2022 and thereafter	100.000%

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets; transfer and sell assets; and create restrictions on dividends or other payments by the Company’s restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of December 31, 2016, the Company was in compliance with the covenants under the Indenture.
8.25% Senior Notes due 2020
On October 9, 2012, the Company issued $550.0 aggregate principal amount of 8.25% Senior Notes, which were scheduled to mature in October 2020. The 8.25% Senior Notes were redeemed and repaid in full during the fourth quarter of fiscal 2016 with funds obtained from the new Term Loan B and the issuance of the 5.625% Senior Notes.
Original Issue Discount and Debt Issuance Costs
In October of fiscal 2016, The Company prepaid $326.0 of its Existing Term Loan B with its initial public offering proceeds and recorded a loss on extinguishment of debt of $8.3 for unamortized original issue discount and debt issuance costs.
When the Company refinanced its Term Loan B facility in November 2016, 95% was accounted for as a modification and 5% was accounted for as an extinguishment based on an analysis of the participation of each lender in the syndicate before and after the refinancing. As a result of the 5% that was accounted for as an extinguishment, $1.5 of the unamortized original issue discount and deferred debt issuance costs were recorded as a loss on extinguishment of debt. In relation to the modification, the Company incurred $15.2 of third party fees which were recorded as a loss on modification of debt. The Company incurred $1.3 of third party fees related to new lenders in the syndicate which were recorded as a reduction to the carrying value of debt and will be amortized to interest expense using the effective interest method. Additionally, the Company recorded $3.8 of original issue discount as a reduction to the carrying value of debt and it will be amortized to interest expense using the effective interest method.
When the Company amended its Revolver in November 2016, the Company incurred $0.3 in third party financing fees which were recorded as an other long term asset and will be amortized to interest expense on a straight line basis over the term of the Revolver.
When the Company redeemed its $550.0 8.25% Senior Notes during the fourth quarter of fiscal 2016, the Company paid a call premium of $24.0. The Company recorded the call premium as a loss on extinguishment of debt during the fourth quarter of fiscal 2016. Additionally, the Company recorded $15.3 of loss on extinguishment of debt related to unamortized original issue discount and deferred debt issuance costs.
In November of fiscal 2016 when the Company issued $425.0 of 5.625% Senior Notes due 2024, the Company incurred $6.5 in debt issuance costs which were recorded as a reduction to the carrying value of debt and will be amortized to interest expense using the effective interest method.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

In December of fiscal 2016, the Company prepaid $20.0 of its new Term Loan B and recorded a loss on extinguishment of debt of $0.4.

Fair Value of Debt
The fair value of the Company’s debt is estimated using discounted cash flow analyses, based on rates the Company would currently pay for similar types of instruments except for variable rate debt for which cost approximates fair value due to the short-term nature of the interest rate (Level 2 inputs). Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of December 31, 2016 and 2015 respectively.
The estimated fair value of our debt is as follows at December 31:

	2016	2015
Revolving Credit Facility	$—	$32.0
Senior Notes	425.5	555.5
Term Loan B Facility	1,495.7	1,639.2
	$1,921.2	$2,226.7
The carrying value of the debt at December 31, 2016 is approximately $1,905.0 compared to $2,267.5 at December 31, 2015.

Unconditional Purchase Commitments
The Company has unconditional purchase commitments not recorded on the balance sheet which consist of disposal related agreements that include fixed or minimum royalty payments, disposal related host agreements, capital expenditure commitments and payments for premiums on interest rate caps. The Company has unconditional purchase commitments recorded on the balance sheet which consist of waste relocation obligations. The amounts purchased under these commitments during fiscal 2016, 2015 and 2014 were $15.9, $20.9 and $13.6, respectively. The following table summarizes our unconditional purchase commitments as of December 31, 2016:

2017	$28.2
2018	6.2
2019	5.4
2020	4.2
2021	4.2
Thereafter	61.8
$110.0

13.	Leases
The Company leases certain facilities under operating lease agreements. Future minimum lease payments as of December 31, 2016 for noncancelable operating leases that have initial or remaining terms in excess of one year are as follows:

2017	$6.3
2018	5.9
2019	5.3
2020	4.6
2021	3.3
Thereafter	26.5
$51.9
The total rental expense for all operating leases for the years ended December 31, 2016, 2015 and 2014 was $9.4, $9.3 and $10.2, respectively.
Direct rental expense, consisting of rental expense at operating locations, is included in operating expenses, and rental expense for corporate offices is included in selling, general and administrative expenses in the consolidated statements of operations.

14.    Stockholders' Equity and Stock Options

(Share and per share amounts not in millions)

Initial Public Offering (IPO)
The Company closed its IPO on October 12, 2016 in which it sold 19,250,000 shares of common stock to new shareholders at $18 per share and received net proceeds of $324.7 after underwriting fees, commissions and expenses. The underwriters exercised their option to purchase an additional 2,887,500 shares from the Company, at the initial public offering price, less the underwriting discounts and commissions. The Company received proceeds from the underwriters option of approximately $49.0. The proceeds from the IPO were used to repay the Term Loan B facility.

Stock Split
In connection with the IPO, the Company effected a stock split and recapitalization and issued 64,493,536 shares of common stock directly to existing shareholders. All share and per share amounts in these financial statements and related notes have been retrospectively adjusted to give effect to the stock split.
2012 Plan
In October 2012, the former Parent’s Board of Directors adopted the 2012 Stock Incentive Plan (the “ 2012 Plan”) under which an aggregate of 7,154,711 shares of the former Parent’s common stock was reserved for issuance. The 2012 Plan provided for employees of the Company to participate in the plan and provided that the options or stock purchase rights have a term of ten years and vest equally over four years at a rate of 20% with 20% of the options being vested at the date of grant for all options except the Strategic grants which vest 100% after five years. All options of the Strategic Plan issued prior to 2010 vested upon a change of control. All other options vest in 20% tranches from the date of issuance upon a change of control.
During fiscal 2016, the Board of Directors of the Parent amended the 2012 Plan to allow for the grant of performance shares, restricted shares, restricted share units, and other equity awards in addition to stock options and stock purchase rights as originally provided for under the 2012 Plan. Upon completion of the Company's IPO during the fourth quarter of fiscal 2016, no further awards will be issued under the 2012 Plan.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

2016 Plan
The Company's board of directors adopted the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan (the "2016 Plan") on January 29, 2016 under which an aggregate of 5,030,000 shares of common stock was reserved for issuance. The 2016 Plan became effective on October 4, 2016 and will terminate on the tenth anniversary of the 2016 Plan effective date, unless sooner terminated by the Company's board of directors. Awards under the 2016 Plan may consist of stock options, restricted shares, restricted share units, stock appreciation rights, performance stock, performance stock units, cash performance units and other awards. The Compensation Committee shall set the vesting criteria applicable to each award, which will determine the extent to which the award becomes exercisable. The terms and conditions of each award shall be set forth in an award document in a form approved by the Compensation Committee for such Award.
Stock Option Grants
The fair value of the options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	2016	2015	2014
Average expected term (years)	6.3	6.9	6.0
Risk-free interest rate	1.22% - 1.47%	1.76% - 1.93%	1.83% - 2.10%
Expected volatility	30.0%	30.0%	30.0%
Since the Company does not have enough historical exercise data that is indicative of expected future exercise performance, it has elected to use the “simplified method” to estimate the options expected term by taking the average of each vesting-tranche and the contractual term. The Company used the average ten day historical volatility for public companies in the solid waste sector to estimate historical volatility used in the Black-Scholes model. The risk-free rate used was based on the US Treasury security rate estimated for the expected term of the option at the date of grant. No dividends are expected to be issued. The company recognizes forfeitures of stock options as they occur. The Company issues new shares when stock options are exercised.

During fiscal 2016, there were 555,969 stock option grants under the 2012 Plan for employees other than the Named Executive Officers (NEOs). Each option had an estimated fair value of $7.35 per option on the date of grant. The options will vest 20% on date of grant and 20% in four equal installments over each of the first four anniversaries of the date of the grant. The exercise price of the stock options is $24.28 per share, which was equal to the estimated fair market value of the Company’s stock on the grant date. The contractual term of the options is 10 years.
During fiscal 2016, there were 96,922 NEO option grants under the 2012 Plan. Each option had an estimated fair value of $7.07 per option on the date of grant. The options will vest in three equal installments over each of the first three anniversaries of the date of the grant. The exercise price of the stock options is $24.28 per share, which was equal to the estimated fair market value of the Company’s stock on the grant date. The contractual term of the options is 10 years.
In connection with the IPO, the Company issued 58,103 stock options under the 2016 Plan with a fair value of $0.3 to employees other than the NEO’s, which will be expensed over the vesting period. These awards vest 20% on the date of grant and 20% on each of the first four anniversaries of the date of grant. The exercise price of the stock options is $18 per share, which was equal to the fair market value of the Company’s stock on the grant date. The contractual term of the options is 10 years and each option had an estimated fair value of $5.80 per option on the date of grant.

In connection with the IPO, the Company issued 659,899 stock options under the 2016 Plan with a fair value of $3.9 to the NEOs of the Company which will be recognized in expense over the vesting period. These awards are scheduled to vest in full on the third anniversary of the date of grant. The exercise price of the stock options is $18 per share, which was equal to the fair market value of the Company’s stock on the grant date. The contractual term of the options is ten years and each option had an estimated fair value of $5.91 per option on the date of grant.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Stock Options Outstanding
A summary of the stock options outstanding for the year ended December 31, 2016 (in millions, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2016	3,925,609	$13.54
Granted	1,370,893	20.99
Exercised	(1,801,396)	9.65
Expired or forfeited	(218,867)	16.63
Outstanding at December 31, 2016	3,276,239	18.58	7.72
Exercisable at December 31, 2016	1,629,910	$15.32	6.33
The weighted-average grant-date fair value of options granted per share was $6.57, $6.10 and $5.62 during 2016, 2015, and 2014, respectively. The total fair value of options vested was $3.6, $1.0 and $1.6 during fiscal 2016, 2015, and 2014, respectively. The intrinsic value of the options outstanding at December 31, 2016 was approximately $13.2. The intrinsic value of options exercised during fiscal 2016 was $17.9.
Restricted Stock Grants
During fiscal 2016, there were 30,384 NEO restricted stock grants under the 2012 Plan with an estimated fair value of $24.28 per share. The restricted stock will vest in three equal installments over each of the first three anniversaries of the date of the grant. For fiscal 2016, none of the NEO restricted stock was forfeited. As of December 31, 2016, there were 30,384 shares of restricted stock outstanding under the 2012 Plan.
In connection with the IPO, 5,556 shares of restricted stock were issued to a non-employee director with a value of $0.1. This award is scheduled to vest in full on the third anniversary of the date of grant. The restricted stock was valued at $18 per share, which was the fair value of the Company’s stock on the grant date.
Restricted Stock Unit Grants
In connection with the IPO, the Company issued 300,001 restricted stock units to the NEOs of the Company with a fair value of $5.4 which will be recognized in expense over the vesting period. These awards are scheduled to vest in full on the third anniversary of the date of grant. The restricted stock units were valued at $18 per share, which was the fair value of the Company’s stock on the grant date.
Performance Stock Unit Grants
During fiscal 2016, there were 60,767 NEO performance stock units (PSUs) issued under the 2012 Plan with an estimated fair value of $24.28 per share. The PSUs will vest in full on the third anniversary of the date of the grant. The PSUs shall be measured based on the budget and are weighted as follows: EBITDA: 50%; Free Cash Flow: 30%; and Revenue: 20%. The measurement criteria begins with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSUs granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSUs granted. Performance will be measured separately for each of the three years in the performance period and the total number of PSUs earned at the conclusion of the three three year performance period will be the sum of the PSUs earned with respect to each individual year. The NEO's earned approximately 81% of their performance stock units in fiscal 2016.
Performance Option Grants
During fiscal 2016, the Company and its Chief Executive Officer (CEO), entered into an amendment to the CEO's employment agreement. The amendment adjusted the performance criteria applicable to performance-based stock options that the CEO was eligible to earn with respect to 2016. Previously, the only applicable criterion was EBITDA; the amendment provided that the number of performance-based stock options earned would be based on EBITDA (50%) and free cash flow (50%). The

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

amendment also clarified that the full potential grant of performance-based stock options (covering up to 190,792 shares of Parent's common stock) was still available to be earned by the CEO. The CEO earned approximately 62% of these performance options.
Compensation Expense
Compensation expense is recognized ratably over the vesting period for those awards that vest. For fiscal 2016, 2015 and 2014, the Company recognized share-based compensation expense as a component of selling, general and administrative expenses of $5.5, $3.1 and $4.5, respectively. As of December 31, 2016, the Company estimates that a total of approximately $15.6 of currently unrecognized compensation expense will be recognized over a weighted average period of approximately 2.74 years for unvested awards issued and outstanding.

15.    Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property damage, workers’ compensation claims, directors’ and officers’ liability, pollution liability, employee group health claims and other coverages that are customary in the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2016, the Company’s insurance programs carried self-insurance exposures of up to $0.5, $1.0 and $0.8 per incident for general liability, automobile and workers’ compensation, respectively. Certain self-insurance claims reserves are recorded at present value using a 1.47% and a 1.31% discount rate as of December 31, 2016 and 2015, respectively.
The Company has a partially self-insured employee group health insurance program that carries an aggregate stop loss amount. The amount recorded for the health insurance liability at December 31, 2016 and 2015 for unpaid claims, including an estimate for IBNR claims, was $3.8 and $4.1, respectively. Liabilities are recorded gross of expected recoveries.
The self-insured portion of workers’ compensation liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for workers’ compensation liability at December 31, 2016 and 2015 for unpaid claims, including an estimate for IBNR claims, is $23.5 and $24.9, respectively.
The self-insured portion of general liability and automobile liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for general and automobile liability at December 31, 2016 and 2015 for unpaid claims, including an estimate for IBNR claims, was $17.2 and $17.5, respectively.
Of the above amounts, $18.3 and $19.2 is included in accrued expenses and the remainder is included in other long-term liabilities at December 31, 2016 and 2015, respectively.

16.    Benefit Plans
The Company has 401(k) Savings Plans (“401(k) Plan”) for the benefit of qualifying full-time employees who have more than 90 days of service and are over 21 years of age. Employees make pre-tax contributions to the 401(k) Plan with a partial matching contribution made by the Company. The Company’s matching contributions to the 401(k) Plan were $3.5, $3.2 and $2.8 for fiscal 2016, 2015 and 2014, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.
The Company is a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. Approximately 13% of the Company’s workforce is subject to a collective bargaining agreement and none of the collective bargaining agreements expire within one year. The risks of participating in the multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employers stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if the Company chooses to stop participating in any of the multiemployer plans, it may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The total contributions made to all plans for fiscal 2016 was $5.0, of which $0.2 is related to plans that are not individually significant.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table outlines the Company's participation in multiemployer plans considered to be individually significant:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (B)	Contributions			Expiration Date of Collective- Bargaining Agreement
		2015	2014		2016	2015	2014
Suburban Teamsters of Northern IL Pension Fund	36-6155778-001	Endangered as of 1/1/2015	Critical as of 1/1/2014	Implemented	$0.7	$0.6	$0.5	1/31/2019
Pension Fund of Automobile Mechanics Local No. 701	36-6042061-001	Endangered as of 1/1/2015	Critical as of 1/1/2014	Implemented	$0.2	$0.2	$0.2	12/31/2018
Local 731 Private Scavengers and Garage Attendants Pension Fund (A)	36-6513567-001	Not Endangered as of 10/1/2015	Not Endangered as of 10/1/2014	Implemented	$1.8	$1.8	$1.7	9/30/2018
Midwest Operating Engineers Pension Fund	36-6140097-001	Endangered as of 4/1/15	Endangered as of 4/1/14	Implemented	$0.7	$0.6	$0.6	9/30/2019
Teamsters Local Union No. 301 Union Pension Fund (A)	36-6492992-001	Not endangered or critical as of 1/1/15	Not endangered or critical as of 1/1/14	No	$1.0	$0.9	$0.8	9/30/2018
Central States Southeast and Southwest Areas Pension Fund	36-6064560-001	Critical and declining as of 1/1/2015	Critical and declining as of 1/1/2014	Implemented	$0.2	$0.2	$0.2	1/31/2019
Local 705 Int’l Brotherhood of Teamsters Pension TR. FD.	36-6492502-001	Critical as of 1/1/2015	Critical as of 1/1/2014	Implemented	$0.2	$0.2	$0.2	9/30/2018

(A)	The employers' contributions to the plan represent greater than 5% of the total contributions to the plan for the most recent plan year available.

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

17.    Income Taxes
The components of the benefit from income taxes from continuing operations are comprised of the following for the years ended December 31:

	2016	2015	2014
Current
Federal	$(0.1)	$0.4	$0.2
State	0.5	1.8	2.7
	0.4	2.2	2.9
Deferred
Federal	(23.4)	(17.4)	(83.2)
State	(2.7)	(4.2)	(0.3)
	(26.1)	(21.6)	(83.5)
Benefit from income taxes	$(25.7)	$(19.4)	$(80.6)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company accounts for income taxes in accordance with current accounting guidance. For fiscal 2016, 2015 and 2014, the federal statutory rate in effect was 35%. A reconciliation between the benefit from income taxes and the expected tax benefit for continuing operations using the federal statutory rate in effect for the years ended December 31 is as follows:

	2016	2015	2014
Amount computed using statutory rates	$(19.6)	$(18.6)	$(34.3)
State income taxes, net of federal benefit	(6.0)	(5.1)	(1.3)
Benefit from stock option exercises	(4.3)	—	—
State tax rate adjustment	(0.7)	1.7	6.6
Uncertain tax positions and interest	0.4	1.0	—
Nondeductible expenses	1.2	1.8	—
Other	(0.2)	0.7	(0.2)
Valuation allowance	3.5	(0.9)	(51.4)
Benefit from income taxes	$(25.7)	$(19.4)	$(80.6)

The Company’s deferred tax assets and liabilities from continuing operations relate to the following sources and differences between financial accounting and the tax basis of the Company’s assets and liabilities at December 31:

	2016	2015
Deferred tax assets
Allowance for doubtful accounts	$1.6	$1.7
Insurance reserve	16.2	16.8
Net operating loss	203.3	176.5
Capital loss carryforward	68.9	69.1
Accrued bonus and vacation	7.3	9.0
Stock compensation	2.0	1.9
Tax credits	7.2	7.2
Other	12.5	21.4
Total deferred tax assets	319.0	303.6
Valuation allowance	(98.7)	(95.2)
Deferred tax assets less valuation allowance	220.3	208.4
Deferred tax liabilities
Fixed asset basis	(106.8)	(110.8)
Intangible basis	(117.2)	(123.7)
Landfill and environmental remediation liabilities	(100.5)	(109.8)
Other	(8.6)	(3.1)
Deferred tax liabilities	(333.1)	(347.4)
Net deferred tax liability	$(112.8)	$(139.0)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Effective for the fourth quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard requires the Company to account for all of the tax effects related to share-based compensation through the statement of operations. For fiscal 2016, the adoption of this standard caused $4.7 to be recognized as a component of the benefit from income taxes.
The amounts recorded as deferred tax assets as of December 31, 2016 and 2015 represent the amounts of tax benefits of existing deductible temporary differences or net operating and capital loss carryforwards. Realization of deferred tax assets is dependent upon the generation of sufficient taxable income prior to expiration of any loss carryforwards. A valuation allowance has been recorded against deferred tax assets as of December 31, 2016 in the amount of $98.7. The valuation allowance for the year ended December 31, 2015 was $95.2. The Company has established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carryforwards. While the Company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.
The Company had available federal NOL carryforwards from continuing operations of approximately $476.6 and $417.4 at December 31, 2016 and 2015 respectively. The Company’s federal net operating losses have expiration dates beginning in the year 2019 through 2033 if not utilized against taxable income. The capital losses of $182.9 expire in 2017 and 2018, if not previously utilized against capital gains.
With the completion of the IPO in the fourth quarter of 2016, the Company experienced an ownership change pursuant to Section 382 of the Internal Revenue Code ("IRC"). This limitation is not expected to have an impact on the Company's ability to fully utilize its NOLs before expiration. Additionally, the Company has grown through a series of acquisitions and mergers and has had change of control events that resulted in limitations on the utilization of NOLs pursuant to Section 382 of the IRC. Approximately $139.0 of the NOLs from continuing operations are limited under the SRLY rules of the IRC. These NOLs are only available to be utilized against taxable income of the HWStar Waste Holdings, Corp. and subsidiaries thereof, a wholly-owned subsidiary of the Company. At this time, the Company expects to utilize these NOLs.
A predecessor of the Company had a transaction on November 1, 2005 that was treated as a reorganization. The Company estimates that it is subject to an annual limitation of approximately $4.2 on NOLs of approximately $29.1 originating prior to November 1, 2005.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Balance at January 1,	$7.3	$6.2	$6.2
Additions based on tax positions of prior years	0.1	0.5	—
Additions based on tax positions of current year	0.1	0.6	—
Balance at December 31,	$7.5	$7.3	$6.2
These liabilities are included as a component of other liabilities in the Company’s consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2016, $3.9 of net unrecognized tax benefit, if recognized in future periods, would impact the Company’s effective rate.
The Company recognizes interest expense related to unrecognized tax benefits in tax expense. During the tax years ended December 31, 2016, 2015 and 2014, respectively, the Company recognized approximately $0.2 of such interest expense as a component of the “Provision for Income Taxes” in each of the years.
The Company had approximately $2.5 and $2.2 of accrued interest and $0.4 and $0.3 of accrued penalties in its balance sheet as of December 31, 2016 and 2015, respectively.

The Company and its subsidiaries are subject to income tax in the United States at the federal, state, and local jurisdictional levels. During 2015, the Company finalized its 2012 federal audit with no changes reported. The Company has open tax years dating back to 2000. There were no settlements of federal or state audits during fiscal 2016. Prior to the acquisition, Veolia ES Solid Waste division was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities. During 2016, there were no changes in federal or state law that would result in a material impact to the financial statements or future cash flows.

18.    Fair Value of Financial Instruments
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
Cost approach
Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
Income approach
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
All instruments were valued using the market approach. The Company's interest rate caps are valued using a third-party pricing model that incorporates information about LIBOR yield curves, which is considered observable market data, for each instrument’s respective term. Counterparties to the Company's interest rate caps are financial institutions who participate in the Term Loan B. Valuations of those interest rate caps may fluctuate significantly from period to period due to volatility in valuation interest rates which are driven by market conditions and the scheduled maturities of the caps.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company’s assets and liabilities that are measured at fair value on a recurring basis approximate the following:

	Fair Value Measurement at December 31, 2016 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$1.2	$1.2	$—	$—	$—	$1.2
Derivative instruments - Asset position	2.3	—	2.3	—	—	2.3
Total recurring fair value measurements	$3.5	$1.2	$2.3	$—	$—	$3.5

	Fair Value Measurement at December 31, 2015 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$0.6	$0.6	$—	$—	$—	$0.6
Derivative instruments - Asset position	0.2	—	0.2	—	—	0.2
Derivative instruments - Liability position	(16.2)	—	(16.2)	—	—	(16.2)
Total recurring fair value measurements	$(15.4)	$0.6	$(16.0)	$—	$—	$(15.4)

Refer to Note 12 for disclosures regarding the fair value of long-term debt.

19.    Commitments and Contingencies
Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To secure its obligations, the Company has provided customers, various regulatory authorities and the Company’s insurer with such bonds totaling to approximately $715.5 and $709.0 as of December 31, 2016 and 2015, respectively. The majority of these obligations expire each year and are automatically renewed. Additionally, letters of credit have been issued to fulfill such obligations and are included in the total letters of credit outstanding disclosed in Note 12 "Long Term Debt" in the notes to the consolidated financial statements herein.    The Company has an obligation as part of the purchase of one of its C&D landfills for payments of 6% of net revenue that began at the commencement of landfill operations and continues through the life of the landfill.

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

20.    Restructuring
For fiscal 2016, the Company incurred $0.8 of restructuring costs related to the consolidation of districts in the Midwest region and the resignation of one corporate executive.
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

	2016	2015	2014
Restructuring charges	$0.8	$—	$4.6
Total pre-tax and restructuring charges	$0.8	$—	$4.6

The costs associated with the actions described above are included in accrued expenses in the accompanying consolidated financial statements and include the amounts as follows:

	2016	2015	2014
Beginning balance	$2.2	$5.4	$6.4
Expense	0.8	—	4.6
Cash expenditures
Severance and relocation	(1.4)	(2.7)	(5.1)
Other	(0.6)	(0.5)	(0.5)
Ending balance	$1.0	$2.2	$5.4

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

21.    Segment and Related Information

During the fourth quarter of fiscal 2016, the Company reorganized its internal organizational structure by moving two business units from the East segment to the South segment. Segment revenue, operating income, depreciation and amortization, capital expenditures and total assets for fiscal 2015 and fiscal 2014 have been reclassified to reflect the changes to our operating segments in fiscal 2016.
The Company's operations are managed through three operating segments: South, East and Midwest regions. These three operating segments and corporate entities are presented below as its reportable segments. The historical results, discussion and presentation of the Company's reportable segments are the result of its integrated waste management services consisting of collection, transfer, recycling and disposal of non-hazardous solid waste. Summarized financial information concerning our reportable segments for fiscal 2016, 2015 and 2014 is shown in the following table:

	Services Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
2016
South	$522.3	$91.7	$75.2	$64.5	$1,172.8
East	347.7	25.8	71.7	46.8	751.4
Midwest	534.6	78.3	91.5	55.8	1,415.0
Corporate	—	(63.9)	8.5	3.9	30.7
	$1,404.6	$131.9	$246.9	$171.0	$3,369.9
2015
South	$510.2	$69.4	$75.9	$52.8	$1,170.1
East	344.7	22.5	71.3	45.7	773.3
Midwest	541.6	61.1	103.8	76.2	1,447.3
Corporate	(0.1)	(57.9)	8.1	5.0	31.6
	$1,396.4	$95.1	$259.1	$179.7	$3,422.3
2014
South	$515.6	$74.7	$73.1	$53.4	$1,209.1
East	342.4	6.3	82.3	62.6	790.6
Midwest	545.2	51.2	108.1	73.1	1,437.3
Corporate	(0.2)	(62.8)	7.9	7.3	52.5
	$1,403.0	$69.4	$271.4	$196.4	$3,489.5

22.    Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 is as follows:

	2016	2015	2014
Cash paid for interest	$119.4	$116.4	$119.7
Cash paid for taxes	$1.5	$2.4	$3.2
Assets acquired under capital lease	$26.6	$10.2	$11.6

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

23.    Accumulated Other Comprehensive Income
The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of stockholders' equity, are as follows:

Gains and Losses on Derivative Instruments
Balance, December 31, 2013	$2.5
Other comprehensive income before reclassifications, net of tax	(1.0)
Net current period other comprehensive income	(1.0)
Balance, December 31, 2014	1.5
Other comprehensive income before reclassifications, net of tax	(1.5)
Net current period other comprehensive income	(1.5)
Balance, December 31, 2015	—
Other comprehensive income before reclassifications, net of tax	—
Net current period other comprehensive income	—
Balance, December 31, 2016	$—
The significant amounts either added to or reclassified out of each component of accumulated other comprehensive income are included in the tables below:

	Amount of Derivative Gain (Loss) Recognized in OCI – Effective for the Years Ended December 31,
Derivatives Designated as Cash Flow Hedges	2016	2015	2014
Interest rate caps	$—	$(2.0)	$(1.4)
Other	—	—	—
Total before tax	—	(2.0)	(1.4)
Tax benefit	—	0.5	0.4
Net of tax	$—	$(1.5)	$(1.0)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

24.    Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the respective quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating revenues	$333.8	$358.2	$360.6	$352.0
Income from operations	$13.0	$36.1	$39.6	$43.2
Consolidated net (loss) income (a)	$(14.3)	$0.2	$3.8	$(20.1)
Basic (loss) income per share	$(0.22)	$—	$0.06	$(0.24)
Diluted (loss) income per share	$(0.22)	$—	$0.06	$(0.24)
2015
Operating revenues	$330.4	$355.2	$361.3	$349.5
Income from operations	$24.0	$13.7	$32.5	$24.9
Consolidated net loss	$(10.8)	$(8.5)	$(5.5)	$(8.8)
Basic loss per share	$(0.17)	$(0.13)	$(0.09)	$(0.14)
Diluted loss per share	$(0.17)	$(0.13)	$(0.09)	$(0.14)

(a) Consolidated net loss for the fourth quarter of fiscal 2016 includes a loss on debt extinguishments and modifications of $64.7.

25.    Subsequent Events

Payment to Former Director

On January 17, 2017, we made the final payment to a former director under a compensation arrangement in the amount of $6.2.

Acquisition

On February 2, 2017, the Company completed the acquisition of an integrated environmental services company based near Indianapolis, Indiana. The acquired company services a 14 county area in central and eastern Indiana through a vertically-integrated network of solid waste collection, recycling, and disposal assets. The Company paid cash consideration of $66.0 for this acquisition, using proceeds from borrowings under its Revolving Credit Facility. The Company has not yet completed its initial purchase price allocation.

Asset Transfer and Liability Assumption Agreement

On February 2, 2017, the Company entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. The Company received a cash payment of $24.0, assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for capital expenditures of a gas infrastructure system. The assumed post-closure liabilities and capital expenditures for the gas infrastructure system approximate the amount of the cash payment. The cash payment was used to make a voluntary prepayment on the Term Loan B.

Greentree Landfill Waste Slide

On February 8, 2017, a waste slide occurred in one cell at our Greentree Landfill in Kersey, Pennsylvania. The Company is in the process of completing its evaluation of the liability incurred as a result of this waste slide, however, the extent of liability is not reasonably estimable at this time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).

Management's Report on Internal Control Over Financial Reporting
Management's report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.

Changes in Internal Control over Financial Reporting
Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the sections entitled “Directors, Executive Officers and Corporate Governance” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 24, 2017. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions, and Director Independence” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section entitled “Accounting Fees and Services” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements.
Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page 56 of this report.

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
Date: February 24, 2017
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

Signature	Title	Date

/s/ Richard Burke	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Richard Burke

/s/ Steven R. Carn	Chief Financial Officer, Treasurer (Principal Financial Officer)	February 24, 2017
Steven R. Carn

/s/ Matthew Gunnelson	Chief Accounting Officer, Assistant Treasurer (Principal Accounting Officer)	February 24, 2017
Matthew Gunnelson

/s/ Michael Koen	Director	February 24, 2017
Michael Koen

/s/ John Miller	Director	February 24, 2017
John Miller

/s/ Bret Budenbender	Director	February 24, 2017
Bret Budenbender

/s/ Jared Parker	Director	February 24, 2017
Jared Parker

/s/ Sergio Pedreiro	Director	February 24, 2017
Sergio Pedreiro

/s/ Matthew Rinklin	Director	February 24, 2017
Matthew Rinklin

/s/ B. Clyde Preslar	Director	February 24, 2017
B. Clyde Preslar

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger between Advanced Disposal Waste Holdings Corp. and Advanced Disposal Services, Inc.

(Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on October 12, 2016)

3.1
Amended and Restated Certificate of Incorporation of Advanced Disposal Services, Inc.

(Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on October 12, 2016)

3.2
Amended and Restated Bylaws of Advanced Disposal Services, Inc.

(Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on October 12, 2016)

4.1
Indenture, dated as of November 10, 2016, by and among Advanced Disposal Services, Inc., each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee

(Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2016)

10.1
Amendment and Restatement Agreement of the Company’s Credit Agreement, dated as of November 10, 2016, by and among the Company, the guarantors party thereto, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent and collateral agent

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2016)

10.2*
Form of Indemnity Agreement for Directors and Executive Officers of Advanced Disposal Services, Inc.

(Incorporated by reference to Exhibit 10.7 of Amendment No. 5 to the Company’s Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on August 11, 2016)

10.3
Executive Employment Agreement for Charles Appleby, dated November 20, 2012

(Incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.3a
Letter Agreement with Charles Appleby, dated June 20, 2014

(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on June 26, 2014)

10.4*
Executive Employment Agreement for Richard Burke, dated November 20, 2012

(Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.4a*
Amendment No. 1 to Executive Employment Agreement with Richard Burke, dated July 18, 2014

(Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on July 24, 2014)

10.4b*
Amendment No. 2 to Executive Employment Agreement with Richard Burke, dated June 24, 2016

(Incorporated by reference to Exhibit 10.6 of the Company's Form Current Report on 8-K, file number 333-191109, filed with the Securities and Exchange Commission on June 30, 2016)

10.5*
Executive Employment Agreement for Michael K. Slattery, dated May 29, 2015

(Incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.6*
Executive Employment Agreement for Bill Westrate, dated May 1, 2014

(Incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.7*
Executive Employment Agreement for Steven Carn, dated November 20, 2012

(Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.8*
Executive Employment Agreement for John Spegal, dated May 1, 2014

(Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, file number 333-191109, filed with the Securities and Exchange Commission on March 10, 2015)

10.9*
Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.10*
Advanced Disposal Waste Holdings Corp. Amended and Restated 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.11*
Amendment No. 1 to 2012 Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on November 5, 2015)

10.12*
Amendment No. 1 to 2012 Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on November 5, 2015)

10.13*
Amended and Restated Share Price Protection Agreement, between the Company and Charles Appleby, dated December 20, 2012

(Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.14*
Form of Senior Management Stock Option Award Agreement (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.15*
Form of Management Stock Option Award Agreement, Annual Award (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.16*
Form of Management Stock Option Award Agreement, Strategic Performance Award (Post-2009) (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.17*
Form of Management Stock Option Award Agreement, Strategic Performance Award (Pre-2010) (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.18*
Form of Senior Management Stock Option Award Agreement under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.19*
Form of Management Stock Option Award Agreement, Strategic Performance Award under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.20*
Form of Management Stock Option Award Agreement, Annual Award under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 11, 2013)

10.21*
Form of Performance Share Unit Award Agreement for Named Executive Officers under the Advanced Disposal Waste Holdings Corp. Amended and Restated 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on June 30, 2016)

10.22*
Form of Restricted Share Award Agreement for Named Executive Officers under the Advanced Disposal Waste Holdings Corp. Amended and Restated 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on June 30, 2016)

10.23*
Form of Restricted Share Unit Award Agreement for Named Executive Officers under the Advanced Disposal Waste Holdings Corp. Amended and Restated 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on June 30, 2016)

10.24*
Form of Non-Qualified Stock Option Award Agreement for Named Executive Officers under the Advanced Disposal Waste Holdings Corp. Amended and Restated 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on June 30, 2016)

10.25*
Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8, file number 333-214072, filed with the Securities and Exchange Commission on October 12, 2016)

10.26*
Advanced Disposal Services, Inc. Short Term Incentive Compensation Plan

(Incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.27*
Form of Award Agreement for Non-Qualified Stock Options for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 4 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on February 1, 2016)

10.28*
Form of Award Agreement for Incentive Stock Options for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 4 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on February 1, 2016)

10.29*
Form of Award Agreement for Restricted Shares for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 4 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on February 1, 2016)

10.30*
Form of Award Agreement for Restricted Share Units for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.31*
Form of Award Agreement for Restricted Shares for Directors under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.32
Stockholders Agreement, dated as of October 12, 2016, by and among the Company, Star Atlantic Waste Holdings, L.P., BTG Pactual International Portfolio Fund II SPC, Segregated Portfolio BTGPH Corp Hedge, and Canada Pension Plan Investment Board

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, file number 333-37904, filed with the Securities and Exchange Commission on October 12, 2016)

10.33
Registration Rights Agreement, dated as of October 12, 2016, by and among the Company, Star Atlantic Waste Holdings, L.P., and certain shareholders of the Company.

(Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, file number 333-37904, filed with the Securities and Exchange Commission on October 12, 2016)

14.1
Code of Business Conduct

(Incorporated by reference to Exhibit 14.a of the Company’s Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on December 2, 2015)

21.1	Subsidiaries of Advanced Disposal Services, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report