Form 10-Q
period 2017-03-31
Advanced Disposal Services, Inc.
filed 2017-05-08
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 25, 2017 was 88,263,804 shares.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth in "Risk Factors" in our 2016 Annual Report on Form 10-K.

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

•	risks associated with our substantial indebtedness and working capital deficit;

•	risks associated with our ability to implement our growth strategy as and when planned; and

•	the other risks described in the "Risk Factors" section of our 2016 Annual Report on Form 10-K.
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1.7	$1.2
Accounts receivable, net of allowance for doubtful accounts of $4.3 and $4.0, respectively	169.3	183.2
Prepaid expenses and other current assets	31.2	30.3
Total current assets	202.2	214.7
Other assets	22.5	23.3
Property and equipment, net of accumulated depreciation of $1,209.2 and $1,163.0, respectively	1,683.3	1,633.4
Goodwill	1,200.7	1,173.9
Other intangible assets, net of accumulated amortization of $220.9 and $210.7, respectively	318.5	324.6
Total assets	$3,427.2	$3,369.9
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$70.7	$86.5
Accrued expenses	117.6	109.8
Deferred revenue	61.4	62.5
Current maturities of landfill retirement obligations	30.2	29.3
Current maturities of long-term debt	56.5	36.5
Total current liabilities	336.4	324.6
Other long-term liabilities	55.5	54.2
Long-term debt, less current maturities	1,888.6	1,887.0
Accrued landfill retirement obligations, less current maturities	193.7	161.8
Deferred income taxes	124.8	112.8
Total liabilities	2,599.0	2,540.4
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,263,804 and 88,034,813 shares issued and outstanding, respectively	0.9	0.8
Additional paid-in capital	1,475.9	1,470.3
Accumulated deficit	(648.6)	(641.6)
Total stockholders' equity	828.2	829.5
Total liabilities and stockholders' equity	$3,427.2	$3,369.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended March 31,
	2017	2016

Service revenues	$347.4	$333.8
Operating costs and expenses
Operating	228.9	213.2
Selling, general and administrative	45.0	45.0
Depreciation and amortization	61.4	60.8
Acquisition and development costs	0.5	0.1
Loss on disposal of assets	0.3	0.9
Restructuring charges	—	0.8
Total operating costs and expenses	336.1	320.8
Operating income	11.3	13.0
Other income (expense)
Interest expense	(22.5)	(34.4)
Other (expense) income, net	(0.5)	0.1
Total other expense	(23.0)	(34.3)
Loss before income taxes	(11.7)	(21.3)
Income tax benefit	(4.7)	(7.0)
Net loss	$(7.0)	$(14.3)

Net loss attributable to common stockholders per share
Basic loss per share	$(0.08)	$(0.22)
Diluted loss per share	$(0.08)	$(0.22)
Basic average shares outstanding	88,136,714	64,493,536
Diluted average shares outstanding	88,136,714	64,493,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended March 31,
	2017	2016

Net loss	$(7.0)	$(14.3)
Other comprehensive loss, net of tax	—	—
Comprehensive loss	$(7.0)	$(14.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
(in millions, except share data)	Common Stock
	Shares	Amount

Balance at December 31, 2016	88,034,813	$0.8	$1,470.3	$(641.6)	$829.5
Net loss	—	—	—	(7.0)	(7.0)
Stock-based compensation	—	—	2.7	—	2.7
Stock option exercises	228,991	0.1	2.9	—	3.0
Balance at March 31, 2017	88,263,804	$0.9	$1,475.9	$(648.6)	$828.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7.0)	$(14.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	61.4	60.8
Change in fair value of derivative instruments	0.8	(4.1)
Amortization of interest rate cap premium	—	0.2
Amortization of debt issuance costs and original issue discount	1.6	4.9
Accretion on landfill retirement obligations	3.6	3.3
Other accretion and amortization	0.9	0.6
Provision for doubtful accounts	1.2	0.8
Loss on disposition of property and equipment	0.3	0.8
Stock based compensation	2.7	0.4
Deferred tax benefit	(5.3)	(7.3)
Earnings in equity investee	(0.4)	(0.5)
Changes in operating assets and liabilities, net of businesses acquired
Decrease in accounts receivable	15.2	9.9
(Increase) decrease in prepaid expenses and other current assets	(0.2)	4.4
Decrease (increase) in other assets	0.4	(0.4)
Decrease in accounts payable	(7.8)	(3.1)
Increase in accrued expenses	5.1	4.2
Decrease in unearned revenue	(1.4)	(1.8)
Increase (decrease) in other long-term liabilities	1.0	(0.6)
Capping, closure and post-closure obligations	(0.8)	(4.2)
Assumption of long term care and closure reserve	24.0	—
Net cash provided by operating activities	95.3	54.0
Cash flows from investing activities
Purchases of property and equipment and landfill construction and development	(41.9)	(38.5)
Proceeds from sale of property and equipment	0.6	0.4
Acquisition of businesses, net of cash acquired	(67.9)	(1.6)
Net cash used in investing activities	(109.2)	(39.7)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	87.0	35.0
Repayment on debt instruments, including capital leases	(75.6)	(41.1)
Proceeds from stock option exercises	3.0	—
Bank overdraft	—	1.1
Other financing activities	—	0.1
Return of capital to former parent	—	(9.5)
Net cash provided by (used in) financing activities	14.4	(14.4)
Net increase (decrease) in cash and cash equivalents	0.5	(0.1)
Cash and cash equivalents, beginning of period	1.2	0.6
Cash and cash equivalents, end of period	$1.7	$0.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
Advanced Disposal Services, Inc. together with its consolidated subsidiaries, as a consolidated entity, is a nonhazardous solid waste services company providing collection, transfer, recycling and disposal services to customers in the South, Midwest and Eastern regions of the United States.
The Company manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, recycling and disposal services. Additional information related to segments can be found in Note 9.
Four acquisitions were completed during the three months ended March 31, 2017 for aggregate prices consisting of a cash purchase price, net of cash acquired, of $67.9 and notes payable of $0.7, subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. Four acquisitions were completed during the three months ended March 31, 2016 for a cash purchase price of $1.4 and notes payable of $0.2. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition. The Company is still reviewing information surrounding property and equipment, intangible assets, current liabilities and long-term liabilities related to acquisitions completed subsequent to March 31, 2016. See Note 12, Acquisitions, to our unaudited condensed consolidated financial statements for further details on acquisitions completed during the three months ended March 31, 2017.
During the three months ended March 31, 2017, the Company entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. The Company received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, the Company assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The assumed post-closure liabilities and expenditures related to the gas infrastructure system approximate the amount of the cash payment. The payments related to the assumed post-closure liabilities and expenditures related to the gas infrastructure system will be made in future periods.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive loss, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 which simplifies the goodwill impairment test by eliminating step 2 of the quantitative assessment. Under the guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, entities should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for the Company on January 1, 2020 and early adoption of the standard is permitted. The Company's early adoption on January 1, 2017 did not have an impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. The new update is effective for annual periods beginning after December 15, 2017 with early adoption permitted. The Company's early adoption on January 1, 2017 did not have an impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company anticipates adopting the standard as a cumulative effect adjustment as of the date of adoption.

To assess the impact of the standard, the Company is using internal resources to lead the implementation efforts. The Company's internal resources reviewed the amended guidance, attended training classes and consulted with other accounting professionals to assist with interpretation of the amended guidance. The Company completed a review of its municipal contracts and documented key terms. The Company is in the process of sampling additional contracts based on size and specifically identified contract characteristics that could be accounted for differently under the amended guidance. Changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. The Company is still in the process of determining if the new standard will impact the timing of revenue recognition.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2016 and for the three months ended March 31, 2017 are shown in the table below:

Balance at December 31, 2015	$193.7
Increase in retirement obligation	9.3
Accretion of closure and post-closure costs	13.0
Change in estimate	(7.4)
Costs incurred	(17.5)
Balance at December 31, 2016	191.1
Increase in retirement obligation	2.1
Accretion of closure and post-closure costs	3.6
Costs incurred	(0.8)
Assumption of long term care and closure reserves	27.9
Balance at March 31, 2017	223.9
Less: Current portion	(30.2)
$193.7

4. Loss Per Share

The following table sets forth the computation of basic loss per share and loss per share, assuming dilution:

		Three Months Ended March 31,
		2017	2016
Numerator: (Dollars in millions)
	Net loss	$(7.0)	$(14.3)
Denominator:
	Average common shares outstanding	88,136,714	64,493,536
	Other potentially dilutive common shares	—	—
	Average common shares outstanding, assuming dilution	88,136,714	64,493,536

	Net loss per share, basic	$(0.08)	$(0.22)
	Net loss per share, assuming dilution	$(0.08)	$(0.22)
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

Pursuant to the FASB’s Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, the Company includes additional shares in the computation of net income per share, assuming dilution. This is not applicable for either period presented as the Company is in a net loss position for each period. The additional shares that would be included in diluted net income per share would represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into common stock. When calculating diluted net income per share, the ASC requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options because it is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Approximately 3.8 million and 3.9 million of outstanding stock awards for the first quarters ended March 31, 2017 and March 31, 2016, respectively, were excluded from the diluted loss per share calculation because their effect was antidilutive.

5.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	March 31, 2017	December 31, 2016
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (3.88% and 4.49% at March 31, 2017 and December 31, 2016, respectively) due quarterly; balance due at maturity in November 2021	$22.0	$—
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,476.3	1,480.0
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Capital lease obligations, maturing through 2024	45.6	42.5
Other debt	13.9	15.1
	1,982.8	1,962.6
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(37.7)	(39.1)
Less: Current portion	(56.5)	(36.5)
	$1,888.6	$1,887.0

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future U.S. subsidiaries (which also guarantee the Senior Notes), subject to certain agreed-upon exemptions. All guarantors are jointly and severally and fully and unconditionally liable. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolver and Letter of Credit Facilities
As of March 31, 2017, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of March 31, 2017 and December 31, 2016, the Company had $22.0 and $0.0 of borrowings outstanding on the Revolver, respectively. As of March 31, 2017 and December 31, 2016, the Company had an aggregate of $42.1 and $42.1, respectively, of letters of credit outstanding under its credit facilities.

6. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Other long term assets	$1.5	$2.3
Total derivatives		$1.5	$2.3
The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Interest Rate Caps
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The interest rate caps expired in various tranches through fiscal 2016. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortized the premium to interest expense based upon decreases in time value of the caps. Amortization expense was approximately $0.2 for the three months ending March 31, 2016.
In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company is paying the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded a loss of $1.3 for the three months ended March 31, 2017 of which $0.5 was a realized loss. The notional value of the contracts aggregated were $800.0 as of March 31, 2017 and will remain constant through maturity in September 2019.
Commodity Futures Contracts
Prior to fiscal 2017, the company utilized fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices would fluctuate. The Company has used financial derivative instruments for both short-term and long-term time frames and utilized fixed price swap agreements to manage the identified risk. The Company does not currently have plans to enter into derivative financial instruments for trading or speculative purposes. All fuel derivative contracts entered into by the Company expired prior to fiscal 2017. Changes in the fair value and settlements of the fuel derivative instruments were recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded losses of $0.6 for the three months ended March 31, 2016.

7. Income Taxes

The Company’s effective income tax benefit rate for the three months ended March 31, 2017 and 2016 was 40.2% and 32.9%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2017 was primarily due to the favorable impact of the change in recorded valuation allowance and the favorable impact of state and local taxes. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2016 was primarily due to the unfavorable impact of the change in recorded valuation allowance and the unfavorable impact of permanently non-deductible expenses.
As of March 31, 2017, we have $10.2 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property, workers' compensation, directors and officers liability, pollution, legal liability and other coverages the Company believes are customary to the industry. The Company's exposure to loss for insurance claims is generally limited to the per incident deductible, or self-insured retention, under the related insurance policy. Its exposure, however, could increase if its insurers are unable to meet their commitments on a timely basis.
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

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. During the three months ended March 31, 2017, the Company recorded a charge in operating expenses of $5.4, representing the Company’s current estimate of probable costs to relocate displaced material and restore infrastructure, net of estimated insurance recoveries. Actual costs could vary depending on actual insurance recoveries and actual expenses incurred.
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

Multiemployer Defined Benefit Pension Plans
Approximately 13.1% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which it contributes could have a material adverse effect on the Company's business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on the Company's results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

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

9. Segment and Related Information
The Company manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating segments. As disclosed in the Company's 2016 Annual Report on Form 10-K, the Company reorganized its internal structure during the fourth quarter of fiscal 2016 by moving two business units from the East segment to the South segment. Segment revenue, operating income and depreciation and amortization for the quarter ended March 31, 2016 have been reclassified to reflect these changes to the Company's operating segments. As a result for the quarter ended March 31, 2016, $5.4 of segment revenue was reclassified from the East to the South, $0.8 of operating income was reclassified from the East to the South and $0.5 of depreciation and amortization was reclassified from the East to the South. Summarized financial information concerning reportable segments for the three months ended March 31, 2017 and 2016 are shown in the table below:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2017
South	$135.5	$22.2	$19.1
East	86.1	(2.6)	17.5
Midwest	125.8	11.3	22.6
Corporate	—	(19.6)	2.2
	$347.4	$11.3	$61.4

Three Months Ended March 31, 2016
South	$128.6	$20.7	$19.1
East	82.9	2.8	16.9
Midwest	122.3	11.4	22.9
Corporate	—	(21.9)	1.9
	$333.8	$13.0	$60.8

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

		Fair Value Measurement at March 31, 2017 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.7	$1.7	$—	$—	$—	$1.7
Interest rate caps - asset position	1.5	—	1.5	—	—	1.5
Total recurring fair value measurements	$3.2	$1.7	$1.5	$—	$—	$3.2

		Fair Value Measurement at December 31, 2016 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.2	$1.2	$—	$—	$—	$1.2
Interest rate caps - asset position	2.3	—	2.3	—	—	2.3
Total recurring fair value measurements	$3.5	$1.2	$2.3	$—	$—	$3.5

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of March 31, 2017 and December 31, 2016, respectively.

The estimated fair value of the Company’s debt is as follows:

	March 31, 2017	December 31, 2016
Revolver	$22.0	$—
Senior Notes	430.8	425.5
Term Loan B	1,488.3	1,495.7
	$1,941.1	$1,921.2
The carrying value of the Company’s debt at March 31, 2017 and December 31, 2016 was $1,923.3 and $1,905.0, respectively.

11. Stock-based Compensation

Named Executive Officer (NEO) Grants
During the quarter ended March 31, 2017, there were 50,464 NEO restricted stock units granted under the 2016 Omnibus Equity Plan (the "2016 Plan") with a fair value of $22.00 per share. The restricted stock units will vest in three equal installments over each of the first three anniversaries of the date of the grant.
During the quarter ended March 31, 2017, there were 100,930 NEO performance stock units (PSUs) granted under the 2016 Plan with a fair value of $22.00 per share. The PSUs will vest in full on the third anniversary of the date of the grant. The PSUs shall be measured based on the Company's budget and are weighted as follows: Adjusted EBITDA: 50%; Adjusted EBITDA less capital expenditures: 30%; and Revenue: 20%. The measurement criteria begins with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSUs granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSUs granted. Performance will be measured separately for each of the three years in the performance period and the total number of PSUs earned at the conclusion of the three-year performance period will be the sum of the PSUs earned with respect to each individual year.
During the quarter ended March 31, 2017, there were 213,507 NEO options granted under the 2016 Plan. Each option had an estimated fair value of $5.20 per option on the date of grant and each option had an exercise price of $22.00. The options will vest in three equal installments over each of the first three anniversaries of the date of the grant. The contractual term of each option is ten years.
During the quarter ended March 31, 2017, 118,217 performance options were granted to the Company's Chief Executive Officer based on fiscal 2016 performance criteria. Each option had an estimated fair value of $5.86 per option on the date of grant and each option had an exercise price of $23.30. The options will vest in full on the third anniversary of the date of the grant. The contractual term of each option is ten years.
Non-Employee Director Grants
During the quarter ended March 31, 2017, there were 4,545 restricted stock units granted under the 2016 Plan to non-employee directors with a fair value of $22.00 per share. The restricted stock units will vest in three equal installments over each of the first three anniversaries of the date of the grant.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Annual Stock Option Grants
During the quarter ended March 31, 2017, there were 788,500 annual options granted under the 2016 Plan for employees other than the NEO's. Each option had an estimated fair value of $5.32 per option on the date of grant and each option had an exercise price of $22.00. The options will vest 20% on date of grant and 20% in four equal installments over each of the first four anniversaries of the date of the grant. The contractual term of each option is ten years.

12. Acquisitions
Four acquisitions were completed during the three months ended March 31, 2017 for aggregate prices consisting of a cash purchase price, net of cash acquired, of $67.9 and notes payable of $0.7, subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. The goodwill recognized of $26.8 represents synergies from the combined operations of the acquired entities and the Company. The Company is still reviewing information surrounding property and equipment, intangible assets, current liabilities and long-term liabilities resulting from the acquisitions, which may result in changes to the Company’s preliminary purchase price allocation during subsequent periods. Transaction costs related to these acquisitions were not significant for the quarter ended March 31, 2017. The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

The following table summarizes the estimated fair values of the assets acquired, net of cash acquired, during the quarter ended March 31, 2017:

March 31, 2017
Current assets	$3.3
Property and equipment	58.8
Goodwill	26.8
Other intangible assets	4.1
Total assets acquired	93.0
Current liabilities	3.8
Accrued landfill retirement obligations	3.9
Deferred tax liability	17.4
Total liabilities assumed	25.1
Net assets acquired	$67.9
The following table presents the allocation of the purchase price to other intangible assets:

March 31, 2017
Customer lists and contracts	$3.8
Noncompete	0.1
Other	0.2
$4.1
The amount of goodwill recorded related to these acquisitions for the South Segment, East Segment, and Midwest Segment was $0.0, $26.6, and $0.2, respectively. The amount of goodwill deductible for tax purposes related to these acquisitions is $0.2.
The weighted average life of other intangible assets in years is as follows:

Customer lists and contracts	16
Noncompete	5

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

13. Subsequent Events

Collection Operations Facility Lease

On May 1, 2017, the Company commenced a capital lease for a 22,500 square foot building and related improvements near Orlando, Florida. The Company plans to operate the premises as a terminal for the storage and maintenance of collection vehicles. The lease shall terminate on the last day of the tenth lease year and the Company shall have the right to extend the term of the lease for five consecutive periods of five years each. The Company expects to record approximately $7.2 of property and equipment and $7.2 of long term debt, less current maturities, on the balance sheet during the second quarter of fiscal 2017.

Intangible Asset Impairment

The Company has collection operations in South Carolina which operates in a competitor owned disposal market that does not align with the Company's long-term market strategy of vertically integrated operations with Company owned disposal sites or marketplace neutral disposal sites. During April of fiscal 2017, facts and circumstances led the Company to evaluate the long-term market strategy for the South Carolina collection operations and re-evaluate the cash flows provided by this market. The Company determined it appropriate to impair certain intangible assets that were recorded as part of the purchase accounting when these entities were acquired. Based on these facts and circumstances, the Company anticipates recording an intangible asset impairment charge of $13.1 during the second quarter of fiscal 2017.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2016 Annual Report on Form 10-K. All dollar amounts are presented in millions, unless otherwise stated.
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential and over 200,000 commercial and industrial (C&I) customers through our extensive network of 91 collection operations, 73 transfer stations, 22 owned or operated recycling facilities and 40 owned or operated landfills. We operate 5 landfill gas and renewable energy projects and have an additional 12 third party owned landfill gas and renewable energy projects. We also have post-closure responsibility for 5 closed landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly efficient and profitable collection operations with lower capital requirements.
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

	Three Months Ended March 31,
	2017		2016

Service revenues	$347.4	100.0%	$333.8	100.0%
Operating costs and expenses
Operating	228.9	65.9%	213.2	63.9%
Selling, general and administrative	45.0	13.0%	45.0	13.5%
Depreciation and amortization	61.4	17.7%	60.8	18.2%
Acquisition and development costs	0.5	0.1%	0.1	—%
Loss on disposal of assets	0.3	—%	0.9	0.3%
Restructuring charges	—	—%	0.8	0.2%
Total operating costs and expenses	336.1	96.7%	320.8	96.1%
Operating income	$11.3	3.3%	$13.0	3.9%

Three months ended March 31, 2017 compared to 2016
Operating income decreased $1.7 or 13.1% to $11.3 for the three months ended March 31, 2017. The decrease for the three months ended March 31, 2017 was primarily the result of the following:

•	Expenses recorded of $5.4, net of estimated insurance recoveries, during the three months ended March 31, 2017 related to the Greentree landfill waste slide;

•	Higher salary and wage expense of $2.2 due to merit increases, acquisition activity, higher healthcare costs and higher workers' compensation cost.
The decrease for the three months ended March 31, 2017 was partially offset by the following:

•	Higher environmental fee revenue of $3.4 as a result of a rate increase that went into effect in July of fiscal 2016;

•	Higher recycling revenue, net of recycling rebates, of $2.5 due to an increase in recycling commodity prices.
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

	Three Months Ended March 31,
	2017		2016

Collection	$241.2	69.4%	$238.6	71.5%
Disposal	117.8	33.9%	115.5	34.6%
Sale of recyclables	8.2	2.4%	4.2	1.3%
Fuel fees and environmental fees	24.0	6.9%	19.0	5.7%
Other revenue	23.1	6.6%	20.1	6.0%
Intercompany eliminations	(66.9)	(19.2)%	(63.6)	(19.1)%
Total service revenues	$347.4	100.0%	$333.8	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Average yield	2.4%	1.9%
Recycling	1.4%	—%
Fuel fee revenue	0.4%	(1.3)%
Total yield	4.2%	0.6%
Organic volume	(1.7)%	0.4%
Acquisitions	1.8%	2.3%
Divestitures	(0.2)%	(2.3)%
Total revenue growth	4.1%	1.0%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel fee revenue.
During the three months ended March 31, 2017, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2016:

•
Average yield increased revenue by 2.4% for the three months ended March 31, 2017 primarily due to positive pricing related to our MSW disposal volumes, special waste disposal volumes and all of our collection operations. Additionally, our environmental fee contributed to the increase due to a rate increase that went into effect in July 2016;

•	Recycling revenue increased revenue by 1.4% during the three months ended March 31, 2017 due to an increase in recycling commodity prices;

•
Fuel fee revenue increased revenue by 0.4% during the three months ended March 31, 2017. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharge fees reset on a monthly basis therefore an increase in our fuel fee revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•
Organic volume decreased revenue by 1.7% during the three months ended March 31, 2017 primarily due to the loss of residential contracts in our Midwest and East segments and lower shale volumes in our East segment;

•	Acquisitions increased revenue by 1.8% during the three months ended March 31, 2017 due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.2% during the three months ended March 31, 2017 due to our strategic decisions to divest low margin businesses in fiscal 2016.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue).

	Three Months Ended March 31,
	2017		2016

Operating	$225.3	64.9%	$209.9	62.9%
Accretion of landfill retirement obligations	3.6	1.0%	3.3	1.0%
Operating expenses	$228.9	65.9%	$213.2	63.9%
Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

•	Maintenance and repairs expenses which include labor, maintenance and repairs to our vehicles, equipment and containers;

•	Fuel costs which include the direct cost of fuel used by our vehicles, net of fuel tax credits;

•	Franchise fees and taxes which consist of municipal franchise fees, host community fees and royalties;

•	Risk management expenses which include casualty insurance premiums, claims payments, estimates for claims incurred but not reported and casualty losses;

•	Other expenses which include expenses such as facility operating costs, equipment rent, leachate treatment and disposal, and other landfill maintenance costs;

•
Accretion expense related to landfill capping, closure and post-closure is included in operating expenses in our condensed consolidated statement of operations, but, it is excluded from the table below (refer to “Accretion of Landfill Retirement Obligations” for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2017		2016

Labor and related benefits	$75.4	21.7%	$73.2	21.9%
Transfer and disposal costs	47.6	13.7%	45.6	13.7%
Maintenance and repairs	33.2	9.6%	32.0	9.6%
Fuel	15.8	4.5%	12.2	3.7%
Franchise fees and taxes	14.3	4.1%	14.6	4.4%
Risk management	9.1	2.6%	8.4	2.5%
Other	24.5	7.1%	23.9	7.2%
Subtotal	$219.9	63.3%	$209.9	62.9%
Greentree expenses, net of estimated insurance recoveries	5.4	1.6%	—	—%
Total operating expenses, excluding accretion expense	$225.3	64.9%	$209.9	62.9%

The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.

Three months ended March 31, 2017 compared to 2016
Operating expenses increased by $15.4 or 7.3% to $225.3 for the three months ended March 31, 2017 from $209.9 for the three months ended March 31, 2016. The change reflects the following:

•
Labor and related benefits increased by $2.2 or 3.0% to $75.4 which was primarily attributable to merit increases, acquisition activity, higher health care costs and higher workers' compensation costs;

•
Transfer and disposal costs increased by $2.0 or 4.4% to $47.6 primarily due to higher costs as a result of acquisition activity, third party trucking costs and higher recycling rebates due to the increase in recycling commodity prices;

•
Maintenance and repairs expense increased by $1.2 or 3.8% to $33.2. The increase was driven by increased labor costs primarily attributable to merit increases, acquisition activity and higher health care costs;

•	Fuel costs increased $3.6 or 29.5% to $15.8 primarily resulting from increases in diesel fuel prices;

•	Franchise fees and taxes decreased $0.3 or 2.1% to $14.3 primarily due to changes in the mix of waste in the Midwest segment;

•	Risk management expense increased $0.7 or 8.3% to $9.1 primarily due to higher automobile and property insurance costs;

•	Other operating costs increased $0.6 or 2.5% to $24.5 primarily due to an increase in maintenance costs related to a landfill gas control system;

•	We recorded $5.4 of costs, net of estimated insurance recoveries, associated with the Greentree landfill waste slide.
Accretion of Landfill Retirement Obligations
Accretion expense was $3.6 and $3.3 for the three months ended March 31, 2017 and 2016, respectively. The increase of $0.3 was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the three months ended March 31, 2017 and the acquisition of a landfill during the three months ended March 31, 2017. For a discussion of factors affecting capping obligations, see the critical accounting policies in our 2016 Annual Report on Form 10-K.

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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2017		2016

Salaries	$29.4	8.5%	$24.3	7.3%
Legal and professional	3.2	0.9%	9.7	2.9%
Other	12.4	3.6%	11.0	3.3%
Total selling, general and administrative expenses	$45.0	13.0%	$45.0	13.5%

Three months ended March 31, 2017 compared to 2016

•
Our salaries expenses increased by $5.1 or 21.0% to $29.4 primarily attributable to a $3.9 increase in stock based compensation expense and an increase in severance expense of $0.8. Stock based compensation expense increased due to our compensation structure shifting more towards equity based compensation and the impact of initial public offering related awards. Additionally, our annual stock options were issued during the first quarter in fiscal 2017 compared to the second quarter in fiscal 2016 and these options vest 20% on the date of grant resulting in 20% of stock compensation expense being recorded on the date of grant.

•
Legal and professional fees decreased $6.5 or 67.0% to $3.2 primarily due to $7.2 of expenses incurred during the first quarter of fiscal 2016 related to the launch of the initial public offering process that was not completed.

•	Other selling, general and administrative expenses increased $1.4 or 12.7% to $12.4 primarily due to increased bad debt expense and higher corporate insurance costs.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended March 31,
	2017		2016

Depreciation, amortization and depletion of property and equipment	$51.0	14.7%	$50.0	15.0%
Amortization of other intangible assets	10.4	3.0%	10.8	3.2%
Depreciation and amortization	$61.4	17.7%	$60.8	18.2%
Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes to the consolidated financial statements in our 2016 Annual Report on Form 10-K for a further discussion of our accounting policies.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2017		2016

Depreciation and amortization of property and equipment	$32.5	9.4%	$31.7	9.5%
Landfill depletion and amortization	18.5	5.3%	18.3	5.5%
Depreciation, amortization and depletion of property and equipment	$51.0	14.7%	$50.0	15.0%

Three months ended March 31, 2017 compared to 2016

•	Depreciation and amortization of property and equipment increased $0.8 or 2.5% to $32.5 due to acquisition activity.

•	Landfill depletion and amortization increased $0.2 or 1.1% to $18.5 due to acquisition activity.

Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.4 and $10.8 or as a percentage of revenue, 3.0% and 3.2%, for the three months ended March 31, 2017 and 2016, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized partially offset by increased acquisition activity in the current year.
Acquisitions
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy.

We completed four acquisitions during the three months ended March 31, 2017 for a cash purchase price, net of cash acquired, of $67.9 and notes payable of $0.7, subject to net working capital adjustments, which we expect to be completed within approximately one year. Four acquisitions were completed during the three months ended March 31, 2016 for a cash purchase price of $1.4 and notes payable of $0.2. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.

Other, Net
Changes in the fair value and settlements of derivative instruments are recorded in other (expense) income, net in the condensed consolidated statements of operations and amounted to losses of $1.3 and $0.6 for the three months ended March 31, 2017 and 2016, respectively. Income from equity investee for the three months ended March 31, 2017 and 2016, respectively was $0.4 and $0.5.

Interest Expense
The $11.9 decrease in interest expense for the three months ended March 31, 2017 was due to the benefit from lower debt levels as a result of paying down debt with our initial public offering proceeds and lower interest rates due to refinancing our debt structure in November of fiscal 2016. See Note 12, Long Term Debt, to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K for further details on our debt refinancing.
Cash paid for interest was $14.8 and $17.7 for the three months ended March 31, 2017 and 2016, respectively.
Income Taxes
Our effective income tax benefit rate for the three months ended March 31, 2017 and 2016 was 40.2% and 32.9%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2017 was primarily due to the favorable impact of the change in recorded valuation allowance and the favorable impact of state and local taxes. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2016 was primarily due to the unfavorable impact of the change in recorded valuation allowance and the unfavorable impact of permanently non-deductible expenses.
Cash paid for income taxes (net of refunds) was $0.3 and $0.1 for the three months ended March 31, 2017 and 2016, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. As disclosed in our 2016 Annual Report on Form 10-K, we reorganized our internal structure during the fourth quarter of fiscal 2016 by moving two business units from the East segment to the South segment. Segment revenue, operating income and depreciation and amortization for the quarter ended March 31, 2016 have been reclassified to reflect these changes to our operating segments. As a result, for the quarter ended March 31, 2016, $5.4 of segment revenue was reclassified from the East to the South, $0.8 of operating income was reclassified from the East to the South and $0.5 of depreciation and amortization was reclassified from the East to the South. Revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2017
South	$135.5	$22.2	$19.1
East	86.1	(2.6)	17.5
Midwest	125.8	11.3	22.6
Corporate	—	(19.6)	2.2
	$347.4	$11.3	$61.4

Three Months Ended March 31, 2016
South	$128.6	$20.7	$19.1
East	82.9	2.8	16.9
Midwest	122.3	11.4	22.9
Corporate	—	(21.9)	1.9
	$333.8	$13.0	$60.8
Comparison of Reportable Segments—Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
South Segment
Revenue increased $6.9 or 5.4% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in revenue was due to higher prices in all of our collection operations of $2.0, higher recycling revenue of $1.9 due an increase in recycling commodity prices, the positive impact of acquisitions of $1.8 and higher environmental fees of $1.1 due to a rate increase that went into effect in July of 2016.

Operating income from our South Segment increased by $1.5 or 7.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to higher revenue as described above partially offset by higher disposal and transportation costs of $1.8, higher salary and wages of $1.6 due to merit increases, higher healthcare costs and higher workers' compensation costs and higher net fuel costs of $1.1 due to an increase in diesel fuel prices.
East Segment
Revenue increased by $3.2, or 3.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to the impact of current year acquisitions of $4.2 and higher third party trucking revenue of $1.6 due to special waste project activity. These increases were partially offset by a reduction in shale related revenue of $2.2.
Operating income from our East Segment decreased $5.4 or 207.7% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to costs associated with the Greentree landfill waste slide.

Midwest Segment
Revenue increased $3.5 or 2.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to an increase in recycling revenue of $3.0 due to an increase in recycling commodity prices, higher prices in all of our collection operations of $2.0 and an increase in environmental fees of $1.8 due to a rate increase that went into effect in July of fiscal 2016. The increases were partially offset by a reduction in residential revenue of $3.0 due to the loss of municipal contracts in fiscal 2016.
Operating income from our Midwest Segment decreased by $0.1 or 0.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The revenue increase of $3.5 above was offset by higher recycling rebates of $1.0 due to an increase in recycling commodity prices, higher fuel expense of $0.9 due to an increase in diesel fuel prices, an increase in maintenance costs of $0.5 related to a landfill gas control system and various other operating costs of $1.2.
Corporate
Operating loss decreased $2.3 or 10.5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to expenses incurred of $7.2 during the first quarter of fiscal 2016 related to the launch of the initial public offering process that was not completed. The positive impact of this for the quarter was partially offset by higher stock compensation expense of $3.9 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At March 31, 2017, the Company had negative working capital which was driven by purchases of property and equipment and landfill construction and development during the three months ended March 31, 2017 as well as the use of our cash to fund acquisitions. At December 31, 2016, we had negative working capital which was driven by repayments on the Term Loan B and cash used for initial public offering costs. The Company has more than adequate availability on its Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	March 31, 2017	December 31, 2016

Cash and cash equivalents	$1.7	$1.2

Debt:
Current portion	56.5	36.5
Long-term portion	1,888.6	1,887.0
Total debt	$1,945.1	$1,923.5

Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$95.3	$54.0
Net cash used in investing activities	$(109.2)	$(39.7)
Net cash provided by (used in) financing activities	$14.4	$(14.4)
Cash Flows Provided by Operating Activities
We generated $95.3 of cash flows from operating activities during the three months ended March 31, 2017, compared with $54.0 during the three months ended March 31, 2016. The variance was primarily due to the following:

•
During the three months ended March 31, 2017, the Company entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. The Company received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, the Company assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The assumed post-closure liabilities and expenditures related to the gas infrastructure system approximate the amount of the cash payment. The payments related to the assumed post-closure liabilities and expenditures related to the gas infrastructure system will be made in future periods;

•	A decrease in our net loss by $7.3 due to improved operating results;

•	A larger decrease in accounts receivable by $5.3 due to increased emphasis on collection activities at our shared service center;

•
A decrease in the fair value of derivative instruments of $0.8 compared to an increase of $4.1 in the prior year period. This is primarily due to gains related to fuel derivatives in the prior year period.

Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt.
Cash Flows Used in Investing Activities
We used $109.2 of cash in investing activities during the three months ended March 31, 2017 compared with $39.7 during the three months ended March 31, 2016, an increase of $69.5. The variance was primarily due to the following:

•	An increase of $66.3 in cash expenditures used to fund acquisitions;

•	Higher cash expenditures of $3.4 used to fund the purchase of property and equipment and landfill construction and development.
Cash Flows Provided By (Used In) Financing Activities
During the three months ended March 31, 2017, net cash provided by financing activities was $14.4 compared to net cash used in financing activities of $14.4 during the three months ended March 31, 2016, an increase of $28.8. The variance was primarily due to the following:

•	An increase in net borrowings on debt instruments of $17.5 due to proceeds needed to fund acquisitions;

•	A decrease in capital returned to the former parent of $9.5.
Senior Secured Credit Facilities

On November 10, 2016, we entered into an Amended and Restated Agreement (the “Amended and Restated Agreement”) by and among the Company, the guarantors party thereto, the lenders party thereto (the “Lenders”) and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (respectively, the “Administrative Agent” and the “Collateral Agent”), pursuant to which the Credit Agreement, by and among the Company, the Lenders, the Administrative Agent and the Collateral Agent, among others, dated as of October 9, 2012 (as amended and restated in accordance with the Amended and Restated Agreement) was amended and restated.

The Amended and Restated Credit Agreement provides for a $1.5 billion Term Loan B facility maturing 2023, and a $300.0 Revolver maturing 2021 (together, our "Senior Secured Credit Facilities"). The Revolver allows for up to $100.0 million of letters of credit outstanding. At the Company’s option, borrowings under the Amended and Restated Credit Agreement will bear interest at an alternate base rate or adjusted LIBOR rate in each case plus an applicable margin. The alternate base rate is defined as the greater of the prime rate, the federal funds rate plus 50 basis points, or the adjusted LIBOR rate plus 100 basis points. The LIBOR base rate is subject to a 0.75% floor.

In the case of the Term Loan B, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans. In the case of the Revolver, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans if our total net leverage ratio is greater than or equal to 4.00:1.00. If our total net leverage ratio is less than 4.00:1.00, the applicable margin on the Revolver is 1.25% per annum for ABR Loans and 2.25% per annum for Eurodollar Loans.

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

Borrowings under the Amended and Restated Credit Agreement may be prepaid at any time without premium. The Amended and Restated Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as a total net leverage ratio financial covenant (for the benefit of lenders under the Revolver only). The Amended and Restated Credit Agreement also contains usual and customary events of default, including non-payment of principal, interest, fees and other amounts, material breach of a representation or warranty, nonperformance of covenants and obligations, default on other material debt, bankruptcy or insolvency, material judgments, incurrence of certain material ERISA liabilities, impairment of loan documentation or security and change of control. Compliance with these covenants is a condition to any incremental borrowings under our Senior Secured Credit Facilities and failure to meet these covenants would enable the lenders to require repayment of any outstanding loans (which would adversely affect our liquidity).
The Term Loan B has principal payments due quarterly of $3.75 with mandatory prepayments due to the extent net cash proceeds from the sale of assets exceed $25.0 in any fiscal year and are not reinvested in the business within 365 days from the date of sale, upon notification of our intent to take such action or in accordance with Excess Cash Flow, as defined in the Amended and Restated Credit Agreement. Further prepayments are due when there is Excess Cash Flow, as defined in the Amended and Restated Credit Agreement.

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2017 and December 31, 2016, we had $22.0 and $0.0 in borrowings outstanding under our Revolver, respectively. As of March 31, 2017 and December 31, 2016, we had an aggregate of approximately $42.1 and $42.1 of letters of credit outstanding under our Senior Secured Credit Facilities, respectively. As of March 31, 2017 and December 31, 2016, we had remaining capacity under our Revolver of $235.9 and $257.9, respectively. As of March 31, 2017, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolver has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.00:1.00, or if otherwise, 0.375% per annum. The amount of commitment fees for 2016, 2015 and 2014 were not significant.
We are subject to a maximum total net leverage ratio of 6.75:1.00. The actual total net leverage ratio at March 31, 2017 and December 31, 2016 was 4.71:1.00 and 4.76:1.00, respectively.
5.625% Senior Notes due 2024

On November 10, 2016, we closed a 144A offering (the “Notes Offering”) exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), of $425.0 aggregate principal amount of 5.625% senior notes due 2024 (the “Notes”).

We issued the Notes under an indenture dated November 10, 2016 (the “Indenture”) among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (the “Trustee”). The Notes bear interest at the rate of 5.625% per year. Interest on the Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2017. The

Notes mature on November 15, 2024. Before November 15, 2019, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2019, we may redeem the Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture, plus accrued interest. In addition, before November 15, 2019, we may, from time to time, redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption prices set forth in the indenture for the twelve month periods beginning on November 15 of the years indicated below are as follows:

Year	Percentage
2019	104.219%
2020	102.813%
2021	101.406%
2022 and thereafter	100.000%

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of March 31, 2017, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
As of March 31, 2017, we have $10.2 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.
Recently Issued and Proposed Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Basis of Presentation, to our unaudited condensed consolidated financial statements in Part 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks as of March 31, 2017, does not differ materially from that included in our 2016 Annual Report on Form 10-K.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our 2016 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit 10.1	Form of Performance Share Unit Award Agreement for Executive Officers

Exhibit 10.2	Form of Restricted Share Unit Award Agreement for Executive Officers

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2017	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer