Form 10-Q
period 2017-06-30
Advanced Disposal Services, Inc.
filed 2017-08-04
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 25, 2017 was 88,357,328 shares.

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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$2.9	$1.2
Accounts receivable, net of allowance for doubtful accounts of $4.5 and $4.0, respectively	191.6	183.2
Prepaid expenses and other current assets	29.4	30.3
Total current assets	223.9	214.7
Other assets	21.3	23.3
Property and equipment, net of accumulated depreciation of $1,256.0 and $1,163.0, respectively	1,697.9	1,633.4
Goodwill	1,198.6	1,173.9
Other intangible assets, net of accumulated amortization of $227.0 and $210.7, respectively	297.6	324.6
Total assets	$3,439.3	$3,369.9
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$103.0	$86.5
Accrued expenses	103.9	109.8
Deferred revenue	64.2	62.5
Current maturities of landfill retirement obligations	30.2	29.3
Current maturities of long-term debt	40.7	36.5
Total current liabilities	342.0	324.6
Other long-term liabilities	56.9	54.2
Long-term debt, less current maturities	1,885.2	1,887.0
Accrued landfill retirement obligations, less current maturities	198.3	161.8
Deferred income taxes	125.0	112.8
Total liabilities	2,607.4	2,540.4
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,357,328 and 88,034,813 shares issued and outstanding, respectively	0.9	0.8
Additional paid-in capital	1,479.8	1,470.3
Accumulated deficit	(648.8)	(641.6)
Treasury Stock at cost, 2,274 and 0 shares, respectively	—	—
Total stockholders' equity	831.9	829.5
Total liabilities and stockholders' equity	$3,439.3	$3,369.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Service revenues	$383.1	$358.2	$730.5	$692.0
Operating costs and expenses
Operating	240.2	219.1	469.1	432.3
Selling, general and administrative	40.6	39.2	85.7	84.1
Depreciation and amortization	67.5	64.6	128.9	125.4
Acquisition and development costs	0.4	—	0.8	0.2
Loss (gain) on disposal of assets and asset impairments	10.3	(0.8)	10.6	0.1
Restructuring charges	—	—	—	0.8
Total operating costs and expenses	359.0	322.1	695.1	642.9
Operating income	24.1	36.1	35.4	49.1
Other (expense) income
Interest expense	(23.1)	(34.2)	(45.6)	(68.6)
Other (expense) income, net	(1.3)	0.2	(1.8)	0.4
Total other expense	(24.4)	(34.0)	(47.4)	(68.2)
(Loss) gain before income taxes	(0.3)	2.1	(12.0)	(19.1)
Income tax (benefit) expense	(0.1)	1.9	(4.8)	(5.1)
Net (loss) income	$(0.2)	$0.2	$(7.2)	$(14.0)

Net loss attributable to common stockholders per share
Basic loss per share	$—	$—	$(0.08)	$(0.22)
Diluted loss per share	$—	$—	$(0.08)	$(0.22)
Basic average shares outstanding	88,275,698	64,493,536	88,206,590	64,493,536
Diluted average shares outstanding	88,275,698	65,559,287	88,206,590	64,493,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(0.2)	$0.2	$(7.2)	$(14.0)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive (loss) income	$(0.2)	$0.2	$(7.2)	$(14.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
(in millions, except share data)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount

Balance at December 31, 2016	88,034,813	$0.8	$1,470.3	$(641.6)	—	$—	$829.5
Net loss	—	—	—	(7.2)	—	—	(7.2)
Stock-based compensation	—	—	4.7	—	—	—	4.7
Stock option exercises and other	322,515	0.1	4.8	—	2,274	—	4.9
Balance at June 30, 2017	88,357,328	$0.9	$1,479.8	$(648.8)	2,274	$—	$831.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(7.2)	$(14.0)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	128.9	125.4
Change in fair value of derivative instruments	2.4	(7.0)
Amortization of interest rate cap premium	—	0.2
Amortization of debt issuance costs and original issue discount	3.2	9.8
Accretion on landfill retirement obligations	7.4	6.5
Other accretion and amortization	1.9	0.9
Provision for doubtful accounts	2.2	1.4
Loss on disposition of property and equipment	0.9	1.8
Impairment of assets	13.0	—
Gain on disposition of businesses	(2.8)	(1.7)
Stock based compensation	4.7	3.3
Deferred tax benefit	(6.4)	(6.2)
Earnings in equity investee	(0.6)	(1.1)
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(7.8)	(5.1)
Decrease in prepaid expenses and other current assets	1.5	8.2
(Increase) decrease in other assets	0.1	0.4
Increase in accounts payable	18.3	0.2
Decrease in accrued expenses	(9.8)	(10.0)
Increase (decrease) in unearned revenue	0.8	(1.1)
Increase (decrease) in other long-term liabilities	2.2	(0.8)
Capping, closure and post-closure obligations	(4.1)	(6.7)
Assumption of long term care and closure reserve	24.0	—
Net cash provided by operating activities	172.8	104.4
Cash flows from investing activities
Purchases of property and equipment and landfill construction and development	(79.9)	(69.2)
Proceeds from sale of property and equipment	1.0	1.0
Acquisition of businesses, net of cash acquired	(84.3)	(5.1)
Proceeds from sale of businesses	8.7	2.5
Net cash used in investing activities	(154.5)	(70.8)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	120.0	70.0
Repayment on debt instruments, including capital leases	(141.3)	(101.9)
Proceeds from stock option exercises	4.7	—
Bank overdraft	—	11.3
Other financing activities	—	0.2
Return of capital to former parent	—	(12.6)
Net cash used in financing activities	(16.6)	(33.0)
Net increase in cash and cash equivalents	1.7	0.6
Cash and cash equivalents, beginning of period	1.2	0.6
Cash and cash equivalents, end of period	$2.9	$1.2

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
Eight acquisitions were completed during the six months ended June 30, 2017 for aggregate consideration consisting of a cash purchase price, net of cash acquired, of $84.3 and notes payable of $1.6 subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. The Company assumed approximately $3.9 in closure and post-closure liabilities associated with the acquisitions. Six acquisitions were completed during the six months ended June 30, 2016 for a cash purchase price of $4.9 and notes payable of $0.3. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition. The Company is still reviewing information surrounding property and equipment, intangible assets, current liabilities and long-term liabilities related to acquisitions completed subsequent to June 30, 2016. See Note 11, Acquisitions, to the Company's unaudited condensed consolidated financial statements for further details on acquisitions completed during the six months ended June 30, 2017.
During the six months ended June 30, 2017, the Company entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. The Company received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, the Company assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The assumed post-closure liabilities and expenditures related to the gas infrastructure system approximate the amount of the cash payment. The payments related to the assumed post-closure liabilities and expenditures related to the gas infrastructure system will be made in future periods.

During the three and six months ended June 30, 2017, the Company divested of its collection services operation in Charlotte, North Carolina for consideration received of $8.7. A $1.4 gain on the sale of that business is included in the Company's unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive (loss) income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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

Intangible Asset Impairment
The Company has collection operations in South Carolina which operate in a competitor-owned disposal market that does not align with the Company's long-term market strategy of vertically integrated operations with Company-owned disposal sites or marketplace neutral disposal sites. During April of 2017, changes in facts and circumstances led the Company to evaluate the long-term market for South Carolina collection operations and re-evaluate the expected cash flows provided by this market. The Company determined it appropriate to impair certain intangible assets that were recorded as part of the purchase accounting when these entities were acquired. Based on the Company's evaluation, the Company recorded an intangible asset impairment of $13.0 during the second quarter of 2017.
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

To assess the impact of the standard, the Company is using internal resources to lead the implementation efforts. The Company's internal resources reviewed the amended guidance, attended training classes and consulted with other accounting professionals to assist with interpretation of the amended guidance. The Company completed an impact assessment of the guidance changes affecting the Company and developed an approach to address each change. The Company completed a review of its municipal contracts and documented key contract terms for areas impacted by the amended guidance. The Company is in the process of sampling additional contracts based on specifically identified contract characteristics that could be accounted for differently under the amended guidance. Changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. The Company continues to work through an analysis of the increased disclosures required by the new guidance. The Company has determined that sales commissions previously recorded as expense in the income statement when earned will be recorded as a contract asset under the amended guidance. The Company is in process of determining the appropriate amortization period for these sales commissions. The Company is still in the process of determining if the new standard will impact the timing of revenue recognition.

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2016 and for the six months ended June 30, 2017 are shown in the table below:

Balance at December 31, 2015	$193.7
Increase in retirement obligation	9.3
Accretion of closure and post-closure costs	13.0
Change in estimate	(7.4)
Costs incurred	(17.5)
Balance at December 31, 2016	191.1
Increase in retirement obligation	4.6
Accretion of closure and post-closure costs	7.4
Costs incurred	(2.5)
Assumption of long term care and closure reserves	27.9
Balance at June 30, 2017	228.5
Less: Current portion	(30.2)
$198.3

4. Loss Per Share

The following table sets forth the computation of basic loss per share and loss per share, assuming dilution:

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Numerator: (Dollars in millions)
	Net (loss) income	$(0.2)	$0.2	$(7.2)	$(14.0)
Denominator:
	Average common shares outstanding	88,275,698	64,493,536	88,206,590	64,493,536
	Other potentially dilutive common shares	—	1,065,751	—	—
	Average common shares outstanding, assuming dilution	88,275,698	65,559,287	88,206,590	64,493,536

	Net loss per share, basic	$—	$—	$(0.08)	$(0.22)
	Net loss per share, assuming dilution	$—	$—	$(0.08)	$(0.22)
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
Approximately 4.6 million and 0.4 million of outstanding stock awards were excluded from the diluted (loss) income per share calculation for the three months ended June 30, 2017 and June 30, 2016, respectively, because their effect was antidilutive. Approximately 4.2 million and 2.2 million of outstanding stock awards were excluded from the diluted loss per share calculation for the six months ended June 30, 2017 and June 30, 2016, respectively, because their effect was antidilutive.

5.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	June 30, 2017	December 31, 2016
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (6.0% and 4.49% at June 30, 2017 and December 31, 2016, respectively) due quarterly; balance due at maturity in November 2021	$5.0	$—
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,467.5	1,480.0
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Capital lease obligations, maturing through 2024	51.7	42.5
Other debt	12.9	15.1
	1,962.1	1,962.6
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(36.2)	(39.1)
Less: Current portion	(40.7)	(36.5)
	$1,885.2	$1,887.0

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

Revolver and Letter of Credit Facilities

As of June 30, 2017, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of June 30, 2017 and December 31, 2016, the Company had $5.0 and $0.0 of borrowings outstanding on the Revolver, respectively. As of June 30, 2017 and December 31, 2016, the Company had an aggregate of $40.9 and $42.1, respectively, of letters of credit outstanding under its credit facilities.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

6. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Other long term assets	$—	$2.3
2017 Interest rate caps	Other long term liabilities	(0.1)	—
Total derivatives		$(0.1)	$2.3
The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.
Interest Rate Caps
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The interest rate caps expired in various tranches through fiscal 2016. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortized the premium to interest expense based upon decreases in the time value of the caps. Amortization expense was approximately $0.0 and $0.2 for the three and six months ending June 30, 2016, respectively.
In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company is paying the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other (expense) income, net in the condensed consolidated statements of operations. The Company recorded a loss of $2.0 and $2.8 for the three months ending June 30, 2017 and 2016, respectively and $3.3 and $2.8 for the six months ended June 30, 2017 and 2016, respectively. Of the recorded losses, $0.5 and $1.0 for the three and six months ended June 30, 2017, respectively, were realized losses. The notional value of the contracts aggregated were $800.0 as of June 30, 2017 and will remain constant through maturity in September 2019.
Commodity Futures Contracts
Prior to fiscal 2017, the company utilized fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices would fluctuate. The Company has used financial derivative instruments for both short-term and long-term time frames and utilized fixed price swap agreements to manage the identified risk. The Company does not currently have plans to enter into derivative financial instruments for trading or speculative purposes. All fuel derivative contracts entered into by the Company expired prior to fiscal 2017. Changes in the fair value and settlements of the fuel derivative instruments were recorded in other (expense) income, net in the condensed consolidated statements of operations. The Company recorded income of $2.1 and $1.5, respectively, for the three and six months ended June 30, 2016.

7. Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2017 and 2016 was 33.3% and 90.5%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The effective tax rate for the three months ended June 30, 2017 is materially consistent with the federal statutory rate of 35%. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended June 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses included in stock-based compensation. These items had a greater impact on the Company’s effective income tax rate during the three months ended June 30, 2016 than in comparable prior periods due to the Company’s pre-tax earnings being near break-even for the three months ended June 30, 2016.
The Company’s effective income tax rate for the six months ended June 30, 2017 and 2016 was 40.0% and 26.7%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income tax benefit for the six months ended June 30, 2017 was primarily due to the favorable impact of recorded valuation allowance and the favorable

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

impact of state and local taxes. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the six months ended June 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses and the unfavorable impact of a change in recorded valuation allowance.

As of June 30, 2017, the Company had $10.5 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in the condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The Company is not able to reasonably estimate when it would make any cash payments required to settle these liabilities, but the Company does not believe that the ultimate settlement of its obligations will materially affect its liquidity.

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

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. During the six months ended June 30, 2017, the Company recorded a charge in operating expenses of $5.4, representing the Company’s current estimate of probable costs to relocate displaced material and restore infrastructure, net of estimated insurance recoveries; this amount could increase or decrease as a result of actual costs incurred to completion and insurance recoveries. The Company has incurred $2.4 and $3.9 for the three and six months ended June 30, 2017, respectively.
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

Multiemployer Defined Benefit Pension Plans
Approximately 12.7% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which it contributes could have a material adverse effect on the Company's business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on the Company's results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

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

9. Segment and Related Information
The Company manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating segments. As disclosed in the Company's 2016 Annual Report on Form 10-K, the Company reorganized its internal structure during the fourth quarter of fiscal 2016 by moving two business units from the East segment to the South segment. Segment revenue, operating income and depreciation and amortization for the three and six months ended June 30, 2016 have been reclassified to reflect these changes to the Company's operating segments. As a result, for the quarter ended June 30, 2016, $5.7 of segment revenue was reclassified from the East to the South, $1.0 of operating income was reclassified from the East to the South and $0.3 of depreciation and amortization was reclassified from the East to the South. For the six months ended June 30, 2016, $11.1 of segment revenue was reclassified from the East to the South, $1.8

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

of operating income was reclassified from the East to the South and $0.8 of depreciation and amortization was reclassified from the East to the South. Revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2017
South	$139.6	$24.0	$19.7
East	100.2	(5.3)	20.1
Midwest	143.3	20.6	25.2
Corporate	—	(15.2)	2.5
	$383.1	$24.1	$67.5

Three Months Ended June 30, 2016
South	$129.8	$23.0	$19.0
East	90.5	8.2	18.9
Midwest	137.9	20.5	24.6
Corporate	—	(15.6)	2.1
	$358.2	$36.1	$64.6

Six Months Ended June 30, 2017
South	$275.1	$46.2	$38.8
East	186.2	(7.9)	37.7
Midwest	269.2	31.9	47.8
Corporate	—	(34.8)	4.6
	$730.5	$35.4	$128.9

Six Months Ended June 30, 2016
South	$258.4	$43.7	$38.1
East	173.4	11.0	35.8
Midwest	260.2	32.0	47.5
Corporate	—	(37.6)	4.0
	$692.0	$49.1	$125.4

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

		Fair Value Measurement at June 30, 2017 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$2.9	$2.9	$—	$—	$—	$2.9
Interest rate caps - Liability position	(0.1)	—	(0.1)	—	—	(0.1)
Total recurring fair value measurements	$2.8	$2.9	$(0.1)	$—	$—	$2.8

		Fair Value Measurement at December 31, 2016 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.2	$1.2	$—	$—	$—	$1.2
Interest rate caps - asset position	2.3	—	2.3	—	—	2.3
Total recurring fair value measurements	$3.5	$1.2	$2.3	$—	$—	$3.5
The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of June 30, 2017 and December 31, 2016, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	June 30, 2017	December 31, 2016
Revolver	$5.0	$—
Senior Notes	439.9	425.5
Term Loan B	1,474.8	1,495.7
	$1,919.7	$1,921.2
The carrying value of the Company’s debt at June 30, 2017 and December 31, 2016 was $1,897.5 and $1,905.0, respectively.

11. Acquisitions
Eight acquisitions were completed during the six months ended June 30, 2017 for aggregate consideration consisting of a cash purchase price, net of cash acquired, of $84.3 and notes payable of $1.6, subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. The goodwill recognized of $25.4 represents long-term growth potential and the synergies from the combined operations of the acquired entities and the Company. The Company is still reviewing information surrounding property and equipment, intangible assets, current liabilities and long-term liabilities resulting from the acquisitions, which may result in changes to the Company’s preliminary purchase price allocation during subsequent periods. Transaction costs related to these acquisitions were not significant for the three and six months ended June 30, 2017. The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

The following table summarizes the estimated fair values of the net assets acquired, net of cash acquired, year to date as of:

June 30, 2017
Current assets	$4.6
Property and equipment	75.3
Goodwill	25.4
Other intangible assets	7.0
Total assets acquired	112.3
Current liabilities	5.4
Accrued landfill retirement obligations	3.9
Deferred tax liability	18.7
Total liabilities assumed	28.0
Net assets acquired	$84.3
The following table presents the allocation of the purchase price to other intangible assets:

June 30, 2017
Customer lists and contracts	$6.5
Noncompete	0.4
Other	0.1
$7.0
The amount of goodwill recorded related to these acquisitions for the South Segment, East Segment, and Midwest Segment was $0.8, $24.6, and $0.0, respectively. The amount of goodwill deductible for tax purposes related to these acquisitions is $0.9.
The weighted average life of other intangible assets in years is as follows:

Customer lists and contracts	16
Noncompete	5

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

12. Subsequent Events

Acquisitions

During July 2017, the Company completed two acquisitions of waste collection companies. The Company paid consideration of $20.0 for these acquisitions. The Company has not yet completed its initial purchase price allocation.

Asset Purchase

On May 1, 2017, the Company entered into an agreement to lease a 22,500 square foot building and related improvements near Orlando, FL. In June 2017, the Lessor communicated their intention to sell the facility. The Company has exercised its right of first offer pursuant to the lease agreement and is in process of finalizing the agreement to purchase the leased assets for cash consideration of $8.5.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Service revenues	$383.1	100.0%	$358.2	100.0%	$730.5	100.0%	$692.0	100.0%
Operating costs and expenses
Operating	240.2	62.7%	219.1	61.2%	469.1	64.2%	432.3	62.5%
Selling, general and administrative	40.6	10.6%	39.2	10.9%	85.7	11.7%	84.1	12.2%
Depreciation and amortization	67.5	17.6%	64.6	18.0%	128.9	17.6%	125.4	18.1%
Acquisition and development costs	0.4	0.1%	—	—%	0.8	0.1%	0.2	—%
Loss (gain) on disposal of assets and asset impairments	10.3	2.7%	(0.8)	(0.2)%	10.6	1.5%	0.1	—%
Restructuring charges	—	—%	—	—%	—	—%	0.8	0.1%
Total operating costs and expenses	359.0	93.7%	322.1	89.9%	695.1	95.2%	642.9	92.9%
Operating income	$24.1	6.3%	$36.1	10.1%	$35.4	4.8%	$49.1	7.1%

Three months ended June 30, 2017 compared to 2016
Operating income decreased $12.0 or 33.2% to $24.1 for the three months ended June 30, 2017. The decrease was primarily the result of the following:

•	As discussed in Note 2 to the unaudited consolidated financial statements, the Company recorded an intangible asset impairment charge of $13.0 during the second quarter of fiscal 2017.
Operating income, net of the $13.0 million impairment described above, increased $1.0 or 2.8% to $37.1 for the three months ended June 30, 2017. The increase was primarily the result of the following:

•	An increase in service revenues of $24.9 as detailed further in the "Revenue" section below.
The increase for the three months ended June 30, 2017 was partially offset by the following:

•
An increase in operating costs of $21.1 which includes higher disposal and transportation costs of $8.5 to support the increase in our service revenue, an increase in salary and wage expense of $4.4 due to merit increases, acquisition activity, higher healthcare costs and higher workers' compensation cost, an increase in fuel expense of $2.1 due to the increase in diesel fuel prices, an increase in maintenance costs for landfill gas control, leachate and sulfate treatment of $1.8, an increase in repairs and maintenance expense of $1.6 due to acquisition activity, an increase in sales and marketing expense of $1.2 due to hiring additional sales representatives and an increase in insurance expenses of $0.6 due to higher automobile and property insurance costs.

•	An increase in depreciation and amortization of $2.9 as a result of acquisition activity.
Six months ended June 30, 2017 compared to 2016
Operating income decreased $13.7 or 27.9% to $35.4 for the six months ended June 30, 2017. Operating income, net of the $13.0 intangible asset impairment and $5.4 of costs associated with the Greentree landfill waste slide, increased $4.7 or 9.6% to $53.8 for the six months ended June 30, 2017. The increase was primarily the result of the following:

•	An increase in service revenues of $38.5 as detailed further in the "Revenue" section below.
The increase for the six months ended June 30, 2017 was partially offset by the following:

•
An increase in operating costs of $31.4, net of the $5.4 in costs associated with the Greentree landfill waste slide, which includes higher disposal and transportation costs of $10.2 to support the increase in our service revenue, an increase in salary and wage expense of $6.7 due to merit increases, acquisition activity, higher healthcare costs and higher workers' compensation cost, an increase in fuel expense of $5.7 due to the increase in diesel fuel prices, an increase in maintenance costs for landfill gas control, leachate and sulfate treatment of $2.7, an increase in repairs and maintenance expense of $2.7 due to acquisition activity, an increase in sales and marketing expense of $1.7 due to hiring additional sales representatives and an increase in insurance expenses of $1.3 due to higher automobile and property insurance costs;

•	An increase in depreciation and amortization of $3.5 as a result of acquisition activity.
Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and C&I customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Standard C&I service agreements are typically three to five years, and we have historically maintained strong relationships with our C&I customers. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years in initial duration with subsequent renewal periods. Certain municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index (CPI). We provide commercial front load and temporary and permanent rolloff service offerings to our commercial customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into contracts with our temporary rolloff customers due to the relatively short-term nature of most construction and demolition (C&D) projects.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Collection	$252.8	66.0%	$247.6	69.1%	$494.0	67.6%	$486.2	70.3%
Disposal	144.6	37.7%	138.6	38.7%	262.5	35.9%	254.1	36.7%
Sale of recyclables	9.4	2.5%	5.5	1.5%	17.6	2.4%	9.7	1.4%
Fuel fees and environmental fees	25.1	6.6%	20.9	5.8%	49.1	6.7%	39.9	5.8%
Other revenue	27.7	7.2%	18.5	5.2%	50.7	6.9%	38.7	5.6%
Intercompany eliminations	(76.5)	(20.0)%	(72.9)	(20.4)%	(143.4)	(19.5)%	(136.6)	(19.8)%
Total service revenues	$383.1	100.0%	$358.2	100.0%	$730.5	100.0%	$692.0	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average yield	1.4%	1.7%	2.0%	1.9%
Recycling	1.2%	0.2%	1.3%	—%
Fuel fee revenue	0.5%	(0.9)%	0.4%	(1.1)%
Total yield	3.1%	1.0%	3.7%	0.8%
Organic volume	0.6%	(0.9)%	(0.5)%	(0.3)%
Acquisitions	3.4%	1.8%	2.6%	2.0%
Divestitures	(0.1)%	(1.0)%	(0.2)%	(1.6)%
Total revenue growth	7.0%	0.9%	5.6%	0.9%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel fee revenue.
During the three months ended June 30, 2017, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2016:

•
Average yield increased revenue by 1.4% driven by positive open market price yield in our commercial and roll-off collection lines of business along with higher price yield in our municipal residential business due to the positive impact of higher CPI contract resets but offset somewhat from lower C&D pricing;

•	Recycling revenue increased revenue by 1.2% due to an increase in recycling commodity prices;

•
Fuel fee revenue increased revenue by 0.5%. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharge fees reset on a monthly basis therefore an increase in our fuel fee revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•
Organic volume increased revenue by 0.6% primarily due to an increase in landfill disposal volumes and an increase in third party trucking revenue due to special waste project activity. Volumes in the commercial and rolloff collection business were flat with residential volume decreasing as we continue to cycle through certain municipal contract losses and contract losses from our business rationalization strategy;

•	Acquisitions increased revenue by 3.4% due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.1% due to our strategic decisions to divest low margin businesses in fiscal 2016.
During the six months ended June 30, 2017, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2016:

•
Average yield increased revenue by 2.0% as we achieved positive open market price yield in our collection and disposal operations and higher price yield in our municipal residential business due to the positive impact of higher CPI contract resets. Average yield in our disposal business increased with price growth for MSW and special waste volumes partially offset by lower prices for C&D volumes due in part to mix changes;

•	Recycling revenue increased revenue by 1.3% due to an increase in recycling commodity prices;

•
Fuel fee revenue increased revenue by 0.4%. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharge fees reset on a monthly basis therefore an increase in our fuel fee revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•
Organic volume decreased revenue by 0.5% primarily due to a decrease in residential collection volumes as we continue to cycle through certain municipal contract losses and contract losses from our business rationalization strategy and a reduction in shale related volumes. The decrease was partially offset by an increase in C&D disposal volumes and an increase in third party trucking revenue due to special waste project activity;

•	Acquisitions increased revenue by 2.6% due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.2% due to our strategic decisions to divest low margin businesses in fiscal 2016.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Operating	$236.4	61.7%	$215.8	60.2%	$461.7	63.2%	$425.8	61.5%
Accretion of landfill retirement obligations	3.8	1.0%	3.3	1.0%	7.4	1.0%	6.5	1.0%
Operating expenses	$240.2	62.7%	$219.1	61.2%	$469.1	64.2%	$432.3	62.5%

Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

•	Maintenance and repairs expenses which include labor, maintenance and repairs to our vehicles, equipment and containers;

•	Fuel costs which include the direct cost of fuel used by our vehicles, net of fuel tax credits;

•	Franchise fees and taxes which consist of municipal franchise fees, host community fees and royalties;

•	Risk management expenses which include casualty insurance premiums, claims payments, estimates for claims incurred but not reported and casualty losses;

•	Other expenses which include expenses such as facility operating costs, equipment rent, leachate and sulfate treatment and disposal, and other landfill maintenance costs;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Labor and related benefits	$77.6	20.3%	$73.1	20.4%	$153.0	20.9%	$146.3	21.1%
Transfer and disposal costs	54.1	14.1%	48.0	13.4%	101.7	13.9%	93.6	13.5%
Maintenance and repairs	34.7	9.1%	33.1	9.2%	67.9	9.3%	65.2	9.4%
Fuel	16.1	4.2%	14.0	3.9%	31.9	4.4%	26.2	3.8%
Franchise fees and taxes	18.1	4.7%	17.0	4.7%	32.4	4.4%	31.6	4.6%
Risk management	7.7	2.0%	6.9	1.9%	16.8	2.3%	15.3	2.2%
Other	28.1	7.3%	23.7	6.7%	52.6	7.2%	47.6	6.9%
Subtotal	$236.4	61.7%	$215.8	60.2%	$456.3	62.5%	$425.8	61.5%
Greentree expenses, net of estimated insurance recoveries	—	—%	—	—%	5.4	0.7%	—	—%
Total operating expenses, excluding accretion expense	$236.4	61.7%	$215.8	60.2%	$461.7	63.2%	$425.8	61.5%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended June 30, 2017 compared to 2016
Operating expenses increased by $20.6 or 9.5% to $236.4 for the three months ended June 30, 2017 from $215.8 for the three months ended June 30, 2016. The change reflects the following:

•
Labor and related benefits increased by $4.5 or 6.2% to $77.6 which was primarily attributable to merit increases, acquisition activity, higher health care costs due to an increase in the severity and frequency of medical claims and higher workers' compensation costs due to less favorable actuarial development;

•
Transfer and disposal costs increased by $6.1 or 12.7% to $54.1 as a result of increased disposal volumes, acquisition activity, increased third party trucking costs, increased container weights and higher recycling rebates due to the increase in recycling commodity prices;

•
Maintenance and repairs expense increased by $1.6 or 4.8% to $34.7. The increase was driven by increased labor costs primarily attributable to merit increases, acquisition activity and higher health care costs;

•	Fuel costs increased $2.1 or 15.0% to $16.1 primarily resulting from increases in diesel fuel prices and the expiration of certain natural gas fuel excise tax credits as of December 31, 2016;

•	Franchise fees and taxes increased $1.1 or 6.5% to $18.1 primarily due to changes in the mix of waste in the South segment;

•	Risk management expense increased $0.8 or 11.6% to $7.7 primarily due to higher automobile and property insurance costs and less favorable actuarial development;

•
Other operating costs increased $4.4 or 18.6% to $28.1 due to an increase in maintenance costs related to landfill gas control, leachate and sulfate treatment and increased costs to operate an asphalt plant associated with a recent acquisition.

Six months ended June 30, 2017 compared to 2016
Operating expenses increased by $35.9 or 8.4% to $461.7 for the six months ended June 30, 2017 from $425.8 for the six months ended June 30, 2016. The change reflects the following:

•
Labor and related benefits increased by $6.7 or 4.6% to $153.0 which was primarily attributable to merit increases, acquisition activity, higher health care costs due to an increase in the severity and frequency of medical claims and higher workers' compensation costs;

•
Transfer and disposal costs increased by $8.1 or 8.7% to $101.7 as a result of increased disposal volumes, acquisition activity, increased third party trucking costs, increased container weights and higher recycling rebates due to the increase in recycling commodity prices;

•
Maintenance and repairs expense increased by $2.5 or 3.8% to $67.9. The increase was driven by increased labor costs primarily attributable to merit increases, acquisition activity and higher health care costs;

•	Fuel costs increased $5.7 or 21.8% to $31.9 primarily resulting from increases in diesel fuel prices and the expiration of certain natural gas fuel excise tax credits as of December 31, 2016;

•	Franchise fees and taxes increased $0.8 or 2.5% to $32.4 primarily due to changes in the mix of waste in the South segment;

•	Risk management expense increased $1.5 or 9.8% to $16.8 primarily due to higher automobile and property insurance costs and less favorable actuarial development;

•
Other operating costs increased $5.0 or 10.5% to $52.6 primarily due to an increase in maintenance costs related to a landfill gas control system and increased costs to operate an asphalt plant associated with a recent acquisition;

•	We recorded $5.4 of costs, net of estimated insurance recoveries, associated with the Greentree landfill waste slide.
Accretion of Landfill Retirement Obligations
Accretion expense was $3.8 and $3.3 for the three months ended June 30, 2017 and 2016, respectively. The increase of $0.5 was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017. Accretion expense was $7.4 and $6.5 for the six months ended June 30, 2017 and 2016, respectively. The increase of $0.9 was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017. For a discussion of factors affecting capping obligations, see the critical accounting policies in our 2016 Annual Report on Form 10-K.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Salaries	$25.5	6.7%	$25.7	7.2%	$55.0	7.5%	$50.8	7.3%
Legal and professional	2.7	0.7%	2.3	0.6%	5.9	0.8%	12.1	1.7%
Other	12.4	3.2%	11.2	3.1%	24.8	3.4%	21.2	3.2%
Total selling, general and administrative expenses	$40.6	10.6%	$39.2	10.9%	$85.7	11.7%	$84.1	12.2%

Three months ended June 30, 2017 compared to 2016

•
Our salaries expenses decreased by $0.2 or 0.8% to $25.5 primarily due to a reduction in bonus accruals of $1.4 and a decrease in stock based compensation expense of $0.8. Stock based compensation expense decreased as our annual stock options were issued during the first quarter in fiscal 2017 compared to the second quarter in fiscal 2016 and these options vest 20% on the date of grant resulting in 20% of stock compensation expense being recorded on the date of grant. These decreases were partially offset by an increase in wages and benefits of $2.1 primarily due to merit increases and higher severance expense.

•	Legal and professional fees increased $0.4 or 17.4% to $2.7 primarily due to an increase in professional fees associated with internal projects.

•
Other selling, general and administrative expenses increased $1.2 or 10.7% to $12.4 primarily due to increased bad debt expense, increased software maintenance cost and increased bank processing charges.

Six months ended June 30, 2017 compared to 2016

•
Our salaries expenses increased by $4.2 or 8.3% to $55.0 primarily attributable to a $3.0 increase in stock based compensation expense due to our compensation structure shifting more towards equity based compensation and the impact of initial public offering related awards and an increase in wages and benefits of $3.0 as a result of merit increases, higher severance expense and higher healthcare costs. These increases were partially offset by lower bonus accruals of $1.8.

•
Legal and professional fees decreased $6.2 or 51.2% to $5.9 primarily due to $7.1 of expenses incurred during the six months ended June 30, 2016 related to the launch of the initial public offering process that was not completed that did not recur in the six months ended June 30, 2017. This decrease was partially offset by $0.7 of costs associated with being a public company.

•
Other selling, general and administrative expenses increased $3.6 or 17.0% to $24.8 primarily due to increased bad debt expense, increased software maintenance cost, increased bank processing charges and various other costs.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Depreciation, amortization and depletion of property and equipment	$57.1	14.9%	$53.7	15.0%	$108.1	14.8%	$103.7	15.0%
Amortization of other intangible assets	10.4	2.7%	10.9	3.0%	20.8	2.8%	21.7	3.1%
Depreciation and amortization	$67.5	17.6%	$64.6	18.0%	$128.9	17.6%	$125.4	18.1%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016

Depreciation and amortization of property and equipment	$33.4	8.7%	$31.8	8.9%	$65.9	9.0%	$63.4	9.2%
Landfill depletion and amortization	23.7	6.2%	21.9	6.1%	42.2	5.8%	40.3	5.8%
Depreciation, amortization and depletion of property and equipment	$57.1	14.9%	$53.7	15.0%	$108.1	14.8%	$103.7	15.0%

Three months ended June 30, 2017 compared to 2016

•	Depreciation and amortization of property and equipment increased $2.6 or 8.2% to $33.4 due mainly to acquisition activity.

•	Landfill depletion and amortization increased $1.8 or 8.2% to $23.7 due to acquisition activity.

Six months ended June 30, 2017 compared to 2016

•	Depreciation and amortization of property and equipment increased $2.5 or 3.9% to $65.9 due mainly to acquisition activity.

•	Landfill depletion and amortization increased $1.9 or 4.7% to $42.2 due to acquisition activity.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.4 and $10.9 or as a percentage of revenue, 2.7% and 3.0%, for the three months ended June 30, 2017 and 2016, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized partially offset by increased acquisition activity in the current year. Amortization of other intangible assets was $20.8 and $21.7 or as a percentage of revenue, 2.8% and 3.1%, for the six months ended June 30, 2017 and 2016, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized partially offset by increased acquisition activity in the current year.
Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

We completed eight acquisitions during the six months ended June 30, 2017 for a cash purchase price, net of cash acquired, of $84.3 and notes payable of $1.6, subject to net working capital adjustments, which we expect to be completed within approximately one year. Six acquisitions were completed during the six months ended June 30, 2016 for a cash purchase price of $4.9 and notes payable of $0.3. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.

During the three and six months ended June 30, 2017, we divested of our collection services operation in Charlotte, North Carolina for consideration received of $8.7. A $1.4 gain on the sale of that business is included in our statements of operations for the three and six months ended June 30, 2017.
Intangible Asset Impairment
The Company has collection operations in South Carolina which operated in a competitor-owned disposal market that does not align with the Company's long-term market strategy of vertically integrated operations with Company owned disposal sites or marketplace neutral disposal sites. During April of fiscal 2017, changes in facts and circumstances led the Company to evaluate the long-term market for South Carolina collection operations and re-evaluate the expected cash flows provided by this market. The Company determined it appropriate to impair certain intangible assets that were recorded as part of the purchase accounting when these entities were acquired. Based on the Company's evaluation, the Company recorded an intangible asset impairment of $13.0 during the second quarter of 2017.

Other, Net
Changes in the fair value and settlements of derivative instruments are recorded in other (expense) income, net in the condensed consolidated statements of operations and amounted to losses of $2.0 and $0.7 for the three months ended June 30, 2017 and 2016, respectively. Changes in the fair value and settlements of derivative instruments amounted to losses of $3.3 and $1.3 for the six months ended June 30, 2017 and 2016, respectively. Income from equity investee for the three months ended June 30, 2017 and 2016, respectively was $0.2 and $0.5. Income from equity investee for the six months ended June 30, 2017 and 2016, respectively was $0.6 and $1.1.

Interest Expense
Interest expense decreased by $11.1 or 32.4% to $23.1 for the three months ended June 30, 2017 from $34.2 for the three months ended June 30, 2016. Interest expense decreased by $23.0 or 33.5% to $45.6 for the six months ended June 30, 2017 from $68.6 for the six months ended June 30, 2016. The decreases were due to the benefit from lower debt levels as a result of paying down debt with our initial public offering proceeds and lower interest rates due to refinancing our debt structure in November of fiscal 2016. See Note 12, Long Term Debt, to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K for further details on our debt refinancing.
Cash paid for interest was $27.6 and $40.4 for the three months ended June 30, 2017 and 2016, respectively. Cash paid for interest was $42.4 and $58.2 for the six months ended June 30, 2017 and 2016, respectively.
Income Taxes
The Company’s effective income tax rate for the three months ended June 30, 2017 and 2016 was 33.3% and 90.5%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The effective tax rate for the three months ended June 30, 2017 is materially consistent with the federal statutory rate of 35%. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended June 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses included in stock based compensation. These items had a greater impact on the Company’s effective income tax rate during the three months ended June 30, 2016 than in comparable prior periods due to the Company’s pre-tax earnings being near break-even for the three month period ending June 30, 2016.
The Company’s effective income tax rate for the six months ended June 30, 2017 and 2016 was 40.0% and 26.7%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the six months ended June 30, 2017 was primarily due to the favorable impact of recorded valuation allowance and the favorable impact of state and local taxes. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the six months ended June 30, 2016 was primarily due to the unfavorable impact of the change in recorded valuation allowance.
Cash paid for income taxes (net of refunds) was $0.3 and $1.2 for the three months ended June 30, 2017 and 2016, respectively. Cash paid for income taxes (net of refunds) was $0.6 and $1.3 for the six months ended June 30, 2017 and 2016, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. As disclosed in our 2016 Annual Report on Form 10-K, we reorganized our internal structure during the fourth quarter of fiscal 2016 by moving two business units from the East segment to the South segment. Segment revenue, operating income and depreciation and amortization for the three and six months ended June 30, 2016 have been reclassified to reflect these changes to our operating segments. As a result, for the quarter ended June 30, 2016, $5.7 of segment revenue was reclassified from the East to the South, $1.0 of operating income was reclassified from the East to the South and $0.3 of depreciation and amortization was reclassified from the East to the South. For the six months ended June 30, 2016, $11.1 of segment revenue was reclassified from the East to the South, $1.8 of operating income was reclassified from the East to the South and $0.8 of depreciation and amortization was reclassified from the East to the South. Revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2017
South	$139.6	$24.0	$19.7
East	100.2	(5.3)	20.1
Midwest	143.3	20.6	25.2
Corporate	—	(15.2)	2.5
	$383.1	$24.1	$67.5

Three Months Ended June 30, 2016
South	$129.8	$23.0	$19.0
East	90.5	8.2	18.9
Midwest	137.9	20.5	24.6
Corporate	—	(15.6)	2.1
	$358.2	$36.1	$64.6

Six Months Ended June 30, 2017
South	$275.1	$46.2	$38.8
East	186.2	(7.9)	37.7
Midwest	269.2	31.9	47.8
Corporate	—	(34.8)	4.6
	$730.5	$35.4	$128.9

Six Months Ended June 30, 2016
South	$258.4	$43.7	$38.1
East	173.4	11.0	35.8
Midwest	260.2	32.0	47.5
Corporate	—	(37.6)	4.0
	$692.0	$49.1	$125.4

Comparison of Reportable Segments—Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
South Segment
Revenue increased $9.8 or 7.6% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in revenue was due to an increase in acquisition related revenue of $3.0, an increase in prices in our collection operations of $2.6, an increase in volumes in our landfill disposal operations of $1.7, an increase in revenue from transfer station disposal operations of $1.7 and an increase in environmental fees of $0.8 due to a rate increase that went into effect in July of 2016.

Operating income from our South Segment increased by $1.0 or 4.3% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to the revenue increase as described above. The increase was partially offset by an increase in disposal and transportation costs of $3.6 to support the increase in our service revenue, an increase in salary and wages of $1.7 due to merit increases, higher healthcare costs and higher workers' compensation costs, an increase in fuel costs of $1.0 due to an increase in diesel fuel prices, an increase in depletion expense of $0.8 due to increased disposal volumes, an increase in repairs and maintenance expense of $0.5 due to acquisition activity and an increase in insurance expenses of $0.5 due to higher automobile and property insurance costs.
East Segment
Revenue increased by $9.7, or 10.7% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to an increase in acquisition related revenue of $9.0, an increase in third party trucking revenue of $2.0 due to special waste project activity, an increase in special waste volumes of $0.9, an increase in residential and rolloff collection volumes of $0.9 and an increase in recycling revenue of $0.5 due to an increase in recycling commodity prices. These increases were partially offset by a decrease in shale related revenue of $1.7, a decrease in MSW disposal volumes of $1.7 and a decrease in prices in our collection operations of $0.8.
Operating income from our East Segment decreased $13.5 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Operating income from our East Segment, net of the $13.0 South Carolina intangible asset impairment, decreased $0.5 or 6.1% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to an increase in disposal and transportation costs of $2.8 to support the increase in our service revenue, an increase in salary and wages of $2.3 due to merit increases, higher healthcare costs and higher workers' compensation costs, an increase in depreciation and amortization expense of $1.7 due to acquisition activity, an increase in repairs and maintenance expense of $0.9 due to acquisition activity and an increase in fuel expense of $0.8 due to an increase in diesel fuel prices. The decrease was partially offset by the increase to revenue as described above.

Midwest Segment
Revenue increased $5.4 or 3.9% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to an increase in recycling revenue of $3.2 due to an increase in recycling commodity prices, higher C&D disposal volumes of $1.6, an increase in environmental fees of $1.2 due to a rate increase that went into effect in July of fiscal 2016, higher prices in our collection operations of $0.9 and an increase in fuel surcharge revenue of $0.8 due to the increase in diesel fuel prices. The increases were partially offset by a reduction in residential revenue of $2.6 due to the loss of municipal contracts in fiscal 2016.
Operating income from our Midwest Segment increased by $0.1 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The revenue increase of $5.4 above was partially offset by higher disposal and transportation cost of $2.1 to support the increase in our service revenue, an increase in maintenance costs of $1.0 related to landfill gas control, leachate and sulfate treatment, higher salary and wages of $0.4 due to merit increases and higher healthcare costs and higher depletion expense of $0.4 due to increased disposal volumes.
Corporate
Operating loss decreased $0.4 or 2.6% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a decrease in stock based compensation expense of $0.8.

Comparison of Reportable Segments—Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
South Segment
Revenue increased $16.7 or 6.5% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in revenue was due to an increase in acquisition related revenue of $4.8, an increase in prices in our collection operations of $5.0, an increase in revenue from transfer station disposal operations of $2.9, an increase in environmental fees of $1.9 due to a rate increase that went into effect in July of 2016, an increase in MSW disposal volume of $1.7 and an increase fuel surcharge revenue of $1.0 due to the increase in diesel fuel prices.

Operating income from our South Segment increased by $2.5 or 5.7% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to an increase in revenue as described above partially offset by an increase in disposal and transportation costs of $5.4 to support the increase in our service revenue, an increase in salary and wages of $3.3 due to merit increases, higher healthcare costs and higher workers' compensation costs, an increase in fuel costs of $2.6 due to an increase in diesel fuel prices, an increase in repairs and maintenance expense of $1.3 due to acquisition activity and an increase in depletion expense of $1.2 due to an increase in disposal volumes.
East Segment
Revenue increased by $12.8, or 7.4% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to an increase in acquisition related revenue of $13.2, an increase in third party trucking revenue of $3.6 due to special waste project activity and an increase in special waste volumes of $0.9. These increases were partially offset by a decrease in shale related revenue of $3.9, a decrease in MSW disposal volumes of $2.3 and a decrease in revenue from divestitures of $1.2.
Operating income from our East Segment decreased $18.9 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Operating income from our East Segment, net of the $13.0 South Carolina intangible asset impairment and $5.4 of costs associated with the Greentree landfill waste slide, decreased $0.5 or 4.5% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to an increase in salary and wages of $3.0 due to merit increases, higher healthcare costs and higher workers' compensation costs, an increase in depreciation and amortization expense of $2.7 due to acquisition activity, an increase in fuel costs of $1.9 due to the increase in diesel fuel prices, an increase general and administrative expenses of $1.8 due to increased bad debt expense and higher shared service center costs, an increase in disposal and transportation costs of $1.5 to support the increase in our service revenue, an increase in maintenance costs for landfill gas control, leachate and sulfate treatment of $1.3 and an increase in repairs and maintenance expense of $0.8 due to acquisition activity. The decrease was partially offset by the increase to revenue as described above.

Midwest Segment
Revenue increased $9.0 or 3.5% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily due to an increase in recycling revenue of $6.2 due to an increase in recycling commodity prices, higher prices in our residential and rolloff collection operations of $3.1, an increase in environmental fees of $3.0 due to a rate increase that went into effect in July of fiscal 2016, an increase in fuel surcharge revenue of $1.5 due to the increase in diesel fuel prices and higher C&D disposal volumes of $1.4. The increases were partially offset by a reduction in residential revenue of $5.6 due to the loss of municipal contracts in fiscal 2016.
Operating income from our Midwest Segment decreased by $0.1 or 0.3% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily due to higher disposal and transportation cost of $3.3 to support the increase in our service revenue, an increase in fuel expense of $1.2 due to the increase in diesel fuel prices, an increase in maintenance costs of $1.6 related to a landfill gas control system and leachate and sulfate treatment and an increase in sales and marketing expense of $0.8 due to hiring additional sales representatives. The decrease was partially offset by the increase to revenue as described above.
Corporate
Operating loss increased $2.8 or 7.4% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to expenses incurred of $7.1 during the six months ended June 30, 2016 related to the launch of the initial public offering process that was not completed that did not recur in the six months ended June 30, 2017. The positive impact was partially offset by higher stock compensation expense of $3.0 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At June 30, 2017, the Company had negative working capital which was driven by purchases of property and equipment and landfill construction and development during the six months ended June 30, 2017 as well as the use of our cash to fund acquisitions. At December 31, 2016, we had negative working capital which was driven by repayments on the Term Loan B and cash used for initial public offering costs. The Company has more than adequate availability on its Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	June 30, 2017	December 31, 2016

Cash and cash equivalents	$2.9	$1.2

Debt:
Current portion	40.7	36.5
Long-term portion	1,885.2	1,887.0
Total debt	$1,925.9	$1,923.5
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$172.8	$104.4
Net cash used in investing activities	$(154.5)	$(70.8)
Net cash provided by (used in) financing activities	$(16.6)	$(33.0)
Cash Flows Provided by Operating Activities
We generated $172.8 of cash flows from operating activities during the six months ended June 30, 2017, compared with $104.4 during the six months ended June 30, 2016. The variance was primarily due to the following:

•
During the six months ended June 30, 2017, the Company entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. The Company received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, the Company assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The assumed post-closure liabilities and expenditures related to the gas infrastructure system approximate the amount of the cash payment. The payments related to the assumed post-closure liabilities and expenditures related to the gas infrastructure system will be made in future periods;

•	A larger increase in accounts payable of $18.1 mainly due to the timing of landfill tax payments;

•	A decrease in our net loss by $19.8, after adding back the $13.0 South Carolina intangible asset impairment, due to improved operating results;

•
A decrease in the fair value of derivative instruments of $2.4 compared to an increase of $7.0 in the prior year period. This is primarily due to gains related to fuel derivatives during the six months ended June 30, 2016 and losses related to interest rate caps during the six months ended June 30, 2017.

Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt.
Cash Flows Used in Investing Activities
We used $154.5 of cash in investing activities during the six months ended June 30, 2017 compared with $70.8 during the six months ended June 30, 2016, an increase of $83.7. The variance was primarily due to the following:

•	An increase of $79.2 in cash expenditures used to fund acquisitions;

•	Higher cash expenditures of $10.7 used to fund the purchase of property and equipment and landfill construction and development;
The increase in cash used in investing activities for the six months ended June 30, 2017 was partially offset by the following:

•	Higher proceeds from the sale of businesses of $6.2 due to the disposition of our Charlotte, North Carolina collection operations during the six months ended June 30, 2017.
Cash Flows Used In Financing Activities
During the six months ended June 30, 2017, net cash used in financing activities was $16.6 compared to net cash used in financing activities of $33.0 during the six months ended June 30, 2016, a decrease of $16.4. The variance was primarily due to the following:

•	A decrease in capital returned to the former parent of $12.6;

•	An decrease in net payments on debt instruments of $10.6 due to proceeds needed to fund acquisitions;

•	An increase in proceeds from stock option exercises of $4.7;
The decrease in cash used in financing activities for the six months ended June 30, 2017 was partially offset by the following:

•	A decrease in bank overdrafts of $11.3.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2017 and December 31, 2016, we had $5.0 and $0.0 in borrowings outstanding under our Revolver, respectively. As of June 30, 2017 and December 31, 2016, we had an aggregate of approximately $40.9 and $42.1 of letters of credit outstanding under our Senior Secured Credit Facilities, respectively. As of June 30, 2017 and December 31, 2016, we had remaining capacity under our Revolver of $254.1 and $257.9, respectively. As of June 30, 2017, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolver has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.00:1.00, or if otherwise, 0.375% per annum. The amount of commitment fees for the six months ended June 30, 2017 and 2016 were not significant.
We are subject to a maximum total net leverage ratio of 6.75:1.00. The actual total net leverage ratio at June 30, 2017 and December 31, 2016 was 4.64:1.00 and 4.76:1.00, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of June 30, 2017, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
As of June 30, 2017, we have $10.5 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks as of June 30, 2017, does not differ materially from that included in our 2016 Annual Report on Form 10-K.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors

There have been no material changes, other than those listed below, from risk factors previously disclosed in our 2016 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

The adoption of climate change legislation or regulations restricting emissions of GHGs could increase our costs to operate.

Our landfill operations emit methane, which is identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. On August 3, 2015, the EPA finalized the Clean Power Plan rule, which regulates CO2 emissions from existing power plants, and the Carbon Pollution Standards for new, modified, and reconstructed power plants. Also, on January 14, 2015, the Obama Administration announced the goal of limiting methane emissions via a host of proposed and anticipated regulations directed at the oil and gas industry. On July 15, 2016, the EPA published updates to its 1996 Emission Guidelines for existing MSW landfills that further reduce methane emissions. In a simultaneous rulemaking, the EPA published updated requirements for reducing methane emissions from new and modified landfills. Comprehensive federal climate change legislation could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a PSD and Title V GHG Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when the Clean Air Act of 1970, as amended (the “Clean Air Act”), permits are required. In August 2016, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized a national program that would establish the next phase of GHG emissions and fuel efficiency standards for medium and heavy-duty vehicles. Industry groups have filed legal challenges to the rulemaking before the D.C. Circuit Court of Appeals. On May 8, 2017, the D.C. Circuit Court of Appeals granted a motion by the EPA and the NHTSA to hold the litigation challenging the rule in abeyance while the agencies evaluate a petition to reconsider the rule filed by one of the rule’s challengers. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.

Affiliates of Highstar Capital may continue to influence our policies and decisions and their interests may conflict with ours or yours in the future.

Affiliates of Highstar Capital beneficially own approximately 32% of our common stock. Under our stockholders’ agreement with Highstar Capital, we have agreed to nominate to our board individuals designated by Highstar Capital in numbers proportionate to their ownership of our common stock. For so long as Highstar Capital and its affiliates continue to own a significant percentage of our common stock, Highstar Capital will still be able to significantly influence the composition of our board of directors and thereby influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurence or modification of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

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

August 4, 2017	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer