Form 10-Q
period 2017-09-30
Advanced Disposal Services, Inc.
filed 2017-11-03
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 23, 2017 was 88,468,477 shares.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth in "Risk Factors" in our 2016 Annual Report on Form 10-K and our 2017 Second Quarter Report on Form 10-Q.

Examples of these risks, uncertainties and other factors include, but are not limited to:

•	our ability to achieve future profitability will depend on us executing our strategy and controlling costs;

•	future results may be impacted by the expiration of net operating losses (NOLs);

•	we operate in a highly competitive industry and the inability to compete effectively with larger and better capitalized companies and governmental service providers;

•	our results are vulnerable to economic conditions;

•	we may lose contracts through competitive bidding, early termination or governmental action;

•	some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results;

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

•	risks associated with our substantial indebtedness and working capital deficit;

•	risks associated with our ability to implement our growth strategy as and when planned; and

•	the other risks described in the "Risk Factors" section of our 2016 Annual Report on Form 10-K and our 2017 Second Quarter Report on Form 10-Q.
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$7.2	$1.2
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $4.0, respectively	205.2	183.2
Prepaid expenses and other current assets	30.3	30.3
Total current assets	242.7	214.7
Other assets	21.3	23.3
Property and equipment, net of accumulated depreciation of $1,301.1 and $1,163.0, respectively	1,737.4	1,633.4
Goodwill	1,204.9	1,173.9
Other intangible assets, net of accumulated amortization of $237.4 and $210.7, respectively	300.3	324.6
Total assets	$3,506.6	$3,369.9
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$92.4	$86.5
Accrued expenses	120.7	109.8
Deferred revenue	66.9	62.5
Current maturities of landfill retirement obligations	30.1	29.3
Current maturities of long-term debt	74.7	36.5
Total current liabilities	384.8	324.6
Other long-term liabilities	56.6	54.2
Long-term debt, less current maturities	1,892.8	1,887.0
Accrued landfill retirement obligations, less current maturities	198.8	161.8
Deferred income taxes	133.3	112.8
Total liabilities	2,666.3	2,540.4
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,439,597 and 88,034,813 shares outstanding, respectively	0.9	0.8
Additional paid-in capital	1,484.7	1,470.3
Accumulated deficit	(645.3)	(641.6)
Treasury stock at cost, 2,274 and 0 shares, respectively	—	—
Total stockholders' equity	840.3	829.5
Total liabilities and stockholders' equity	$3,506.6	$3,369.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Service revenues	$392.7	$360.6	$1,123.2	$1,052.6
Operating costs and expenses
Operating	248.0	220.3	717.1	652.6
Selling, general and administrative	41.8	35.6	127.4	119.7
Depreciation and amortization	68.9	64.0	197.9	189.4
Acquisition and development costs	0.4	—	1.2	0.2
Loss on disposal of assets and asset impairments	0.5	1.1	11.1	1.2
Restructuring charges	3.4	—	3.4	0.8
Total operating costs and expenses	363.0	321.0	1,058.1	963.9
Operating income	29.7	39.6	65.1	88.7
Other (expense) income
Interest expense	(24.1)	(34.1)	(69.7)	(102.7)
Other income (expense), net	1.3	0.5	(0.5)	0.9
Total other expense	(22.8)	(33.6)	(70.2)	(101.8)
Income (loss) before income taxes	6.9	6.0	(5.1)	(13.1)
Income tax expense (benefit)	3.4	2.2	(1.4)	(2.8)
Net income (loss)	$3.5	$3.8	$(3.7)	$(10.3)

Net income (loss) attributable to common stockholders per share
Basic income (loss) per share	$0.04	$0.06	$(0.04)	$(0.16)
Diluted income (loss) per share	$0.04	$0.06	$(0.04)	$(0.16)
Basic average shares outstanding	88,398,924	64,493,536	88,271,406	64,493,536
Diluted average shares outstanding	89,083,558	64,942,500	88,271,406	64,493,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$3.5	$3.8	$(3.7)	$(10.3)
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income (loss)	$3.5	$3.8	$(3.7)	$(10.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit			Total Stockholders' Equity
(in millions, except share data)	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount

Balance at December 31, 2016	88,034,813	$0.8	$1,470.3	$(641.6)	—	$—	$829.5
Net loss	—	—	—	(3.7)	—	—	(3.7)
Stock-based compensation	—	—	8.3	—	—	—	8.3
Stock option exercises and other	404,784	0.1	6.1	—	2,274	—	6.2
Balance at September 30, 2017	88,439,597	$0.9	$1,484.7	$(645.3)	2,274	$—	$840.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3.7)	$(10.3)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	197.9	189.4
Change in fair value of derivative instruments	1.7	(10.5)
Amortization of interest rate cap premium	—	0.3
Amortization of debt issuance costs and original issue discount	4.8	14.6
Accretion on landfill retirement obligations	11.1	9.8
Other accretion and amortization	2.9	1.4
Provision for doubtful accounts	3.6	2.4
Loss on disposition of property and equipment	1.3	2.8
Impairment of assets	13.0	—
Gain on disposition of businesses	(2.8)	(1.6)
Stock based compensation	8.3	4.0
Deferred tax benefit	(2.7)	(4.8)
Earnings in equity investee	(1.2)	(1.3)
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(22.0)	(3.8)
Decrease in prepaid expenses and other current assets	1.5	7.5
Decrease (increase) in other assets	0.2	(0.4)
Increase in accounts payable	9.9	0.1
Increase in accrued expenses and other long term liabilities	6.8	7.7
Increase (decrease) in unearned revenue	1.1	(2.5)
Capping, closure and post-closure obligations	(8.3)	(13.1)
Assumption of long term care and closure reserve	24.0	—
Net cash provided by operating activities	247.4	191.7
Cash flows from investing activities
Purchases of property and equipment and landfill construction and development	(140.5)	(124.2)
Proceeds from sale of property and equipment	1.8	2.2
Acquisition of businesses, net of cash acquired	(112.2)	(5.3)
Proceeds from sale of businesses	8.7	2.4
Net cash used in investing activities	(242.2)	(124.9)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	195.0	102.0
Repayment on debt instruments, including capital leases	(200.3)	(149.0)
Proceeds from stock option exercises	6.1	—
Return of capital to former parent	—	(19.9)
Net cash provided by (used in) financing activities	0.8	(66.9)
Net increase (decrease) in cash and cash equivalents	6.0	(0.1)
Cash and cash equivalents, beginning of period	1.2	0.6
Cash and cash equivalents, end of period	$7.2	$0.5

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
Thirteen acquisitions were completed during the nine months ended September 30, 2017 for aggregate consideration consisting of a cash purchase price, net of cash acquired, of $112.2 and notes payable of $4.4 subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. The Company assumed approximately $3.9 in closure and post-closure liabilities associated with the acquisitions. Seven acquisitions were completed during the nine months ended September 30, 2016 for a cash purchase price of $5.2 and notes payable of $0.2. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition. The Company is still reviewing information surrounding property and equipment, intangible assets, current liabilities and long-term liabilities related to acquisitions completed subsequent to January 1, 2017. See Note 11, Acquisitions, to the Company's unaudited condensed consolidated financial statements for further details on acquisitions completed during the nine months ended September 30, 2017.
During the nine months ended September 30, 2017, the Company entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. The Company received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, the Company assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The present value of the assumed post-closure liabilities and expenditures related to the gas infrastructure system over the life of the landfill approximate the amount of the cash payment. The payments related to the assumed post-closure liabilities and expenditures related to the gas infrastructure system will be made in future periods.

During the nine months ended September 30, 2017, the Company divested of its collection services operation in Charlotte, North Carolina for consideration received of $8.7. A $1.4 gain on the sale of that business is included in the Company's unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive income (loss), cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In conformity with accounting principles generally accepted in the United States of America, the Company uses estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. The Company must make these estimates and assumptions because certain information that it uses is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing the Company's financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to: accounting for long-lived assets, including recoverability; landfill development costs, final capping, closure and post-closure costs; valuation allowances for accounts receivable and deferred tax assets; liabilities for potential litigation, claims and assessments; liabilities for environmental remediation; stock compensation; accounting for goodwill and intangible asset impairments; deferred taxes; uncertain tax positions; self-insurance reserves; and estimates of the fair value of assets acquired and liabilities assumed in any acquisition. Actual results could differ materially from the estimates and assumptions that the Company uses in preparation of its financial statements.
Intangible Asset Impairment
The Company has non-integrated collection operations in South Carolina which operate in a competitor-owned disposal market that does not align with the Company's long-term market strategy of vertically integrated operations with Company-owned disposal sites or marketplace neutral disposal sites. During April of 2017, changes in facts and circumstances led the Company to evaluate the long-term market for South Carolina collection operations and re-evaluate the expected cash flows provided by this market. The Company determined it appropriate to impair certain intangible assets that were recorded as part of the purchase accounting when these entities were acquired. Based on the Company's evaluation, the Company recorded an intangible asset impairment of $13.0 during the nine months ended September 30, 2017.
Restructuring Charges
During the three and nine months ended September 30, 2017, the Company incurred restructuring charges of $3.4 due to the elimination of positions at the Company's corporate office. Of the $3.4 of restructuring charges, $2.1 relates to the acceleration of stock based compensation expense and $1.3 relates to severance expense.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required to increase transparency and comparability among organizations. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted; however, the Company does not expect to early adopt the ASU. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. While the Company is still assessing the impact of this standard, it does not believe this standard will have a material impact on the Company's financial condition, results of operations or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company will adopt the standard as a cumulative effect adjustment as of the date of adoption.

To assess the impact of the standard, the Company is using internal resources to lead the implementation efforts supplemented by external consultants. The Company's internal resources reviewed the amended guidance, attended training classes and consulted with other accounting professionals to assist with interpretation of the amended guidance. The Company completed an impact assessment of the guidance changes affecting the Company and developed an approach to address each change. The Company has completed the initial process of sampling contracts based on specifically identified contract characteristics and will update this process during the fourth quarter of fiscal 2017 using financial data from the second half of fiscal 2017. The Company completed a review of its municipal contracts, commercial collection contracts, roll-off collection contracts and disposal contracts. The Company documented key contract terms for each of these contracts and evaluated areas impacted by the amended guidance. The Company will finalize these contract reviews and will complete contract reviews for less significant revenue streams during the fourth quarter of fiscal 2017. Changes to processes and internal controls are being identified to meet the standard’s reporting and disclosure requirements. The Company continues to work through an analysis of the increased disclosures required by the new guidance.

The Company has determined that sales commissions previously recorded as expense in the income statement when earned will be recorded as a contract asset under the amended guidance. The Company is in process of determining the appropriate amortization period for these sales commissions. Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the Annual Report on Form 10-K for fiscal 2017.

3.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2016 and for the nine months ended September 30, 2017 are shown in the table below:

Balance at December 31, 2015	$193.7
Increase in retirement obligation	9.3
Accretion of closure and post-closure costs	13.0
Change in estimate	(7.4)
Costs incurred	(17.5)
Balance at December 31, 2016	191.1
Increase in retirement obligation	7.3
Accretion of closure and post-closure costs	11.1
Costs incurred	(8.5)
Assumption of long term care and closure reserves	27.9
Balance at September 30, 2017	228.9
Less: Current portion	(30.1)
$198.8

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

4. Earnings (Loss) Per Share

The following table sets forth the computation of basic earnings (loss) per share and earnings (loss) per share, assuming dilution:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Numerator: (Dollars in millions)
	Net income (loss)	$3.5	$3.8	$(3.7)	$(10.3)
Denominator:
	Average common shares outstanding	88,398,924	64,493,536	88,271,406	64,493,536
	Other potentially dilutive common shares	684,634	448,964	—	—
	Average common shares outstanding, assuming dilution	89,083,558	64,942,500	88,271,406	64,493,536

	Basic net income (loss) per share	$0.04	$0.06	$(0.04)	$(0.16)
	Diluted net income (loss) per share	$0.04	$0.06	$(0.04)	$(0.16)
Basic net income (loss) per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Diluted net income (loss) per share is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted stock awards, and performance stock awards.
Pursuant to the FASB’s Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, the Company includes additional shares in the computation of diluted net income per share. The additional shares that would be included in diluted net income per share would represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into common stock. When calculating diluted net income per share, the ASC requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options because it is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.
Approximately 1.7 million and 1.4 million of outstanding stock awards were excluded from the diluted income per share calculation for the three months ended September 30, 2017 and September 30, 2016, respectively, because their effect was antidilutive. Approximately 3.4 million and 3.0 million of outstanding stock awards were excluded from the diluted loss per share calculation for the nine months ended September 30, 2017 and September 30, 2016, respectively, because their effect was antidilutive.

5.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	September 30, 2017	December 31, 2016
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (4.59% and 4.49% at September 30, 2017 and December 31, 2016, respectively) due quarterly; balance due at maturity in November 2021	$32.0	$—
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,463.8	1,480.0
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Capital lease obligations, maturing through 2024	69.6	42.5
Other debt	11.8	15.1
	2,002.2	1,962.6
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(34.7)	(39.1)
Less: Current portion	(74.7)	(36.5)
	$1,892.8	$1,887.0

All borrowings under the Term Loan B and the Revolver are guaranteed by each of the Company's current and future domestic subsidiaries (which also guarantee the Senior Notes), subject to certain agreed-upon exemptions. All guarantors are jointly and severally and fully and unconditionally liable. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolver and Letter of Credit Facilities

As of September 30, 2017, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of September 30, 2017 and December 31, 2016, the Company had $32.0 and $0.0 of borrowings outstanding on the Revolver, respectively. As of September 30, 2017 and December 31, 2016, the Company had an aggregate of $40.9 and $42.1, respectively, of letters of credit outstanding under its credit facilities.

6. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Other long term assets	$0.6	$2.3
Total derivatives		$0.6	$2.3
The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.
Interest Rate Caps
In December 2012, the Company entered into four interest rate cap agreements to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The interest rate caps expired in various tranches through fiscal 2016. The Company recorded a premium of $5.0 in other assets in the condensed consolidated balance sheets and amortized the premium

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

to interest expense based upon decreases in the time value of the caps. Amortization expense was approximately $0.0 and $0.3 for the three and nine months ending September 30, 2016, respectively.
In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company is paying the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded a gain of $0.1 and $0.3 for the three months ending September 30, 2017 and 2016, respectively and a loss of $3.2 and $2.6 for the nine months ended September 30, 2017 and 2016, respectively. Of the recorded losses, $0.5 and $1.5 for the three and nine months ended September 30, 2017, respectively, were realized losses. The notional value of the contracts aggregated were $800.0 as of September 30, 2017 and will remain constant through maturity in September 2019.
Commodity Futures Contracts
Prior to fiscal 2017, the company utilized fuel derivative instruments (commodity futures contracts) as economic hedges of the risk that fuel prices would fluctuate. The Company has used financial derivative instruments for both short-term and long-term time frames and utilized fixed price swap agreements to manage the identified risk. The Company does not currently have plans to enter into derivative financial instruments for trading or speculative purposes. All fuel derivative contracts entered into by the Company expired prior to fiscal 2017. Changes in the fair value and settlements of the fuel derivative instruments were recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded a loss of $0.3 and a gain of $1.2, respectively, for the three and nine months ended September 30, 2016.

7. Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2017 and 2016 was 49.3% and 36.7%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2017 was primarily due to the unfavorable impact of the change in recorded valuation allowance and permanently non-deductible expenses. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses, interest related to previously recorded uncertain tax positions and the change in recorded valuation allowances.
The Company’s effective income tax rate for the nine months ended September 30, 2017 and 2016 was 27.5% and 21.4%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2017 was primarily due to the unfavorable impact of the change in recorded valuation allowance and permanently non-deductible expenses. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2016 was primarily due to the unfavorable impact of the change of permanently non-deductible expenses and the change in recorded valuation allowance.

As of September 30, 2017, the Company had $10.5 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in the condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The Company is not able to reasonably estimate when it would make any cash payments required to settle these liabilities, but the Company does not believe that the ultimate settlement of its obligations will materially affect its liquidity.

8.	Commitments and Contingencies
Financial Instruments
The Company has obtained letters of credit, performance bonds and insurance policies for the performance of the following: landfill final capping, closure and post-closure requirements; certain collection, landfill and transfer station contracts; environmental remediation; and other obligations. Letters of credit are supported by the Company’s Revolver (Note 5).
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

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. During the three and nine months ended September 30, 2017, the Company recorded a charge in operating expenses of $2.4 and $7.8, representing the Company’s current estimate of probable costs to relocate displaced material and restore infrastructure, net of estimated insurance recoveries; this amount could increase or decrease as a result of actual costs incurred to completion and insurance recoveries. The Company has incurred $0.8 and $4.7 for the three and nine months ended September 30, 2017, respectively.
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

Multiemployer Defined Benefit Pension Plans
Approximately 12.5% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which it contributes could have a material adverse effect on the Company's business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on the Company's results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters

The Company has open tax years dating back to 2000 in certain jurisdictions. Prior to the acquisition of Veolia ES Solid Waste, Inc. in fiscal 2012, MW Star Holdings, Corp. (Veolia ES Solid Waste division) was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities.
The Company maintains a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on the Company's results of operations or cash flows.

9. Segment and Related Information
The Company manages and evaluates its operations primarily through its South, East and Midwest regional segments. These three groups are presented below as the Company’s reportable segments. The Company’s three geographic operating segments provide collection, transfer, disposal and recycling services. The Company serves residential, commercial and industrial, and municipal customers throughout its operating segments. As disclosed in the Company's 2016 Annual Report on Form 10-K, the Company reorganized its internal structure during the fourth quarter of fiscal 2016 by moving two business units from the East segment to the South segment. Segment revenue, operating income and depreciation and amortization for the three and nine months ended September 30, 2016 have been reclassified to reflect these changes to the Company's operating segments. As a result, for the quarter ended September 30, 2016, $5.4 of segment revenue was reclassified from the East to the South, $0.6 of operating income was reclassified from the East to the South and $0.3 of depreciation and amortization was reclassified from the East to the South. For the nine months ended September 30, 2016, $16.5 of segment revenue was reclassified from the East to the South, $2.4 of operating income was reclassified from the East to the South and $1.0 of depreciation and amortization was reclassified from the East to the South.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Revenues, operating income/(loss) and depreciation and amortization for the Company's reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2017
South	$145.5	$22.8	$20.3
East	97.8	4.2	19.7
Midwest	149.4	22.4	26.7
Corporate	—	(19.7)	2.2
	$392.7	$29.7	$68.9

Three Months Ended September 30, 2016
South	$131.8	$22.4	$18.8
East	88.3	8.0	18.2
Midwest	140.5	21.9	24.8
Corporate	—	(12.7)	2.2
	$360.6	$39.6	$64.0

Nine Months Ended September 30, 2017
South	420.6	69.1	59.1
East	284.0	(3.7)	57.4
Midwest	418.6	54.2	74.5
Corporate	—	(54.5)	6.9
	$1,123.2	$65.1	$197.9

Nine Months Ended September 30, 2016
South	$390.2	$66.0	$56.7
East	261.7	19.0	54.1
Midwest	400.7	53.8	72.3
Corporate	—	(50.1)	6.3
	$1,052.6	$88.7	$189.4

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
Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes that most often impact the South region, can increase the Company’s revenues in the areas affected. While weather-related and other occurrences can boost revenues through additional work, the earnings generated can be moderated as a result of significant start-up costs and other factors, resulting in earnings at comparatively lower margins. These destructive weather conditions can

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

result in higher fuel costs, higher labor costs, reduced municipal contract productivity and higher disposal costs in disposal neutral markets. Certain weather conditions, including severe winter storms, may result in the temporary suspension of the Company’s operations, which can significantly affect the operating results of the affected regions.

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

		Fair Value Measurement at September 30, 2017 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$7.2	$7.2	$—	$—	$—	$7.2
Interest rate caps - asset position	0.6	—	0.6	—	—	0.6
Total recurring fair value measurements	$7.8	$7.2	$0.6	$—	$—	$7.8

		Fair Value Measurement at December 31, 2016 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$1.2	$1.2	$—	$—	$—	$1.2
Interest rate caps - asset position	2.3	—	2.3	—	—	2.3
Total recurring fair value measurements	$3.5	$1.2	$2.3	$—	$—	$3.5
The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of September 30, 2017 and December 31, 2016, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	September 30, 2017	December 31, 2016
Revolver	$32.0	$—
Senior Notes	446.2	425.5
Term Loan B	1,474.8	1,495.7
	$1,953.0	$1,921.2
The carrying value of the Company’s debt at September 30, 2017 and December 31, 2016 was $1,920.8 and $1,905.0, respectively.

11. Acquisitions
In the ordinary course of business, the Company regularly evaluates and pursues acquisition opportunities that further enhance the Company's vertical integration strategy. Thirteen acquisitions were completed during the nine months ended September 30, 2017 for aggregate consideration consisting of a cash purchase price, net of cash acquired, of $112.2 and notes payable of $4.4, subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. The goodwill recognized of $31.9 represents long-term growth potential and the synergies from the combined operations of the acquired entities and the Company. The Company is still reviewing information surrounding property and equipment, intangible assets, current liabilities and long-term liabilities resulting from the acquisitions, which may result in changes to the Company’s preliminary purchase price allocation during subsequent periods. Transaction costs related to these acquisitions were not significant for the three and nine months ended September 30, 2017. The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

The following table summarizes the estimated fair values of the net assets acquired, net of cash acquired, year to date as of:

September 30, 2017
Current assets	$5.1
Property and equipment	92.1
Goodwill	31.9
Other intangible assets	20.0
Total assets acquired	149.1
Current liabilities	5.5
Accrued landfill retirement obligations	3.9
Deferred tax liability	23.1
Total liabilities assumed	32.5
Net assets acquired	$116.6
The following table presents the allocation of the purchase price to other intangible assets:

September 30, 2017
Customer lists and contracts	$17.7
Noncompete	2.2
Other	0.1
$20.0
The amount of goodwill recorded related to these acquisitions for the South Segment, East Segment, and Midwest Segment was $8.6, $22.7, and $0.6, respectively. The amount of goodwill deductible for tax purposes related to these acquisitions is $2.4.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The weighted average life of other intangible assets in years is as follows:

Customer lists and contracts	17
Noncompete	7

12. Equity Method Investment

The Company uses the equity method to account for its 50% financial interest in Sanitation Services Company Limited. Summarized financial information for Sanitation Services Company Limited consists of the following:

(in millions)	Nine Months Ended September 30,
	2017	2016
Service revenue	$9.1	$10.0
Operating income	$2.4	$2.6
Income before income taxes	$2.5	$2.6
Net income	$2.5	$2.6

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
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential and over 200,000 commercial and industrial (C&I) customers through our extensive network of 92 collection operations, 73 transfer stations, 22 owned or operated recycling facilities and 40 owned or operated landfills. We operate five landfill gas and renewable energy projects and have an additional 12 third party owned landfill gas and renewable energy projects. We also have post-closure responsibility for five closed landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly efficient and profitable collection operations with lower capital requirements.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Service revenues	$392.7	100.0%	$360.6	100.0%	$1,123.2	100.0%	$1,052.6	100.0%
Operating costs and expenses
Operating	248.0	63.2%	220.3	61.1%	717.1	63.8%	652.6	62.0%
Selling, general and administrative	41.8	10.6%	35.6	9.9%	127.4	11.3%	119.7	11.4%
Depreciation and amortization	68.9	17.5%	64.0	17.7%	197.9	17.6%	189.4	18.0%
Acquisition and development costs	0.4	0.1%	—	—%	1.2	0.1%	0.2	—%
Loss on disposal of assets and asset impairments	0.5	0.1%	1.1	0.3%	11.1	1.0%	1.2	0.1%
Restructuring charges	3.4	0.9%	—	—%	3.4	0.3%	0.8	0.1%
Total operating costs and expenses	363.0	92.4%	321.0	89.0%	1,058.1	94.2%	963.9	91.6%
Operating income	$29.7	7.6%	$39.6	11.0%	$65.1	5.8%	$88.7	8.4%

Three months ended September 30, 2017 compared to 2016
Operating income decreased $9.9 or 25.0% to $29.7 for the three months ended September 30, 2017. The decrease was due in part to the following:

•
As discussed in Note 2 to the unaudited consolidated financial statements, we recorded restructuring charges of $3.4 during the three months ended September 30, 2017 due to the elimination of positions at the corporate office. Of the $3.4 of restructuring charges, $2.1 relates to the acceleration of stock based compensation expense and $1.3 relates to severance expense;

•
As discussed in Note 8 to the unaudited consolidated financial statements, we recorded an additional charge in operating expenses of $2.4 during the three months ended September 30, 2017 related to the Greentree landfill waste slide that occurred in the first quarter of fiscal 2017.

Operating income, net of the items above, decreased $4.1 or 10.4% to $35.5 for the three months ended September 30, 2017. The decrease was primarily the result of the following:

•
An increase in operating costs of $27.7 which includes the following: an increase in salary and wage expense of $6.0 due to merit increases, acquisition activity and higher workers' compensation cost; an increase in transfer and disposal costs of $4.7 due to higher disposal volumes, increased container weights and the mix of special waste project activity requiring third party trucking services; an increase in maintenance and repairs expense of $3.5 primarily due to acquisition activity; an increase in fuel expense of $2.8 due to the expiration of compressed natural gas ("CNG") credits and an increase in diesel fuel prices partially due to hurricane related supply disruptions; an increase in facility maintenance costs of $2.5 due to acquisition activity and site repairs at certain landfills; an increase in maintenance costs of $1.8 for landfill gas control, leachate and sulfate treatment; an increase in expenses of $1.0 to support an acquired aggregate and asphalt operation; an increase in franchise fees and taxes of $0.8 to support the increase in our disposal revenue; an increase in vehicle operating expense of $0.8 due to acquisition activity and hurricane related costs in the South segment; an increase in accretion expense of $0.5 due to the assumption of post-closure liabilities of a closed portion of a landfill during the first quarter of fiscal 2017; and an increase in healthcare costs of $0.4 due to an increase in the severity and frequency of medical claims;

•	An increase in depreciation and amortization of $4.9 as a result of acquisition activity and higher disposal volumes;

•
An increase in general and administrative expense which includes the following: an increase in salary and wage expense of $2.1 due to merit increases and higher bonus expense of $1.4; an increase in sales and marketing expense of $1.0 due to hiring additional sales representatives; and an increase in stock based compensation expense of $0.8 due to the impact of initial public offering related awards and a larger portion of our compensation structure shifting to stock based awards;

The decrease in operating income for the three months ended September 30, 2017 was partially offset by the following:

•	An increase in service revenues of $32.1 as detailed further in the "Revenue" section below.
Nine months ended September 30, 2017 compared to 2016
Operating income decreased $23.6 or 26.6% to $65.1 for the nine months ended September 30, 2017. The decrease was due in part to the following:

•	As discussed in Note 2 to the unaudited consolidated financial statements, we recorded an intangible asset impairment charge of $13.0 during the nine months ended September 30, 2017;

•
As discussed in Note 8 to the unaudited consolidated financial statements, we recorded charges in operating expenses of $7.8 related to the Greentree landfill waste slide that occurred in the first quarter of fiscal 2017;

•
As discussed in Note 2 to the unaudited consolidated financial statements, we recorded restructuring charges of $3.4 during the three months ended September 30, 2017 due to the elimination of positions at the corporate office. Of the $3.4 of restructuring charges, $2.1 relates to the acceleration of stock based compensation expense and $1.3 relates to severance expense;

Operating income, net of the items above, increased $0.6 or 0.7% to $89.3 for the nine months ended September 30, 2017. The increase was primarily the result of the following:

•	An increase in service revenues of $70.6 as detailed further in the "Revenue" section below.
The increase in revenue for the nine months ended September 30, 2017 was largely offset by the following:

•
An increase in operating costs of $56.7, net of the $7.8 in costs associated with the Greentree landfill waste slide, which includes the following: an increase in salary and wage expense of $10.9 due to merit increases, acquisition activity and higher workers' compensation cost; an increase in transfer and disposal costs of $12.8 to support the increase in our service revenue; an increase in fuel expense of $8.6 due to the expiration of CNG credits and an increase in diesel fuel prices partially due to hurricane related supply disruptions; an increase in maintenance and repairs expense of $6.1 primarily due to acquisition activity; an increase in maintenance costs of $4.5 for landfill gas control, leachate and sulfate treatment; an increase in facility maintenance costs of $3.6 due to acquisition activity and site repairs at certain landfills; an increase in healthcare costs of $2.2 due to an increase in the severity and frequency of medical claims; an increase in expenses of $2.1 to support an acquired aggregate and asphalt operation; an increase in franchise fees and taxes of $1.7 to support the increase in our service revenue; an increase in insurance expenses of $1.7 primarily due to higher automobile and property insurance costs; an increase in accretion expense of $1.3 due to the assumption of post-closure liabilities of a closed portion of a landfill during the first quarter of fiscal 2017; and an increase in vehicle operating expense of $1.1 due to acquisition activity and hurricane related costs in the South segment;

•	An increase in depreciation and amortization expense of $8.5 as a result of acquisition activity and higher disposal volumes;

•
An increase in stock based compensation expense of $3.9 due to the impact of initial public offering related awards and a larger portion of the Company's compensation structure shifting to stock based awards and an increase in sales and marketing expense of $2.8 due to hiring additional sales representatives.

Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel and environmental fees, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and C&I customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Standard C&I service agreements are typically three to five years, and we have historically maintained strong relationships with our C&I customers. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years in initial duration with subsequent renewal periods. Certain municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index (CPI). We provide commercial front load and temporary and permanent rolloff service offerings to our commercial customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into written contracts with our temporary rolloff customers due to the relatively short-term nature of most construction and demolition (C&D) projects.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Collection	$259.1	66.0%	$247.7	68.7%	$753.1	67.0%	$734.0	69.7%
Disposal	145.3	37.0%	137.3	38.1%	407.8	36.3%	391.3	37.2%
Sale of recyclables	10.0	2.5%	6.6	1.8%	27.6	2.5%	16.3	1.5%
Fuel fees and environmental fees	26.9	6.9%	24.7	6.8%	76.0	6.8%	64.6	6.1%
Other revenue	28.0	7.1%	16.9	4.7%	78.8	7.0%	55.5	5.3%
Intercompany eliminations	(76.6)	(19.5)%	(72.6)	(20.1)%	(220.1)	(19.6)%	(209.1)	(19.9)%
Total service revenues	$392.7	100.0%	$360.6	100.0%	$1,123.2	100.0%	$1,052.6	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average yield	0.2%	2.3%	1.4%	2.0%
Recycling	0.9%	0.2%	1.0%	0.1%
Fuel fee revenue	0.2%	(0.6)%	0.4%	(0.9)%
Total yield	1.3%	1.9%	2.8%	1.2%
Organic volume	3.4%	(3.2)%	0.8%	(1.2)%
Acquisitions	4.8%	1.7%	3.4%	1.9%
Divestitures	(0.6)%	(0.6)%	(0.3)%	(1.3)%
Total revenue growth	8.9%	(0.2)%	6.7%	0.6%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel fee revenue.
During the three months ended September 30, 2017, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2016:

•
Average yield increased revenue by 0.2% driven by higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets partially offset by a reduction in open market price yield due to the impact of customer turnover in the Midwest segment and the mix of business with special waste volumes which generally are at a lower rate than other waste streams;

•	Recycling revenue increased revenue by 0.9% due to an increase in recycling commodity prices;

•
Fuel fee revenue increased revenue by 0.2%. These fees fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharge fees reset on a monthly basis therefore an increase in our fuel fee revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•
Organic volume increased revenue by 3.4% primarily due to an increase in MSW, C&D and special waste landfill disposal volumes, an increase in third party trucking revenue due to special waste project activity and an increase related to a volume commitment settlement associated with a landfill gas contract. Volumes in the commercial and rolloff collection businesses increased slightly but were offset by a reduction in residential volume as we continue to cycle through certain municipal contract losses. Organic volume was negatively impacted by one less work day in the three months ended September 30, 2017 compared to the three months ended September 30, 2016;

•	Acquisitions increased revenue by 4.8% due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.6% due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017.

During the nine months ended September 30, 2017, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2016:

•
Average yield increased revenue by 1.4% driven by higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets and a higher open market price yield as we continue to focus on disciplined pricing. Additionally, the increase in average yield was partially offset by the mix of business due to increases in special waste volumes which generally price at a lower rate per ton than other waste streams;

•	Recycling revenue increased revenue by 1.0% due to an increase in recycling commodity prices;

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

•
Organic volume increased revenue by 0.8% primarily due to an increase in MSW, C&D and special waste landfill disposal volumes, an increase in third party trucking revenue due to special waste project activity and an increase related to a volume commitment settlement associated with a landfill gas contract. Volumes in the commercial and rolloff collection businesses increased slightly with residential volume decreasing as we continue to cycle through certain municipal contract losses. Organic volume was negatively impacted by one less work day in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016;

•	Acquisitions increased revenue by 3.4% due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.3% due to our strategic decision to divest of our Charlotte collection operations in the second quarter of fiscal 2017.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Operating	$244.2	62.2%	$217.0	60.2%	$706.0	62.9%	$642.8	61.1%
Accretion of landfill retirement obligations	3.8	1.0%	3.3	0.9%	11.1	0.9%	9.8	0.9%
Operating expenses	$248.0	63.2%	$220.3	61.1%	$717.1	63.8%	$652.6	62.0%
Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Labor and related benefits	$80.2	20.4%	$73.8	20.5%	$233.2	20.8%	$220.2	20.9%
Transfer and disposal costs	53.1	13.5%	48.4	13.4%	154.8	13.8%	142.0	13.5%
Maintenance and repairs	36.7	9.3%	33.2	9.2%	104.5	9.3%	98.4	9.3%
Fuel	17.0	4.3%	14.2	3.9%	49.0	4.4%	40.4	3.8%
Franchise fees and taxes	18.2	4.6%	17.4	4.8%	50.7	4.5%	49.0	4.7%
Risk management	7.8	2.1%	7.4	2.1%	24.6	2.2%	22.8	2.2%
Other	28.8	7.4%	22.6	6.3%	81.4	7.2%	70.0	6.7%
Subtotal	$241.8	61.6%	$217.0	60.2%	$698.2	62.2%	$642.8	61.1%
Greentree expenses, net of estimated insurance recoveries	2.4	0.6%	—	—%	7.8	0.7%	—	—%
Total operating expenses, excluding accretion expense	$244.2	62.2%	$217.0	60.2%	$706.0	62.9%	$642.8	61.1%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended September 30, 2017 compared to 2016
Operating expenses increased by $27.2 or 12.5% to $244.2 for the three months ended September 30, 2017 from $217.0 for the three months ended September 30, 2016. The change reflects the following:

•
Labor and related benefits increased by $6.4 or 8.7% to $80.2 which was primarily attributable to merit increases, acquisition activity, higher health care costs due to an increase in the severity and frequency of medical claims and higher workers' compensation costs due to less favorable actuarial development;

•
Transfer and disposal costs increased by $4.7 or 9.7% to $53.1 as a result of increased disposal volumes, acquisition activity, increased third party trucking costs, increased container weights and higher recycling rebates due to the increase in recycling commodity prices;

•
Maintenance and repairs expense increased by $3.5 or 10.5% to $36.7. The increase was driven by increased labor costs primarily attributable to merit increases, acquisition activity and higher health care costs as well as an increase in maintenance and repair material costs;

•
Fuel costs increased $2.8 or 19.7% to $17.0 primarily resulting from acquisition activity, the expiration of CNG tax credits as of December 31, 2016 and increases in diesel fuel prices, partially due to hurricane related supply disruptions;

•	Franchise fees and taxes increased $0.8 or 4.6% to $18.2 primarily due to increased disposal volumes;

•	Risk management expense increased $0.4 or 5.4% to $7.8 primarily due to higher general liability insurance costs and property damage in the South segment associated with a recent hurricane;

•
Other operating costs increased $6.2 or 27.4% to $28.8 due to an increase in facility maintenance costs related to acquisition activity and site repairs at certain landfills, an increase in maintenance costs related to landfill gas control, leachate and sulfate treatment and increased costs to operate an asphalt plant associated with a recent acquisition;

•	We recorded additional costs of $2.4, net of estimated insurance recoveries, associated with the Greentree landfill waste slide that occurred in the first quarter of fiscal 2017.
Nine months ended September 30, 2017 compared to 2016
Operating expenses increased by $63.2 or 9.8% to $706.0 for the nine months ended September 30, 2017 from $642.8 for the nine months ended September 30, 2016. The change reflects the following:

•
Labor and related benefits increased by $13.0 or 5.9% to $233.2 which was primarily attributable to merit increases, acquisition activity, higher health care costs due to an increase in the severity and frequency of medical claims and higher workers' compensation costs due to less favorable actuarial development;

•
Transfer and disposal costs increased by $12.8 or 9.0% to $154.8 as a result of increased disposal volumes, acquisition activity, increased third party trucking costs, increased container weights and higher recycling rebates due to the increase in recycling commodity prices;

•
Maintenance and repairs expense increased by $6.1 or 6.2% to $104.5. The increase was driven by increased labor costs primarily attributable to merit increases, acquisition activity and higher health care costs as well as an increase in maintenance and repair material costs;

•
Fuel costs increased $8.6 or 21.3% to $49.0 primarily resulting from the expiration of CNG tax credits as of December 31, 2016 and increases in diesel fuel prices, partially due to hurricane related supply disruptions;

•	Franchise fees and taxes increased $1.7 or 3.5% to $50.7 primarily due to increased disposal volumes and acquisition activity;

•
Risk management expense increased $1.8 or 7.9% to $24.6 primarily due to higher automobile and property insurance costs, less favorable actuarial development and property damage in the South segment from a tornado and a hurricane;

•
Other operating costs increased $11.4 or 16.3% to $81.4 primarily due to an increase in maintenance costs related to landfill gas control, leachate and sulfate treatment, an increase in facility maintenance costs due to acquisition activity and site repairs at certain landfills and increased costs to operate an asphalt plant associated with a recent acquisition;

•	We recorded $7.8 of costs, net of estimated insurance recoveries, associated with the Greentree landfill waste slide.
Accretion of Landfill Retirement Obligations
Accretion expense was $3.8 and $3.3 for the three months ended September 30, 2017 and 2016, respectively. The increase of $0.5 was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017. Accretion expense was $11.1 and $9.8 for the nine months ended September 30, 2017 and 2016, respectively. The increase of $1.3 was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017. For a discussion of factors affecting capping obligations, see the critical accounting policies in our 2016 Annual Report on Form 10-K.
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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Salaries	$26.4	6.7%	$21.9	6.1%	$81.3	7.2%	$71.9	6.8%
Legal and professional	2.8	0.7%	2.2	0.6%	8.7	0.8%	14.3	1.4%
Other	12.6	3.2%	11.5	3.2%	37.4	3.3%	33.5	3.2%
Total selling, general and administrative expenses	$41.8	10.6%	$35.6	9.9%	$127.4	11.3%	$119.7	11.4%

Three months ended September 30, 2017 compared to 2016

•
Our salaries expenses increased by $4.5 or 20.5% to $26.4 primarily due to the following: an increase in wages and benefits of $2.4 primarily due to merit increases, acquisition activity and hiring additional sales representatives; an increase in bonus expense of $1.4; and an increase in stock based compensation expense of $0.8 due to the impact of initial public offering related awards and a larger portion of our compensation structure shifting to stock based awards.

•	Legal and professional fees increased $0.6 or 27.3% to $2.8 primarily due to an increase in professional fees associated with Sarbanes Oxley implementation.

•
Other selling, general and administrative expenses increased $1.1 or 9.6% to $12.6 primarily due to the following: increased insurance costs as a result of being a publicly traded company, an increase in bad debt expense due to the impact of acquired businesses on collection activities and a disruption of collection activities from a hurricane in the South segment; and an increase in software maintenance costs.

Nine months ended September 30, 2017 compared to 2016

•
Our salaries expenses increased by $9.4 or 13.1% to $81.3 primarily due to an increase in wages and benefits of $4.9 as a result of merit increases, hiring additional sales representatives, higher severance expense and higher healthcare costs and a $3.9 increase in stock based compensation expense due to the impact of initial public offering related awards and a larger portion of the Company's compensation structure shifting to stock based awards.

•
Legal and professional fees decreased $5.6 or 39.2% to $8.7 primarily due to $7.1 of expenses incurred during the nine months ended September 30, 2016 related to the launch of the initial public offering process that was not completed that did not recur in the nine months ended September 30, 2017. This decrease was partially offset by $1.0 of costs associated with being a public company and $0.6 of Sarbanes Oxley implementation costs.

•
Other selling, general and administrative expenses increased $3.9 or 11.6% to $37.4 primarily due to increased bad debt expense due to the impact of acquired businesses on collection activities and a disruption of collection activities from a hurricane in the South segment, increased software maintenance cost, increased insurance costs as a result of being a publicly traded company and increased bank processing charges.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Depreciation, amortization and depletion of property and equipment	$58.6	14.9%	$53.6	14.9%	$166.6	14.8%	$157.2	14.9%
Amortization of other intangible assets	10.3	2.6%	10.4	2.9%	31.3	2.8%	32.2	3.1%
Depreciation and amortization	$68.9	17.5%	$64.0	17.7%	$197.9	17.6%	$189.4	18.0%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016

Depreciation and amortization of property and equipment	$34.1	8.7%	$32.0	8.9%	$100.0	8.9%	$95.4	9.1%
Landfill depletion and amortization	24.5	6.2%	21.6	6.0%	66.6	5.9%	61.8	5.9%
Depreciation, amortization and depletion of property and equipment	$58.6	14.9%	$53.6	14.9%	$166.6	14.8%	$157.2	14.9%

Three months ended September 30, 2017 compared to 2016

•	Depreciation and amortization of property and equipment increased $2.1 or 6.6% to $34.1 due mainly to acquisition activity.

•	Landfill depletion and amortization increased $2.9 or 13.4% to $24.5 due to acquisition activity and increased disposal volumes.

Nine months ended September 30, 2017 compared to 2016

•	Depreciation and amortization of property and equipment increased $4.6 or 4.8% to $100.0 due mainly to acquisition activity.

•	Landfill depletion and amortization increased $4.8 or 7.8% to $66.6 due to acquisition activity and increased disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.3 and $10.4 or as a percentage of revenue, 2.6% and 2.9%, for the three months ended September 30, 2017 and 2016, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized partially offset by increased acquisition activity in the current year. Amortization of other intangible assets was $31.3 and $32.2 or as a percentage of revenue, 2.8% and 3.1%, for the nine months ended September 30, 2017 and 2016, respectively. The decrease in amortization expense is attributable to certain intangible assets becoming fully amortized partially offset by increased acquisition activity in the current year.
Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

We completed thirteen acquisitions during the nine months ended September 30, 2017 for a cash purchase price, net of cash acquired, of $112.2 and notes payable of $4.4, subject to net working capital adjustments, which we expect to be completed within approximately one year. Seven acquisitions were completed during the nine months ended September 30, 2016 for a cash purchase price of $5.2 and notes payable of $0.2. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.

During the nine months ended September 30, 2017, we divested of our non-integrated collection services operation in Charlotte, North Carolina for consideration received of $8.7. A $1.4 gain on the sale of that business is included in our condensed consolidated statements of operations for the nine months ended September 30, 2017.
Intangible Asset Impairment
We have non-integrated collection operations in South Carolina which operate in a competitor-owned disposal market that does not align with our long-term market strategy of vertically integrated operations with Company owned disposal sites or marketplace neutral disposal sites. During April of fiscal 2017, changes in facts and circumstances led us to evaluate the long-term market for South Carolina collection operations and re-evaluate the expected cash flows provided by this market. We determined it appropriate to impair certain intangible assets that were recorded as part of the purchase accounting when these entities were acquired. Based on our evaluation, we recorded an intangible asset impairment of $13.0 during the nine months ended September 30, 2017.
Restructuring Charges
During the three and nine months ended September 30, 2017, we incurred restructuring charges of $3.4 due to the elimination of positions at the corporate office. Of the $3.4 of restructuring charges, $2.1 relates to the acceleration of stock based compensation expense and $1.3 relates to severance expense.
Other, Net
Changes in the fair value and settlements of derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to income of $0.1 and $0.0 for the three months ended September 30, 2017 and 2016, respectively. Changes in the fair value and settlements of derivative instruments amounted to losses of $3.2 and $1.4 for the nine months ended September 30, 2017 and 2016, respectively. Income from equity investee for the three months ended September 30, 2017 and 2016, respectively was $0.6 and $0.2. Income from equity investee for the nine months ended September 30, 2017 and 2016, respectively was $1.2 and $1.3.

Interest Expense
Interest expense decreased by $10.0 or 29.3% to $24.1 for the three months ended September 30, 2017 from $34.1 for the three months ended September 30, 2016. Interest expense decreased by $33.0 or 32.1% to $69.7 for the nine months ended September 30, 2017 from $102.7 for the nine months ended September 30, 2016. The decreases were due to the benefit from lower debt levels as a result of paying down debt with our initial public offering proceeds and lower interest rates due to refinancing our debt structure in November of fiscal 2016. See Note 12, Long Term Debt, to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K for further details on our debt refinancing.
Cash paid for interest was $16.2 and $17.3 for the three months ended September 30, 2017 and 2016, respectively. Cash paid for interest was $58.6 and $75.4 for the nine months ended September 30, 2017 and 2016, respectively.

Income Taxes
Our effective income tax rate for the three months ended September 30, 2017 and 2016 was 49.3% and 36.7%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2017 was primarily due to the unfavorable impact of the change in recorded valuation allowance and permanently non-deductible expenses. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended September 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses, interest related to previously recorded uncertain tax positions and the change in recorded valuation allowance.
Our effective income tax rate for the nine months ended September 30, 2017 and 2016 was 27.5% and 21.4%, respectively. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2017 was primarily due to the unfavorable impact of the change in recorded valuation allowance and permanently non-deductible expenses. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the nine months ended September 30, 2016 was primarily due to the unfavorable impact of permanently non-deductible expenses and the change in recorded valuation allowance.
Cash paid for income taxes (net of refunds) was $0.4 and $0.1 for the three months ended September 30, 2017 and 2016, respectively. Cash paid for income taxes (net of refunds) was $1.0 and $1.4 for the nine months ended September 30, 2017 and 2016, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. As disclosed in our 2016 Annual Report on Form 10-K, we reorganized our internal structure during the fourth quarter of fiscal 2016 by moving two business units from the East segment to the South segment. Segment revenue, operating income and depreciation and amortization for the three and nine months ended September 30, 2016 have been reclassified to reflect these changes to our operating segments. As a result, for the quarter ended September 30, 2016, $5.4 of segment revenue was reclassified from the East to the South, $0.6 of operating income was reclassified from the East to the South and $0.3 of depreciation and amortization was reclassified from the East to the South. For the nine months ended September 30, 2016, $16.5 of segment revenue was reclassified from the East to the South, $2.4 of operating income was reclassified from the East to the South and $1.0 of depreciation and amortization was reclassified from the East to the South. Revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated, are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2017
South	$145.5	$22.8	$20.3
East	97.8	4.2	19.7
Midwest	149.4	22.4	26.7
Corporate	—	(19.7)	2.2
	$392.7	$29.7	$68.9

Three Months Ended September 30, 2016
South	$131.8	$22.4	$18.8
East	88.3	8.0	18.2
Midwest	140.5	21.9	24.8
Corporate	—	(12.7)	2.2
	$360.6	$39.6	$64.0

Nine Months Ended September 30, 2017
South	420.6	69.1	59.1
East	284.0	(3.7)	57.4
Midwest	418.6	54.2	74.5
Corporate	—	(54.5)	6.9
	$1,123.2	$65.1	$197.9

Nine Months Ended September 30, 2016
South	$390.2	$66.0	$56.7
East	261.7	19.0	54.1
Midwest	400.7	53.8	72.3
Corporate	—	(50.1)	6.3
	$1,052.6	$88.7	$189.4

Comparison of Reportable Segments—Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
South Segment
Revenue increased $13.7 or 10.4% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in revenue was due to the following: an increase in acquisition related revenue of $7.5; an increase in pricing in our residential, commercial and rolloff collection operations of $2.2; an increase in MSW, C&D and special waste landfill disposal volumes of $1.9; an increase in revenue from transfer station disposal operations of $0.7; and an increase in environmental fees of $0.6 due to a rate increase that went into effect in August of 2017.

Operating income from our South Segment increased by $0.4 or 1.8% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to the revenue increase as described above. The increase was partially offset by the following: an increase in salary and wages of $3.1 due to merit increases, higher healthcare costs and higher workers' compensation costs; an increase in disposal and transportation costs of $2.3 due to higher container weights and increased disposal costs as a result of a recent hurricane; an increase in facility maintenance costs of $1.9 due to acquisition activity and site repairs at certain landfills; an increase in maintenance and repairs expense of $1.7 due to acquisition activity; an increase in fuel costs of $1.3 due to the expiration of CNG credits and an increase in diesel fuel prices partially due to hurricane related supply disruptions; an increase of $1.0 in various general and administrative expenses; an increase in depletion expense of $0.7 due to increased disposal volumes; an increase in depreciation and amortization of $0.8 due to acquisition activity; and an increase in property damage costs of $0.3 related to a recent hurricane.
East Segment
Revenue increased by $9.5, or 10.8% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to the following: an increase in acquisition related revenue of $8.9; an increase in MSW, C&D and special waste landfill disposal volumes of $1.9; and an increase in third party trucking revenue of $1.1 due to special waste project activity. The increase was partially offset by the negative impact to revenue from divestitures of $2.1 and a decrease in pricing of $0.9 due to the mix of lower priced special waste projects.
Operating income from our East Segment decreased $3.8, or 47.5% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was primarily due to the following: an increase in costs associated with the Greentree landfill waste slide of $2.4; an increase in salary and wages of $1.8 due to merit increases, acquisition activity, higher healthcare costs and higher workers' compensation costs; an increase in depreciation and amortization expense of $1.5 due to acquisition activity; an increase of $1.1 in various general and administrative expenses; an increase in maintenance and repairs expense of $1.0 due to acquisition activity; an increase in expenses of $1.0 to support an acquired aggregate and asphalt operation; an increase in disposal and transportation costs of $0.9 due to increased container weights; an increase in fuel expense of $0.9 due to an increase in diesel fuel prices and the expiration of CNG credits; an increase in facility maintenance costs of $0.8 due to acquisition activity; and an increase in maintenance costs of $0.6 for landfill gas control, leachate and sulfate treatment. The decrease was partially offset by the increase to revenue as described above.

Midwest Segment
Revenue increased $8.9 or 6.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily due to the following: an increase in MSW, C&D and special waste landfill disposal volumes of $5.2; an increase in recycling revenue of $2.2 primarily due to an increase in recycling commodity prices; an increase of $1.6 related to a volume commitment settlement associated with a landfill gas contract; an increase in volume in our rolloff collection business of $1.3; an increase in pricing in our residential collection business of $1.0; and an increase in acquisition related revenue of $0.9. The increases were partially offset by a reduction in residential collection revenue of $2.4 due to the loss of municipal contracts in fiscal 2016 and a decrease in C&D and special waste landfill disposal pricing of $1.2.
Operating income from our Midwest Segment increased by $0.5, or 2.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The revenue increase of $8.9 above was partially offset by the following: higher salary and wages of $1.5 due to merit increases and higher workers' compensation costs; an increase in disposal and transportation cost of $1.4 to support the increase in our service revenue; higher depletion expense of $1.3 due to increased disposal volumes; an increase in maintenance costs of $0.9 related to landfill gas control, leachate and sulfate treatment; an increase in maintenance and repair expense of $0.7 due to increased labor and material costs; an increase in franchise fees of $0.6 to support the increase in our service revenue; and an increase in fuel expense of $0.6 due to an increase in diesel fuel prices and the expiration of CNG credits.
Corporate
Operating loss increased $7.0 or 55.1% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to restructuring expense recorded during the three months ended September 30, 2017 of $3.4 and an increase in salary and wage expense of $3.0 due to merit increases, higher bonus accruals, higher stock based compensation expense and higher healthcare costs.
Comparison of Reportable Segments—Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
South Segment
Revenue increased $30.4 or 7.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in revenue was due to the following: an increase in acquisition related revenue of $12.2; an increase in residential, commercial and rolloff collection pricing of $7.2; an increase in revenue from transfer station disposal operations of $3.6; an increase in MSW disposal volume of $3.1; an increase in sale of recyclable pricing of $2.8 due to an increase in commodity prices; an increase in environmental fees of $2.6 due to rate increases that went into effect in July of 2016 and August 2017; an increase in commercial collection volume of $1.5; an increase in fuel surcharge revenue of $1.3 due to the increase in diesel fuel prices; and an increase in MSW and special waste landfill disposal pricing of $1.3. The increases were partially offset by a reduction in residential and rolloff collection volume of $4.2 and a reduction in sale of recyclable volume of $2.0 due to the loss of a high volume customer.

Operating income from our South Segment increased by $3.1 or 4.7% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to the increase in revenue as described above partially offset by an increase in the following: disposal and transportation costs of $6.8 to support the increase in our service revenue; an increase in salary and wages of $6.4 due to merit increases, acquisition activity, higher healthcare costs and higher workers' compensation costs; an increase in fuel costs of $3.9 due to the expiration of CNG credits and an increase in diesel fuel prices partially due to hurricane related supply disruptions; an increase in maintenance and repairs expense of $3.0 due mainly to acquisition activity; an increase in facility maintenance costs of $2.3 due to acquisition activity and site repairs at certain landfills; an increase in depletion expense of $1.9 due to an increase in disposal volumes; an increase in various general and administrative expenses of $1.7; an increase in franchise fees of $0.9 to support the increase in our service revenue; and an increase in property damage costs of $0.5 from a tornado and a hurricane.
East Segment
Revenue increased by $22.3, or 8.5% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to the following: an increase in acquisition related revenue of $22.1; an increase in third party trucking revenue of $4.7 due to special waste project activity; an increase in environmental fees of $1.0 due to rate increases that went into effect in July of 2016 and August 2017; an increase in sale of recyclable pricing of $0.9 due to an increase in commodity prices; and an increase in fuel surcharge revenue of $0.8 due to the increase in diesel fuel prices. These increases were partially offset by a decrease in shale related revenue of $4.3 and a decrease in revenue from divestitures of $3.4.
Operating income from our East Segment decreased $22.7 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Operating income from our East Segment, net of the $13.0 South Carolina intangible asset impairment and $7.8 of costs associated with the Greentree landfill waste slide, increased $1.9 or 10.0% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to the increase in revenue as described above partially offset by the following: an increase in salary and wages of $4.8 due to acquisition activity, merit increases, higher healthcare costs and higher workers' compensation costs; an increase in depreciation and amortization expense of $3.3 due to acquisition activity; an increase in general and administrative expenses of $2.9 due to acquisition activity and increased bad debt expense due to the impact of acquired businesses on collection activities; an increase in fuel costs of $2.8 due to the increase in diesel fuel prices and the expiration of CNG credits; an increase in maintenance costs for landfill gas control, leachate and sulfate treatment of $2.0; an increase in maintenance and repairs expense of $1.8 due to acquisition activity; an increase in accretion expense of $1.4 attributable to the assumption of postclosure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017; and an increase in disposal and transportation costs of $1.1 due to increased container weights.
Midwest Segment
Revenue increased $17.9 or 4.5% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to the following: an increase in sale of recyclable pricing of $8.8 due to an increase in commodity prices; an increase in MSW, C&D and special waste landfill disposal volumes of $5.7; higher pricing in our residential and rolloff collection operations of $4.3; an increase in environmental fees of $3.6 due to rate increases that went into effect in July of fiscal 2016 and August of fiscal 2017; an increase in fuel surcharge revenue of $1.7 due to the increase in diesel fuel prices; higher rolloff collection volumes of $1.6; and an increase of $1.6 related to a volume commitment settlement associated with a landfill gas contract. The increases were partially offset by a reduction in residential revenue of $8.0 due to the loss of municipal contracts in fiscal 2016 and a reduction in commercial collection pricing of $1.5.
Operating income from our Midwest Segment increased by $0.4 or 0.7% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily due to the revenue increase as described above partially offset by the following: higher disposal and transportation cost of $4.9 to support the increase in our service revenue, an increase in maintenance costs of $2.4 related to landfill gas control, leachate and sulfate treatment; an increase in fuel expense of $1.8 due to the increase in diesel fuel prices and the expiration of CNG credits; higher salary and wages of $1.8 due to merit increases, higher healthcare costs and higher workers' compensation costs; higher depletion expense of $1.6 due to increased disposal volumes; an increase in maintenance and repair expense of $1.3 due to increased labor costs; and an increase in sales and marketing expense of $1.1 due to hiring additional sales representatives.
Corporate
Operating loss increased $4.4 or 8.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in stock based compensation expense of $3.9, an increase in salary and wage expense of $3.9 due to merit increases and higher healthcare costs, restructuring expense recorded during the nine months ended September 30, 2017 of $3.4 and Sarbanes Oxley implementation costs recorded in the nine months ended September 30, 2017 of $0.6. The increase in operating loss was partially offset by expenses incurred of $7.1 during the nine months ended September 30, 2016 related to the launch of the initial public offering process that was not completed that did not recur in the nine months ended September 30, 2017.

Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At September 30, 2017, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development during the nine months ended September 30, 2017 as well as the use of our cash to fund acquisitions. At December 31, 2016, we had negative working capital which was driven by repayments on the Term Loan B and cash used for initial public offering costs. We have more than adequate availability on our Revolver to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	September 30, 2017	December 31, 2016

Cash and cash equivalents	$7.2	$1.2

Debt:
Current portion	74.7	36.5
Long-term portion	1,892.8	1,887.0
Total debt	$1,967.5	$1,923.5
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$247.4	$191.7
Net cash used in investing activities	$(242.2)	$(124.9)
Net cash provided by (used in) financing activities	$0.8	$(66.9)
Cash Flows Provided by Operating Activities
We generated $247.4 of cash flows from operating activities during the nine months ended September 30, 2017, compared with $191.7 during the nine months ended September 30, 2016. The increase was primarily due to the following:

•
During the nine months ended September 30, 2017, we entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. We received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, we assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The present value of the assumed post-closure liabilities and expenditures related to the gas infrastructure system over the life of the landfill approximate the amount of the cash payment. The payments related to the assumed post-closure liabilities and expenditures related to the gas infrastructure system will be made in future periods;

•
A decrease in cash paid for interest of $16.8 due to the benefit from lower debt levels as a result of paying down debt with our initial public offering proceeds and lower interest rates due to refinancing our debt structure in November of fiscal 2016;

•	A decrease in cash payments related to derivative instruments of $10.4;

•	An increase in accounts payable of $9.8 mainly due to the timing of payments;

•
A reduction in capital market costs of $6.8 primarily due to costs incurred during the nine months ended September 30, 2016 related to the February 2016 launch of the initial public offering process that was not completed that did not recur in the nine months ended September 30, 2017;

•	A reduction in our net loss of $6.6;

•	Cash paid for capping, closure and post-closure obligations was $4.8 lower during the nine months ended September 30, 2017 compared to the same period in 2016 due mainly to the timing of obligations.
The increase in cash flows provided by operating activities for the nine months ended September 30, 2017 was partially offset by the following:

•
An increase in accounts receivable of $18.2 due primarily to the timing of payments related to special waste projects, the impact of acquired businesses on collection activities and a disruption of collection activities from a hurricane in the South segment. As of September 30, 2017, our days sales outstanding, were 48, or 32 days net of deferred revenue, compared to 45, or 30 days net of deferred revenue, as of September 30, 2016;

•	Cash payments related to remediation of the Greentree landfill waste slide of $4.7.
Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt.
Cash Flows Used in Investing Activities
We used $242.2 of cash in investing activities during the nine months ended September 30, 2017 compared with $124.9 during the nine months ended September 30, 2016, an increase of $117.3. The variance was primarily due to the following:

•	An increase of $106.9 in cash expenditures used to fund acquisitions;

•
Higher cash expenditures of $16.3 used to fund the purchase of property and equipment and landfill construction and development including the purchase of a collection operating and maintenance facility related to a municipal contract of $8.7 during the third quarter of fiscal 2017.

The increase in cash used in investing activities for the nine months ended September 30, 2017 was partially offset by the following:

•	Higher proceeds from the sale of businesses of $6.3 due to the disposition of our non-integrated Charlotte, North Carolina collection operations during the nine months ended September 30, 2017.
Cash Flows Provided By (Used In) Financing Activities
During the nine months ended September 30, 2017, net cash provided by financing activities was $0.8 compared to net cash used in financing activities of $66.9 during the nine months ended September 30, 2016, a decrease of $67.7. The variance was primarily due to the following:

•	A decrease in net payments on debt instruments of $41.7 due to proceeds needed to fund acquisitions;

•	A decrease in capital returned to the former parent of $19.9;

•	An increase in proceeds from stock option exercises of $6.1.
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

The Amended and Restated Credit Agreement provides for a $1.5 billion Term Loan B facility maturing 2023, and a $300.0 Revolver maturing 2021 (together, our "Senior Secured Credit Facilities"). The Revolver allows for up to $100.0 of letters of credit outstanding. At the Company’s option, borrowings under the Amended and Restated Credit Agreement will bear interest at an alternate base rate or adjusted LIBOR rate in each case plus an applicable margin. The alternate base rate is defined as the greater of the prime rate, the federal funds rate plus 50 basis points, or the adjusted LIBOR rate plus 100 basis points. The LIBOR base rate is subject to a 0.75% floor.

In the case of the Term Loan B, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans. In the case of the Revolver, the applicable margin is 1.75% per annum for ABR Loans and 2.75% per annum for Eurodollar Loans if our total net leverage ratio is greater than or equal to 4.0:1.0. If our total net leverage ratio is less than 4.0:1.0, the applicable margin on the Revolver is 1.25% per annum for ABR Loans and 2.25% per annum for Eurodollar Loans.

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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2017 and December 31, 2016, we had $32.0 and $0.0 in borrowings outstanding under our Revolver, respectively. As of September 30, 2017 and December 31, 2016, we had an aggregate of approximately $40.9 and $42.1 of letters of credit outstanding under our Senior Secured Credit Facilities, respectively. As of September 30, 2017 and December 31, 2016, we had remaining capacity under our Revolver of $227.1 and $257.9, respectively. As of September 30, 2017, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolver has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for the nine months ended September 30, 2017 and 2016 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at September 30, 2017 and December 31, 2016 was 4.6:1.0 and 4.8:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of September 30, 2017, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes that most often impact the South region, can increase the Company’s revenues in the areas affected. While weather-related and other occurrences can boost revenues through additional work, the earnings generated can be moderated as a result of significant start-up costs and other factors, resulting in earnings at comparatively lower margins. These destructive weather conditions can result in higher fuel costs, higher labor costs, reduced municipal contract productivity and higher disposal costs in disposal neutral markets.
Liquidity Impacts of Income Tax Items
As of September 30, 2017, we have $10.5 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks as of September 30, 2017, does not differ materially from that included in our 2016 Annual Report on Form 10-K.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our 2016 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K or previously disclosed in our 2017 Second Quarter Report on Form 10-Q in response to Item 1A to Part II of Form 10-Q.
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

November 3, 2017	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer