Form 10-Q
period 2018-03-31
Advanced Disposal Services, Inc.
filed 2018-05-07
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 20, 2018 was 88,554,586 shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts in this document, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects and objectives of management for future operations (including development plans and objectives relating to our activities), are forward-looking statements. Many, but not all, of these statements can be found by looking for words like “expect,” “anticipate,” “goal,” “project,” “plan,” “believe,” “seek,” “will,” “may,” “forecast,” “estimate,” “intend,” “future” and similar words. Statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are subject to safe harbor created by those sections. Forward-looking statements do not guarantee future performance and may involve risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth in "Risk Factors" in our 2017 Annual Report on Form 10-K.

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

•	risks associated with our substantial indebtedness and working capital deficit;

•	risks associated with our ability to implement our growth strategy as and when planned; and

•	the other risks described in the "Risk Factors" section of our 2017 Annual Report on Form 10-K.
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$6.5	$6.8
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $5.4, respectively	191.2	199.9
Prepaid expenses and other current assets	44.8	37.9
Total current assets	242.5	244.6
Other assets	30.2	23.0
Property and equipment, net of accumulated depreciation of $1,406.4 and $1,355.5, respectively	1,722.3	1,728.8
Goodwill	1,209.9	1,208.2
Other intangible assets, net of accumulated amortization of $258.0 and $247.6, respectively	281.3	288.7
Total assets	$3,486.2	$3,493.3
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$97.8	$92.3
Accrued expenses	116.8	113.0
Deferred revenue	69.8	69.1
Current maturities of landfill retirement obligations	20.2	20.2
Current maturities of long-term debt	52.4	74.1
Total current liabilities	357.0	368.7
Other long-term liabilities	59.0	61.5
Long-term debt, less current maturities	1,874.7	1,884.2
Accrued landfill retirement obligations, less current maturities	209.7	205.7
Deferred income taxes	91.3	88.6
Total liabilities	2,591.7	2,608.7
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,535,054 and 88,491,194 shares outstanding, respectively	0.9	0.9
Treasury stock at cost, 2,274 and 2,274 shares, respectively	—	—
Additional paid-in capital	1,490.2	1,487.4
Accumulated deficit	(598.4)	(603.3)
Accumulated other comprehensive income (loss)	1.8	(0.4)
Total stockholders' equity	894.5	884.6
Total liabilities and stockholders' equity	$3,486.2	$3,493.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended March 31,
	2018	2017

Service revenues	$364.7	$347.4
Operating costs and expenses
Operating	236.1	228.9
Selling, general and administrative	45.5	45.0
Depreciation and amortization	64.7	61.4
Acquisition and development costs	0.2	0.5
(Gain) loss on disposal of assets and asset impairments	(1.9)	0.3
Restructuring charges	0.1	—
Total operating costs and expenses	344.7	336.1
Operating income	20.0	11.3
Other (expense) income
Interest expense	(23.0)	(22.5)
Other income (expense), net	5.9	(0.5)
Total other expense	(17.1)	(23.0)
Income (loss) before income taxes	2.9	(11.7)
Income tax expense (benefit)	0.8	(4.7)
Net income (loss)	$2.1	$(7.0)

Net income (loss) attributable to common stockholders per share
Basic income (loss) per share	$0.02	$(0.08)
Diluted income (loss) per share	$0.02	$(0.08)
Basic average shares outstanding	88,515,854	88,136,714
Diluted average shares outstanding	89,021,709	88,136,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended March 31,
	2018	2017

Net income (loss)	$2.1	$(7.0)
Other comprehensive income, net of tax of $0.7 and $0.0, respectively	2.2	—
Comprehensive income (loss)	$4.3	$(7.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	88,493,468	$0.9	2,274	—	$1,487.4	$(603.3)	$(0.4)	$884.6
Net income	—	—	—	—	—	2.1	—	2.1
Stock-based compensation	22,565	—	—	—	2.5	—	—	2.5
Stock option exercises	21,295	—	—	—	0.3	—	—	0.3
Unrealized gain resulting from change in fair value of derivative instruments, net of tax of $0.7	—	—	—	—	—	—	2.2	2.2
Impact of implementing new revenue recognition standard, net of tax of $1.1	—	—	—	—	—	2.8	—	2.8
Balance at March 31, 2018	88,537,328	$0.9	2,274	—	$1,490.2	$(598.4)	$1.8	$894.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2.1	$(7.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	64.7	61.4
Change in fair value of derivative instruments	(5.3)	0.8
Amortization of debt issuance costs and original issue discount	1.6	1.6
Accretion on landfill retirement obligations	3.8	3.6
Other accretion and amortization	1.1	0.9
Provision for doubtful accounts	1.3	1.2
(Gain) loss on disposition of property and equipment	(1.9)	0.3
Stock based compensation	2.5	2.7
Deferred tax expense (benefit)	1.4	(5.3)
Earnings in equity investee	(0.5)	(0.4)
Changes in operating assets and liabilities, net of businesses acquired
Decrease in accounts receivable	7.3	15.2
Decrease (increase) in prepaid expenses and other current assets	(0.5)	(0.2)
Decrease in other assets	0.4	0.4
Increase (decrease) in accounts payable	5.3	(7.8)
Increase in accrued expenses	3.6	5.1
Increase (decrease) in deferred revenue	0.1	(1.4)
(Decrease) increase in other long-term liabilities	(3.9)	0.5
Capping, closure and post-closure obligations	(4.6)	(0.8)
Assumption of long term care and closure reserve	—	24.0
Net cash provided by operating activities	78.5	94.8
Cash flows from investing activities
Purchases of property and equipment and landfill construction and development	(34.8)	(41.9)
Proceeds from sale of property and equipment and insurance recoveries	1.6	1.1
Acquisition of businesses, net of cash acquired	(4.5)	(67.9)
Net cash used in investing activities	(37.7)	(108.7)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	10.0	87.0
Repayment on debt instruments, including capital leases	(51.4)	(75.6)
Proceeds from issuance of common stock	0.3	3.0
Net cash (used in) provided by financing activities	(41.1)	14.4
Net (decrease) increase in cash and cash equivalents	(0.3)	0.5
Cash and cash equivalents, beginning of period	6.8	1.2
Cash and cash equivalents, end of period	$6.5	$1.7

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
The Company manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, recycling and disposal services. Additional information related to segments can be found in Note 10.
Five acquisitions were completed during the three months ended March 31, 2018 for aggregate consideration consisting of a cash purchase price of $4.5 and notes payable of $0.5 subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. Four acquisitions were completed during the three months ended March 31, 2017 for a cash purchase price, net of cash acquired, of $67.9 and notes payable of $0.7. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition. Our acquisition accounting and valuation processes with respect to property and equipment, intangible assets, current liabilities and long-term liabilities related to acquisitions completed subsequent to January 1, 2018 are preliminary and subject to adjustments.
During the three months ended March 31, 2017, the Company entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. The Company received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, the Company assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The present value of the assumed post-closure liabilities and expenditures related to the gas infrastructure system over the life of the landfill approximate the amount of the cash received.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive income (loss), cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition" (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 and applicable technical updates as of January 1, 2018 using the modified retrospective transition method. See Note 3 for further details.

In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The Company's adoption of these ASUs in the first quarter of fiscal 2018 did not have a material impact on the Company's Statement of Cash Flows.
Recently Issued Accounting Standards

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

3.	Revenue Recognition
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
The Company recorded a net reduction to opening accumulated deficit of $2.8 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to capitalization of sales commissions. The impact to service revenues for the quarter ended March 31, 2018 was a decrease of $8.0 as a result of applying Topic 606 and an associated policy election to treat applicable state landfill tax payments as a reduction of revenue (historically recorded as an operating expense). Recycling rebates paid to customers, franchise fees paid to customers and state landfill tax payments are now recognized as a reduction of revenue.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Further discussion of revenue for each major lines of business is provided below.
Residential Collection Revenue
The Company's residential collection operations consist of curbside collection of residential refuse from small carts or containers into collection vehicles for transport to a disposal/recycling site. These services are typically performed either under long-term contracts with local government entities or on a subscription basis, whereby individual households contract directly with the Company for collection services. The Company's residential collection service fees are typically quoted in its contracts on a weekly or monthly basis and revenue is recognized as the services are provided each month. The Company's residential contracts generally allow for annual rate increases and the number of households serviced under the Company's municipal contracts change throughout the contract period. For these reasons, revenue associated with the Company's residential collection service contracts is accounted for as variable consideration and the amounts recorded represent the value of the performance obligations completed.
Commercial Collection Revenue
The Company's commercial collection operations consist of collection of commercial refuse from Company supplied waste containers for transport to a disposal/recycling site. Standard service agreements with commercial customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. The Company's

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

commercial collection service fees are typically quoted in its service agreements on a weekly or monthly basis and revenue is recognized as the services are provided each month. The Company's commercial service agreements generally allow for rate increases and it is not uncommon for the collection needs of the customer to change throughout the contract period. For these reasons, revenue associated with the Company's commercial collection service agreements is accounted for as variable consideration and the amounts recorded represent the value of the performance obligations completed.

Rolloff Collection Revenue
The Company's rolloff collection operations consist of providing construction and demolition sites with rolloff containers and collecting, transporting and disposing of the customers' waste at a disposal site. Rolloff services are typically provided pursuant to arrangements in which the customer provides 24-hour advance notice of its disposal needs and is billed on a "per pull" plus disposal basis. The Company typically has written service agreements with permanent rolloff customers but does not enter into written service agreements with customers that utilize temporary rolloff containers due to the relatively short-term nature of their needs. The Company's permanent rolloff service agreements generally allow for rate increases and number of pulls plus disposal weight vary throughout the contract period. For these reasons, revenue associated with the Company's rolloff collection service agreements is accounted for as variable consideration and the amounts recorded represent the value of the performance obligations completed.
Disposal Revenue
Transfer stations provide collection operations with a cost-effective means to consolidate waste and reduce transportation costs while providing the Company's landfill sites with an additional “gate” to extend the geographic reach of its landfills. Disposal revenue at transfer stations is primarily generated by charging tipping or disposal fees to third party customers.
Landfill disposal services represent the final stage in the Company's vertically integrated waste collection and disposal services solution. The Company generates disposal revenue at its landfills by charging tipping or disposal fees to third party customers.
The Company's landfill and transfer station tipping fees are quoted to customers on a per ton basis and disposal weight varies each time the customer disposes of waste at a Company facility. For these reasons, revenue associated with the Company's disposal services is accounted for as variable consideration and the amounts recorded represent the value of the performance obligations completed.
Sale of Recyclables
The Company has a network of 22 recycling facilities that it manages or operates. These facilities generate revenue through the collection, processing and sale of old corrugated cardboard, old newspaper, mixed paper, aluminum, glass and other materials. These recyclable materials are internally collected by the Company's residential, commercial and industrial collection operations as well as third-party haulers. The Company's sale of recyclables are quoted to customers on a per ton basis and recyclable weight varies each time the Company sells recyclables to its customers. For these reasons, revenue associated with the Company's sale of recyclables is accounted for as variable consideration and the amounts recorded represent the value of the performance obligations completed.
Fuel and Environmental Charges
The amounts charged for collection, disposal and recycling services may include fuel and environmental charges. These charges are not designed to be specific to the direct costs to service an individual customer’s account, but rather are designed to help recover changes in the Company's overall cost structure and to achieve an acceptable operating margin. Fuel and environmental charges vary each month in relation to the variable consideration of collection, disposal and recycling services. For this reason, fuel and environmental charges are accounted for as variable consideration.
Other Revenue
Other revenue is comprised of the following:

•	Trucking revenue;

•	Landfill management fee revenue;

•	Sale of landfill gas revenue;

•	Brokerage revenue; and

•	Service charges, administrative charges and other charges.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Other revenue typically varies based on volume of the related service therefore the Company accounts for this revenue as variable consideration.
Revenue by Segment
See Note 10 for additional information related to revenue by reportable segment and major line of business.
Variable Consideration
As described above, the Company accounts for revenue for each line of business as variable consideration. The Company believes that there will not be significant changes to its estimates of variable consideration as revenue recognized is recorded in accordance with the terms of the related contracts or verbal agreements.
Capitalized Sales Commissions
Under Topic 606, the Company will capitalize sales commissions as contract assets related to commercial and permanent rolloff collection customers and will amortize those sales commissions over the estimated customer life. The balance of capitalized sales commissions as of March 31, 2018 and January 1, 2018 were $3.9 and $3.8, respectively. The Company recorded amortization expense of $0.3 related to capitalized sales commissions during the first quarter of fiscal 2018.
Deferred Revenues
The Company records deferred revenue when cash payments are received in advance of the Company's performance. The increase in the deferred revenue balance is primarily driven by cash payments received in advance of the Company satisfying its performance obligations, offset by $66.3 of revenues recognized that were included in the deferred revenue balance at the beginning of the period.
Topic 606 Practical Expedients
As allowed by Topic 606, the Company does not disclose the value of unsatisfied performance obligations related to its contracts and service agreements as the Company accounts for its revenue as variable consideration and has the right to invoice for services performed each period.

4.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2017 and for the three months ended March 31, 2018 are shown in the table below:

Balance at December 31, 2016	$191.1
Increase in retirement obligation	9.7
Accretion of closure and post-closure costs	15.4
Acquisition	28.3
Change in estimate	2.1
Costs incurred	(20.7)
Balance at December 31, 2017	225.9
Increase in retirement obligation	2.1
Accretion of closure and post-closure costs	3.8
Costs incurred	(1.9)
Balance at March 31, 2018	229.9
Less: Current portion	(20.2)
$209.7

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

5. Earnings (Loss) Per Share

The following table sets forth the computation of basic earnings (loss) per share and earnings (loss) per share, assuming dilution:

		Three Months Ended March 31,
		2018	2017
Numerator:
	Net income (loss)	$2.1	$(7.0)
Denominator:
	Average common shares outstanding	88,515,854	88,136,714
	Other potentially dilutive common shares	505,855	—
	Average common shares outstanding, assuming dilution	89,021,709	88,136,714

	Basic net income (loss) per share	$0.02	$(0.08)
	Diluted net income (loss) per share	$0.02	$(0.08)
Basic net income (loss) per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Diluted net income (loss) per share is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted stock units and performance stock units.
Pursuant to the FASB’s Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, the Company includes additional shares in the computation of diluted net income per share. The additional shares included in diluted net income per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into common stock. When calculating diluted net income per share, the ASC requires the Company to include the potential shares that would be outstanding if dilutive outstanding stock options were exercised. This number is different from outstanding stock options because it is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.
Approximately 2.3 million and 3.8 million of outstanding stock awards were excluded from the diluted income (loss) per share calculation for the three months ended March 31, 2018 and March 31, 2017, respectively, because their effect was antidilutive.

6.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	March 31, 2018	December 31, 2017
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (6.5% and 6.25% at March 31, 2018 and December 31, 2017, respectively) due quarterly; balance due at maturity in November 2021	$8.5	$29.0
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,450.0	1,460.0
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Capital lease obligations, maturing through 2024	64.0	63.9
Other debt	9.6	11.8
	1,957.1	1,989.7
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(30.0)	(31.4)
Less: Current portion	(52.4)	(74.1)
	$1,874.7	$1,884.2

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

Revolver and Letter of Credit Facilities

As of March 31, 2018, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of March 31, 2018 and December 31, 2017, the Company had $8.5 and $29.0 of borrowings outstanding on the Revolver, respectively. As of March 31, 2018 and December 31, 2017, the Company had an aggregate of $39.3 and $39.3, respectively, of letters of credit outstanding under its credit facilities.

7. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
2017 Interest rate caps	Other assets	$3.1	$—
2017 Interest rate caps	Other long-term liabilities	—	(0.4)
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Prepaid expenses and other current assets	4.9	0.9
2016 Interest rate caps	Other assets	3.5	2.8
Total derivatives		$11.5	$3.3
The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Interest Rate Caps

In November 2017, the Company entered into two interest rate cap agreements (the "2017 interest rate caps") to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company has applied hedge accounting to the 2017 interest rate caps; therefore, changes in the fair value of the 2017 interest rate caps, to the extent they are effective, are recorded in other comprehensive income, net of tax in the condensed consolidated statements of comprehensive income (loss). The 2017 interest rate caps commence in 2019 and expire in 2021. The Company will pay the $4.9 premium on the 2017 interest rate caps in monthly installments beginning in October 2019. The Company recorded a gain related to the 2017 interest rate caps of $3.5 for the three months ended March 31, 2018 of which the effective portion of $2.9 was recorded in other comprehensive income in the condensed consolidated statements of comprehensive income (loss) and the ineffective portion of $0.6 was recorded in other income (expense), net in the condensed consolidated statement of operations. The notional value of the 2017 interest rate cap contracts aggregated were $600.0 as of December 31, 2017 and will remain constant through maturity in 2021.
In May 2016, the Company entered into three interest rate cap agreements (the "2016 interest rate caps") as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company is paying the $5.5 premium of the 2016 interest rate caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to the 2016 interest rate caps, therefore, changes in the fair value of the 2016 interest rate caps are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded a gain related to the 2016 interest rate caps of $4.6 and a loss of $1.3 for the three months ending March 31, 2018 and 2017, respectively. The notional value of the 2016 interest rate cap contracts aggregated were $800.0 as of March 31, 2018 and will remain constant through maturity in September 2019.

8. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2018 and 2017 was 27.6% and 40.2%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2018 was primarily due to the unfavorable impact of state and local taxes. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2017 was primarily due to the favorable impact of change in recorded valuation allowance and the favorable impact of state and local taxes.
As of March 31, 2018, the Company had $30.9 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as components of other liabilities and deferred income taxes in the Company’s consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The Company is not able to reasonably estimate when it would make any cash payments required to settle these liabilities, but the Company does not believe that the ultimate settlement of its obligations will materially affect its liquidity.
On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, the Company recognized the estimated impact of this legislation as a component of the benefit for income taxes in its audited financial statements for the year ending December 31, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of March 31, 2018, no subsequent adjustments have been made to the provisional amounts recorded with the financial statements for the year ending December 31. 2017. The Company is still analyzing certain aspects of the Act and is refining its calculations, which could potentially affect the provisional measurement of these balances. The Company's estimate of the impacts of the Act may change due to future guidance issued by the U.S. Treasury Department, Internal Revenue Services, Financial Standards Accounting Board and other standard setting bodies. The Company continues to analyze its estimate of a $0.1 tax related to the Act’s taxation of deemed repatriation on foreign earnings related to the Company’s Bahamas operations. The completion of the Company's 2017 income tax returns by the fourth quarter 2018 may also impact the provisional amounts that have been recorded.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

9.	Commitments and Contingencies
Financial Instruments
The Company has obtained letters of credit, performance bonds and insurance policies for the performance of the following: landfill final capping, closure and post-closure requirements; certain collection, landfill and transfer station contracts; environmental remediation; and other obligations. Letters of credit are supported by the Company’s Revolver (Note 6).
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

Litigation and Other Matters
In February 2009, the Company and certain of its subsidiaries were named as defendants in a purported class action suit in the Circuit Court of Macon County, Alabama. Similar class action complaints were brought against the Company and certain of its subsidiaries in 2011 in Duval County, Florida and in 2013 in Quitman County, Georgia and Barbour County, Alabama, and in 2014 in Chester County, Pennsylvania. The 2013 Georgia complaint was dismissed in March 2014. In late 2015 in Gwinnett County, Georgia, another purported class action suit was filed. The plaintiffs in those cases primarily allege that the defendants charged improper charges (fuel, administrative and environmental charges) that were in breach of the plaintiffs' service agreements with the Company and seek damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported class actions, which it will vigorously pursue. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss, if any, cannot currently be estimated.

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. During the three months ended March 31, 2018 and March 31, 2017, the Company recorded a charge in operating expenses of $3.8 and $5.4, respectively. These charges were recorded to adjust the reserve related to this matter to the remaining probable costs to relocate displaced material and restore infrastructure, net of estimated insurance recoveries; this amount could increase or decrease as a result of actual costs incurred to completion and insurance recoveries. The Company has incurred expenditures of $10.5, net of insurance recoveries, as of March 31, 2018 related to this matter.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Multiemployer Defined Benefit Pension Plans
Approximately 12.9% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which it contributes could have a material adverse effect on the Company's business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on the Company's results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters

The Company has open tax years dating back to 2003. Prior to the acquisition in fiscal 2012, Veolia ES Solid Waste division was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities.
The Company maintains a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on the Company's results of operations or cash flows.

10. Segment and Related Information
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
Service revenues, operating income/(loss) and depreciation and amortization for the Company's reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2018
South	$148.8	$26.0	$21.7
East	89.2	(1.8)	18.0
Midwest	126.7	13.9	23.9
Corporate	—	(18.1)	1.1
	$364.7	$20.0	$64.7

Three Months Ended March 31, 2017
South	$135.5	$22.2	$19.1
East	86.1	(2.6)	17.5
Midwest	125.8	11.3	22.6
Corporate	—	(19.6)	2.2
	$347.4	$11.3	$61.4

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Three Months Ended March 31,
	2018	2017 (1)
Residential Collection Revenue	$99.5	$93.6
Commercial Collection Revenue	92.2	90.6
Rolloff Collection Revenue	60.6	57.0
Disposal Revenue	57.1	55.3
Fuel and Environmental Charges	26.8	22.9
Sale of Recyclables	5.1	7.7
Other Revenue	23.4	20.3
	$364.7	$347.4
(1) Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
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

		Fair Value Measurement at March 31, 2018 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$6.5	$6.5	$—	$—	$—	$6.5
Interest rate caps - asset position	11.5	—	11.5	—	—	11.5
Total recurring fair value measurements	$18.0	$6.5	$11.5	$—	$—	$18.0

		Fair Value Measurement at December 31, 2017 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$6.8	$6.8	$—	$—	$—	$6.8
Derivative instrument - asset position	3.7	—	3.7	—	—	3.7
Derivative instruments - liability position	(0.4)	$—	(0.4)	—	—	(0.4)
Total recurring fair value measurements	$10.1	$6.8	$3.3	$—	$—	$10.1
The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of March 31, 2018 and December 31, 2017, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	March 31, 2018	December 31, 2017
Revolver	$8.5	$29.0
Senior Notes	430.8	435.1
Term Loan B	1,455.4	1,467.3
	$1,894.7	$1,931.4
The carrying value of the Company’s debt at March 31, 2018 and December 31, 2017 was $1,883.5 and $1,914.0, respectively.

12. Stock-based Compensation

Named Executive Officer (NEO) Grants
During the quarter ended March 31, 2018, there were 93,353 NEO restricted stock units granted under the 2016 Omnibus Equity Plan (the "2016 Plan") with a fair value of $22.16 per share. The restricted stock units will vest in full on the third anniversary of the date of the grant.
During the quarter ended March 31, 2018, there were 96,455 NEO performance stock units (PSUs) granted under the 2016 Plan with a fair value of $22.16 per share. The PSUs will vest in full on the third anniversary of the date of the grant. The PSUs shall be measured based on the Company's budget and are weighted as follows: Adjusted EBITDA: 50%; Adjusted EBITDA less capital expenditures: 30%; and Revenue: 20%. The measurement criteria begins with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSUs granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSUs granted. Performance will be measured separately for each of the three years in the performance period and the total number of PSUs earned at the conclusion of the three-year performance period will be the sum of the PSUs earned with respect to each individual year.
During the quarter ended March 31, 2018, there were 185,867 NEO options granted under the 2016 Plan. Each option had an estimated fair value of $5.75 per option on the date of grant and each option had an exercise price of $22.16. The options will vest in full on the third anniversary of the date of the grant. The contractual term of each option is ten years.
Non-Employee Director Grants
During the quarter ended March 31, 2018, there were 22,565 restricted stock awards granted under the 2016 Plan to non-employee directors with a fair value of $22.16 per share. The restricted stock awards will vest in full on the third anniversary of the date of the grant.
Annual Stock Option Grants
During the quarter ended March 31, 2018, there were 484,174 annual options granted under the 2016 Plan for employees other than the NEO's. Each option had an estimated fair value of $5.60 per option on the date of grant and each option had an exercise price of $22.16. The options will vest 20% on date of grant and 20% in four equal installments over each of the first four anniversaries of the date of the grant. The contractual term of each option is ten years.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2017 Annual Report on Form 10-K. All dollar amounts are presented in millions, unless otherwise stated.
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential and over 200,000 commercial and industrial (C&I) customers through our extensive network of 93 collection operations, 73 transfer stations, 22 owned or operated recycling facilities and 40 owned or operated landfills. We operate six landfill gas and renewable energy projects and have an additional 12 third party owned landfill gas and renewable energy projects. We also have post-closure responsibility for five closed landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly efficient and profitable collection operations with lower capital requirements.
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

	Three Months Ended March 31,
	2018		2017
Service revenues	$364.7	100.0%	$347.4	100.0%
Operating costs and expenses
Operating	236.1	64.7%	228.9	65.9%
Selling, general and administrative	45.5	12.5%	45.0	13.0%
Depreciation and amortization	64.7	17.7%	61.4	17.7%
Acquisition and development costs	0.2	0.1%	0.5	0.1%
(Gain) loss on disposal of assets and asset impairments	(1.9)	(0.5)%	0.3	0.1%
Restructuring charges	0.1	—%	—	—%
Total operating costs and expenses	344.7	94.5%	336.1	96.7%
Operating income	$20.0	5.5%	$11.3	3.3%

Three months ended March 31, 2018 compared to 2017
Operating income increased $8.7 or 77.0% to $20.0 for the three months ended March 31, 2018. The increase was primarily the result of the following:

•	An increase in service revenues of $17.3 as detailed further in the "Revenue" section below;

•	An increase in gains on disposal of assets of $2.2 primarily related to the sale of a property in Clay County, Florida.
The increase in operating income for the three months ended March 31, 2018 was partially offset by the following:

•
An increase in operating expenses of $7.2 which includes the following: an increase in salary and wage expense of $8.2 primarily due to merit increases, acquisition activity and the start of new municipal contracts; an increase in fuel expense of $4.1 impacted by an increase in diesel fuel prices; an increase in maintenance and repairs expense of $3.9 primarily due to acquisition activity and the start of new municipal contracts; and an increase in other operating costs of $3.4 which includes third party transportation costs, vehicle and equipment operating expenses, facility expenses, and safety program expenses. These increases were partially offset by the following: a decrease in franchise fees and taxes and recycling rebates of $7.4 that are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018 due to the implementation of the new revenue recognition standard; a benefit of $1.8 from compressed natural gas ("CNG") tax credits that were enacted in the first quarter of fiscal 2018 related to fiscal 2017 CNG purchases; a decrease in healthcare costs of $1.6 as a result of re-designed benefit plans for fiscal 2018 and a decrease in the severity of claims in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017; and a decrease in expenses of $1.6 related to the Greentree landfill waste slide that occurred in the first quarter of fiscal 2017;

•	An increase in depreciation and amortization expense of $3.3 as a result of acquisition activity and increased disposal volumes.
Revenue

Through our subsidiaries, we generate revenue primarily by providing collection and disposal services to commercial, industrial, municipal and residential customers. Our remaining revenue is generated from recycling, fuel and environmental charges, landfill gas-to-energy operations and other ancillary revenue-generating activities. Revenues from our collection operations consist of fees we receive from municipal, subscription, residential and C&I customers and are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the recycling, transfer station or disposal facilities and our disposal costs. Standard C&I service agreements are typically three to five years, and we have historically maintained strong relationships with our C&I customers. Our municipal customer relationships are generally supported by exclusive contracts ranging from three to ten years in initial duration with subsequent renewal periods. Certain municipal contracts have annual price escalation clauses that are tied to changes in an underlying base index such as the consumer price index (CPI). We provide commercial front load and temporary and permanent rolloff service offerings to our commercial customers. While the majority of our rolloff services are provided to customers under long-term service agreements, we generally do not enter into written contracts with our temporary rolloff customers due to the relatively short-term nature of most construction and demolition (C&D) projects.

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

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at municipal solid waste (MSW) landfills, management of third-party owned landfills, customer service charges relating to overdue payments, customer administrative charges relating to customers who request paper copies of invoices rather than opting for electronic invoices and compliance and business impact charges.

The following table sets forth our consolidated revenues by line of business for the periods indicated (in millions and as a percentage of total service revenues).

	Three Months Ended March 31,
	2018		2017
Collection	$252.5	69.2%	$241.2	69.4%
Disposal	124.1	34.0%	117.8	33.9%
Sale of recyclables	5.4	1.5%	8.2	2.4%
Fuel charges and environmental charges	28.0	7.7%	24.0	6.9%
Other revenue	26.8	7.3%	23.1	6.6%
Intercompany eliminations	(72.1)	(19.7)%	(66.9)	(19.2)%
Total service revenues	$364.7	100.0%	$347.4	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Average yield	1.9%	2.4%
Recycling	(0.7)%	1.4%
Fuel surcharge revenue	0.7%	0.4%
Total yield	1.9%	4.2%
Organic volume	2.4%	(1.7)%
Acquisitions	3.6%	1.8%
Divestitures	(0.6)%	(0.2)%
Impact of revenue recognition standard adoption	(2.3)%	—%
Total revenue growth	5.0%	4.1%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
During the three months ended March 31, 2018, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2017:

•
Average yield increased revenue by 1.9% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets. Environmental charges and other charges also contributed to our increase in average yield;

•	Recycling revenue decreased revenue by 0.7% due to a decrease in recycling commodity prices;

•
Fuel surcharge revenue increased revenue by 0.7%. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharges reset on a monthly basis therefore an increase in our fuel surcharge revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•	Organic volume increased revenue by 2.4% primarily due to an increase in our residential, commercial and rolloff collection lines of business and an increase in MSW landfill disposal volumes;

•	Acquisitions increased revenue by 3.6% due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.6% due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017;

•	The adoption of the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes decreased revenue by 2.3%.

Operating Expenses
The following table summarizes our operating expenses (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2018		2017

Operating	$232.3	63.7%	$225.3	64.9%
Accretion of landfill retirement obligations	3.8	1.0%	3.6	1.0%
Operating expenses	$236.1	64.7%	$228.9	65.9%
Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

•	Maintenance and repairs expenses which include labor, maintenance and repairs to our vehicles, equipment and containers;

•	Fuel costs which include the direct cost of fuel used by our vehicles, net of fuel tax credits;

•	Franchise fees and taxes which consist of municipal franchise fees not paid to customers, host community fees and royalties;

•	Risk management expenses which include casualty insurance premiums, claims payments, estimates for claims incurred but not reported and casualty losses;

•	Other expenses which include expenses such as facility operating costs, equipment rent, leachate and sulfate treatment and disposal and other landfill maintenance costs;

•
Accretion expense related to landfill capping, closure and post-closure is included in operating expenses in our condensed consolidated statement of operations, but it is excluded from the table below (refer to “Accretion of Landfill Retirement Obligations” below for a detailed discussion of the changes in amounts).

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2018		2017

Labor and related benefits	$82.0	22.5%	$75.4	21.7%
Transfer and disposal costs	47.9	13.1%	47.6	13.7%
Maintenance and repairs	37.1	10.2%	33.2	9.6%
Fuel	18.2	5.0%	15.8	4.5%
Franchise fees and taxes	8.7	2.4%	14.3	4.1%
Risk management	8.4	2.3%	9.1	2.6%
Other	26.2	7.2%	24.5	7.1%
Subtotal	$228.5	62.7%	$219.9	63.3%
Greentree expenses, net of estimated insurance recoveries	3.8	1.0%	5.4	1.6%
Total operating expenses, excluding accretion expense	$232.3	63.7%	$225.3	64.9%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended March 31, 2018 compared to 2017
Operating expenses increased by $7.0 or 3.1% to $232.3 for the three months ended March 31, 2018 from $225.3 for the three months ended March 31, 2017. The change was due to the following:

•
Labor and related benefits increased by $6.6 or 8.8% to $82.0 which was primarily attributable to merit increases, acquisition activity and the start of new municipal contracts partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018 and a decrease in the severity of claims in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017;

•
Transfer and disposal costs increased by $0.3 or 0.6% to $47.9 as a result of increased disposal volumes partially offset by a reduction in recycling rebates primarily due to the impact of adopting the new revenue recognition standard as these rebates are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•	Maintenance and repairs expense increased by $3.9 or 11.7% to $37.1 primarily due to acquisition activity and the start of new municipal contracts;

•
Fuel costs increased $2.4 or 15.2% to $18.2 impacted by an increase in diesel fuel prices partially offset by a benefit of $1.8 realized in the first quarter of fiscal 2018 from CNG tax credits that were enacted in the first quarter of fiscal 2018 related to fiscal 2017 CNG purchases;

•
Franchise fees and taxes decreased $5.6 or 39.2% to $8.7 primarily due to the impact of adopting the new revenue recognition standard as a portion of these fees and taxes are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•
Risk management expense decreased $0.7 or 7.7% to $8.4 primarily due to lower frequency and severity of automobile and property liability claims in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017;

•	Other operating costs increased $1.7 or 6.9% to $26.2 due to increases in vehicle and equipment operating expenses, facility expenses and safety program expenses; and

•
Greentree expenses, net of estimated insurance recoveries decreased $1.6 or 29.6% to $3.8. The costs recorded in each period relate to the Company's estimate of remaining expenses necessary to remediate the damage caused by the waste slide in the first quarter of fiscal 2017.

Accretion of Landfill Retirement Obligations
Accretion expense was $3.8 and $3.6 for the three months ended March 31, 2018 and 2017, respectively. The increase of $0.2 was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017. Accretion associated with each of these liabilities was recorded for a full quarter in the first quarter of fiscal 2018 compared to a partial quarter in the first quarter of fiscal 2017.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2018		2017

Salaries	$28.6	7.8%	$29.4	8.5%
Legal and professional	3.8	1.0%	3.2	0.9%
Other	13.1	3.7%	12.4	3.6%
Total selling, general and administrative expenses	$45.5	12.5%	$45.0	13.0%
Three months ended March 31, 2018 compared to 2017

•
Our salaries expenses decreased by $0.8 or 2.7% to $28.6 primarily due to lower stock based compensation expense as a result of initial public offering related awards issued in the first quarter of fiscal 2017 that did not recur in the first quarter of fiscal 2018.

•	Legal and professional fees increased $0.6 or 18.8% to $3.8 primarily due to higher consulting fees associated with accounting standard adoption and Sarbanes-Oxley compliance.

•	Other selling, general and administrative expenses increased $0.7 or 5.6% to $13.1 primarily due an increase in computer hardware and software maintenance costs.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended March 31,
	2018		2017

Depreciation, amortization and depletion of property and equipment	$54.3	14.9%	$51.0	14.7%
Amortization of other intangible assets	10.4	2.9%	10.4	3.0%
Depreciation and amortization	$64.7	17.7%	$61.4	17.7%
Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes to the consolidated financial statements in our 2017 Annual Report on Form 10-K for a further discussion of our accounting policies.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2018		2017

Depreciation and amortization of property and equipment	$34.4	9.4%	$32.5	9.4%
Landfill depletion and amortization	19.9	5.5%	18.5	5.3%
Depreciation, amortization and depletion of property and equipment	$54.3	14.9%	$51.0	14.7%
Three months ended March 31, 2018 compared to 2017

•	Depreciation and amortization of property and equipment increased $1.9 or 5.8% to $34.4 due mainly to acquisition activity and equipment purchased related to the start of new municipal contracts.

•	Landfill depletion and amortization increased $1.4 or 7.6% to $19.9 due to acquisition activity and increased disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.4 and $10.4 or as a percentage of revenue, 2.9% and 3.0%, for the three months ended March 31, 2018 and 2017, respectively. Amortization expense attributable to acquisition activity was offset by certain intangible assets becoming fully amortized.
Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

We completed five acquisitions during the three months ended March 31, 2018 for a cash purchase price of $4.5 and notes payable of $0.5, subject to net working capital adjustments, which we expect to be completed within approximately one year. Four acquisitions were completed during the three months ended March 31, 2017 for a cash purchase price, net of cash acquired of $67.9 and notes payable of $0.7. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.

Other, Net
Changes in the fair value and settlements of derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to income of $5.2 and $1.3 for the three months ended March 31, 2018 and 2017, respectively. Income from equity investee for the three months ended March 31, 2018 and 2017, respectively, was $0.5 and $0.4.

Interest Expense
Interest expense increased by $0.5 or 2.2% to $23.0 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to the impact of increasing interest rates on our variable rate debt partially offset by the impact of our Term Loan B repricing in the fourth quarter of fiscal 2017 and lower debt levels during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Cash paid for interest was $15.2 and $14.8 for the three months ended March 31, 2018 and 2017, respectively.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2018 and 2017 was 27.6% and 40.2%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2018 was primarily due to the unfavorable impact of state and local taxes. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the three months ended March 31, 2017 was primarily due to the favorable impact of the change in recorded valuation allowance and the favorable impact of state and local taxes.
Cash paid for income taxes (net of refunds) was $0.1 and $0.3 for the three months ended March 31, 2018 and 2017, respectively.
Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2018
South	$148.8	$26.0	$21.7
East	89.2	(1.8)	18.0
Midwest	126.7	13.9	23.9
Corporate	—	(18.1)	1.1
	$364.7	$20.0	$64.7

Three Months Ended March 31, 2017
South	$135.5	$22.2	$19.1
East	86.1	(2.6)	17.5
Midwest	125.8	11.3	22.6
Corporate	—	(19.6)	2.2
	$347.4	$11.3	$61.4

Comparison of Reportable Segments—Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
South Segment
Revenue increased $13.3 or 9.8% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in revenue was due to the following: an increase in acquisition related revenue of $6.9; an increase in residential collection volume of $2.9 primarily due to the start of a new municipal contract in the fourth quarter of fiscal 2017; an increase in pricing in our residential and commercial collection operations of $1.8; an increase in C&D and special waste landfill disposal pricing of $1.4; and an increase in environmental and other charges of $0.8 due to recent rate increases that went into effect. The increase was partially offset by a decrease in special waste volumes of $1.2.

Operating income from our South Segment increased by $3.8 or 17.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to the revenue increase of $13.3 as described above. The increase was partially offset by the following: an increase in salaries and wages of $3.5 primarily attributable to merit increases, acquisition activity and the start of a new municipal contract partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018 and a decrease in the severity of claims in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017; an increase in depreciation and amortization of $2.5 due mainly to acquisition activity and equipment purchased related to the start of a new municipal contract; an increase in maintenance and repairs expense of $2.0 primarily due to acquisition activity and the start of a new municipal contract; an increase in fuel costs of $1.0 due to an increase in diesel fuel prices partially offset by a benefit realized in the first quarter of fiscal 2018 from CNG tax credits that were enacted in the first quarter of fiscal 2018 related to fiscal 2017 CNG purchases; and an increase in disposal costs of $1.0 due to the start of new municipal contract in a market where we do not own a disposal facility.
East Segment
Revenue increased by $3.1, or 3.6% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to the following: an increase in acquisition related revenue of $3.8; an increase in residential and rolloff collection volume of $2.1; an increase in MSW, C&D and special waste landfill disposal pricing of $1.0; and an increase in residential and rolloff collection pricing of $0.7. The increase was partially offset by the negative impact to revenue from divestitures of $2.2 and a decrease in revenue of $1.5 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes.
Operating loss from our East Segment decreased $0.8, or 30.8% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in operating loss was primarily due to the revenue increase of $3.1 as described above and a decrease in expenses of $1.6 relate to the Greentree landfill waste slide. These favorable variances were partially offset by the following: an increase in salaries and wages of $1.6 primarily attributable to merit increases and acquisition activity partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018 and a decrease in the severity of claims in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017; an increase in maintenance and repairs expense of $1.2 primarily due to acquisition activity; and an increase in fuel costs of $0.6 due to an increase in diesel fuel prices partially offset by a benefit realized in the first quarter of fiscal 2018 from CNG tax credits that were enacted in the first quarter of fiscal 2018 related to fiscal 2017 CNG purchases.
Midwest Segment
Revenue increased $0.9 or 0.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to the following: an increase in acquisition related revenue of $2.1; an increase in MSW, C&D and special waste landfill disposal volumes of $2.0; an increase in residential and rolloff collection volume of $1.9; an increase in fuel surcharge revenue of $1.4 primarily due to the increase in diesel fuel prices; and an increase in environmental and other charges of $1.4 due to recent rate increases that went into effect. The increase was partially offset by a decrease in revenue of $5.6 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes.
Operating income from our Midwest Segment increased by $2.6, or 23.0% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in operating income is primarily due to an increase in revenue of $6.5 after adjusting for the impact of adopting the new revenue recognition standard. The revenue increase was partially offset by the following: an increase in salaries and wages of $1.6 primarily attributable to merit increases and acquisition activity partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018 and a decrease in the severity of claims in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017; an increase in depreciation and amortization of $1.4 due mainly to acquisition activity; and an increase in fuel costs of $0.8 due to an increase in diesel fuel prices partially offset by a benefit realized in the first quarter of fiscal 2018 from CNG tax credits that were enacted in the first quarter of fiscal 2018 related to fiscal 2017 CNG purchases.
Corporate
Operating loss decreased $1.5 or 7.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lower stock based compensation expense as a result of initial public offering related awards issued in the first quarter of fiscal 2017 that did not recur in the first quarter of fiscal 2018.

Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolving Credit Facility will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At March 31, 2018, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development during the three months ended March 31, 2018 as well as the use of our cash to fund debt repayments and acquisitions. At December 31, 2017, we had negative working capital which was driven by cash used for acquisitions during fiscal 2017. We have more than adequate availability on our Revolving Credit Facility to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	March 31, 2018	December 31, 2017

Cash and cash equivalents	$6.5	$6.8

Debt:
Current portion	52.4	74.1
Long-term portion	1,874.7	1,884.2
Total debt	$1,927.1	$1,958.3
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$78.5	$94.8
Net cash used in investing activities	$(37.7)	$(108.7)
Net cash (used in) provided by financing activities	$(41.1)	$14.4
Cash Flows Provided by Operating Activities
We generated $78.5 of cash flows from operating activities during the three months ended March 31, 2018, compared with $94.8 during the three months ended March 31, 2017. The decrease was primarily due to the following:

•
During the three months ended March 31, 2017, we entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. We received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, we assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The present value of the assumed post-closure liabilities and expenditures related to the gas infrastructure system over the life of the landfill approximate the amount of the cash payment. This payment did not recur in the three months ended March 31, 2018;

•
A decrease in the change in accounts receivable of $7.9. Days Sales Outstanding was 47 (30 net of deferred revenue) during the three months ended March 31, 2018 compared to 44 (28 net of deferred revenue) during the three months ended March 31, 2017;

•	An increase in capping, closure and post closure expenditures of $3.8 due to the timing of landfill closure cash expenditures.

The decrease in cash flows provided by operating activities for the three months ended March 31, 2018 was partially offset by the following:

•	An increase in net income of $9.1 due to improved operating results;

•
An increase of $5.3 in accounts payable during the three months ended March 31, 2018 compared to a decrease of $7.8 during the three months ended March 31, 2017 resulting in a positive impact to cash flow from operations of $13.1. Days Payable Outstanding was 38.8 during the three months ended March 31, 2018 compared to 34.1 during the three months ended March 31, 2017.

Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt.
Cash Flows Used in Investing Activities
We used $37.7 of cash in investing activities during the three months ended March 31, 2018 compared with $108.7 during the three months ended March 31, 2017, a decrease of $71.0. The variance was primarily due to the following:

•	A decrease of $63.4 in cash expenditures used to fund acquisitions;

•	Lower cash expenditures of $7.1 used to fund the purchase of property and equipment and landfill construction and development.
Cash Flows (Used In) Provided By Financing Activities
During the three months ended March 31, 2018, net cash used in financing activities was $41.1 compared to net cash provided by financing activities of $14.4 during the three months ended March 31, 2017, a decrease of $55.5. The variance was primarily due to the following:

•
An increase in net payments on debt instruments of $52.8 as we used excess cash to make debt repayments in the three months ended March 31, 2018 compared to using excess cash to fund acquisitions in the three months ended March 31, 2017;

•	A decrease in proceeds from stock option exercises of $2.7.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2018 and December 31, 2017, we had $8.5 and $29.0 in borrowings outstanding under our Revolving Credit Facility. As of March 31, 2018 and December 31, 2017, we had an aggregate of approximately $39.3 and $39.3 of letters of credit outstanding under our Senior Secured Credit Facilities. As of March 31, 2018 and December 31, 2017, we had remaining capacity under our Revolving Credit Facility of $252.2 and $231.7, respectively. As of March 31, 2018, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for the three months ended March 31, 2018 and 2017 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at March 31, 2018 and December 31, 2017 was 4.5:1.0 and 4.7:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of March 31, 2018, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
As of March 31, 2018, we have $30.9 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
Recently Issued and Proposed Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Basis of Presentation, to our unaudited condensed consolidated financial statements in Part 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks as of March 31, 2018, does not differ materially from that included in our 2017 Annual Report on Form 10-K.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found under the Litigation and Other Matters section of Note 9 to the unaudited condensed consolidated financial statements.
Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our 2017 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.
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

May 7, 2018	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer