Form 10-Q
period 2018-06-30
Advanced Disposal Services, Inc.
filed 2018-08-07
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 20, 2018 was 88,587,220 shares.

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

•
our financial and operating performance may be affected by the inability, in some instances, to renew or expand existing landfill permits or acquire new landfills. Further, the cost of operation and/or future construction of our existing landfills may become economically unfeasible causing us to abandon or cease operations;

•	we could be precluded from maintaining permits or entering into certain contracts if we are unable to obtain sufficient third-party financial assurance or adequate insurance coverage;

•	our accruals for our landfill site closure, post-closure and contamination related costs may be inadequate;

•	our cash flow may not be sufficient to finance our high level of capital expenditures;

•	our acquisitions, including our ability to integrate acquired businesses, or that acquired businesses may have unexpected risks or liabilities;

•	the seasonal nature of our business and "event-driven" waste projects that could cause our results to fluctuate;

•	adverse and destructive weather conditions that could result in higher fuel costs, higher labor costs, reduced municipal contract productivity and higher disposal costs;

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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$6.9	$6.8
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $5.4, respectively	208.5	199.9
Prepaid expenses and other current assets	40.0	37.9
Total current assets	255.4	244.6
Other assets	30.9	23.0
Property and equipment, net of accumulated depreciation of $1,460.0 and $1,355.5, respectively	1,730.8	1,728.8
Goodwill	1,210.3	1,208.2
Other intangible assets, net of accumulated amortization of $268.3 and $247.6, respectively	271.2	288.7
Total assets	$3,498.6	$3,493.3
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$125.1	$92.3
Accrued expenses	106.5	113.0
Deferred revenue	70.3	69.1
Current maturities of landfill retirement obligations	20.2	20.2
Current maturities of long-term debt	49.2	74.1
Total current liabilities	371.3	368.7
Other long-term liabilities	58.7	61.5
Long-term debt, less current maturities	1,855.6	1,884.2
Accrued landfill retirement obligations, less current maturities	210.8	205.7
Deferred income taxes	93.9	88.6
Total liabilities	2,590.3	2,608.7
Commitments and contingencies
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,575,377 and 88,491,194 shares outstanding, respectively	0.9	0.9
Treasury stock at cost, 2,274 and 2,274 shares, respectively	—	—
Additional paid-in capital	1,493.3	1,487.4
Accumulated deficit	(588.7)	(603.3)
Accumulated other comprehensive income (loss)	2.8	(0.4)
Total stockholders' equity	908.3	884.6
Total liabilities and stockholders' equity	$3,498.6	$3,493.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Service revenues	$398.1	$383.1	$762.8	$730.5
Operating costs and expenses
Operating	250.7	240.2	486.8	469.1
Selling, general and administrative	44.5	40.6	90.0	85.7
Depreciation and amortization	69.2	67.5	133.9	128.9
Acquisition and development costs	0.1	0.4	0.3	0.8
(Gain) loss on disposal of assets and asset impairments	(1.4)	10.3	(3.3)	10.6
Restructuring charges	—	—	0.1	—
Total operating costs and expenses	363.1	359.0	707.8	695.1
Operating income	35.0	24.1	55.0	35.4
Other (expense) income
Interest expense	(23.6)	(23.1)	(46.6)	(45.6)
Other income (expense), net	2.0	(1.3)	7.9	(1.8)
Total other expense	(21.6)	(24.4)	(38.7)	(47.4)
Income (loss) before income taxes	13.4	(0.3)	16.3	(12.0)
Income tax expense (benefit)	3.7	(0.1)	4.5	(4.8)
Net income (loss)	$9.7	$(0.2)	$11.8	$(7.2)

Net income (loss) attributable to common stockholders per share
Basic income (loss) per share	$0.11	$—	$0.13	$(0.08)
Diluted income (loss) per share	$0.11	$—	$0.13	$(0.08)
Basic average shares outstanding	88,555,647	88,275,698	88,535,860	88,206,590
Diluted average shares outstanding	89,272,966	88,275,698	89,147,337	88,206,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$9.7	$(0.2)	$11.8	$(7.2)
Change in fair value of interest rate caps, net of tax of $0.4 and $1.1 for the three and six months ended June 30, 2018, respectively	1.0	—	3.2	—
Comprehensive income (loss)	$10.7	$(0.2)	$15.0	$(7.2)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	88,493,468	$0.9	2,274	—	$1,487.4	$(603.3)	$(0.4)	$884.6
Net income	—	—	—	—	—	11.8	—	11.8
Stock-based compensation	22,565	—	—	—	4.9	—	—	4.9
Stock option exercises	61,618	—	—	—	1.0	—	—	1.0
Unrealized gain resulting from change in fair value of derivative instruments, net of tax of $1.1	—	—	—	—	—	—	3.2	3.2
Impact of implementing new revenue recognition standard, net of tax of $1.1	—	—	—	—	—	2.8	—	2.8
Balance at June 30, 2018	88,577,651	$0.9	2,274	—	$1,493.3	$(588.7)	$2.8	$908.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$11.8	$(7.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	133.9	128.9
Change in fair value of derivative instruments	(5.6)	2.4
Amortization of debt issuance costs and original issue discount	3.3	3.2
Accretion on landfill retirement obligations	7.6	7.4
Other accretion and amortization	2.3	1.9
Provision for doubtful accounts	1.8	2.2
(Gain) loss on disposition of property and equipment	(3.4)	0.9
Impairment of assets	—	13.0
Gain on disposition of businesses and assets	—	(2.8)
Stock based compensation	4.9	4.7
Deferred tax expense (benefit)	4.8	(6.4)
Earnings in equity investee	(0.9)	(0.6)
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(10.5)	(7.8)
Decrease in prepaid expenses and other current assets	5.5	1.5
Decrease in other assets	0.5	0.1
Increase in accounts payable	26.9	18.3
Decrease in accrued expenses	(6.1)	(9.8)
Increase in deferred revenue	0.5	0.8
(Decrease) increase in other long-term liabilities	(5.8)	0.2
Capping, closure and post-closure obligations	(8.3)	(4.1)
Assumption of long term care and closure reserve	—	24.0
Net cash provided by operating activities	163.2	170.8
Cash flows from investing activities
Purchases of property and equipment and landfill construction and development	(86.5)	(79.9)
Proceeds from sale of property and equipment and insurance recoveries	4.2	3.0
Acquisition of businesses, net of cash acquired	(5.9)	(84.3)
Proceeds from sale of businesses	—	8.7
Net cash used in investing activities	(88.2)	(152.5)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	53.0	120.0
Repayment on debt instruments, including capital leases	(128.9)	(141.3)
Proceeds from issuance of common stock	1.0	4.7
Net cash used in financing activities	(74.9)	(16.6)
Net increase in cash and cash equivalents	0.1	1.7
Cash and cash equivalents, beginning of period	6.8	1.2
Cash and cash equivalents, end of period	$6.9	$2.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

1.	Business Operations
Advanced Disposal Services, Inc. together with its consolidated subsidiaries (the "Company"), as a consolidated entity, is a non-hazardous solid waste services company providing collection, transfer, recycling and disposal services to customers in the South, Eastern and Midwest regions of the United States.
The Company manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, recycling and disposal services. Additional information related to segments can be found in Note 10.
Six acquisitions were completed during the six months ended June 30, 2018 for aggregate consideration consisting of a cash purchase price of $5.9 and notes payable of $0.7 subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. Eight acquisitions were completed during the six months ended June 30, 2017 for a cash purchase price, net of cash acquired, of $84.3 and notes payable of $1.6. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition. Our acquisition accounting and valuation processes with respect to property and equipment, intangible assets, current liabilities and long-term liabilities related to acquisitions completed subsequent to January 1, 2018 are preliminary and subject to adjustments.
During the three and six months ended June 30, 2018, the Company recorded a charge in operating expenses of $5.4 related to engineered enhancement of leachate and gas infrastructure and reconstruction of specific storm and surface water control systems at one of its landfills. As a result, the location redirected waste to 3rd party sites to allow for construction activities in a limited delineated area of the site. This charge was recorded based on costs incurred to redirect waste for an interim period to complete construction activities and allow for the Company to be considered for an expansion permit. The Company has incurred expenditures of $3.4 as of June 30, 2018 related to this matter.
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
During the three and six months ended June 30, 2017, the Company divested of its collection operation in Charlotte, North Carolina for consideration received of $8.7. A $1.4 gain on the sale of that business is included in the Company's unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive income (loss), cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The Company's adoption of these ASUs in fiscal 2018 did not have a material impact on the Company's Statement of Cash Flows.
Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, and in July 2018 the FASB issued ASU 2018-11, Leases: Targeted Improvements. Lessees will be required to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors will be required to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required to increase transparency and comparability among organizations. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted; however, the Company does not expect to early adopt the standard. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented or as of the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the standard by recognizing and measuring leases as of the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is assessing the provisions of this amended guidance and has (i) formed an implementation team (ii) acquired a software solution to manage and account for leases under the new standard (iii) solicited feedback on the population of leases from business unit personnel and (iv) analyzed payment activity and general ledger accounts to further identify leases under the new standard. The Company is currently evaluating the impact of this amended guidance on its consolidated financial statements but does not anticipate any material changes to operating results or liquidity.

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
The Company recorded a net reduction to opening accumulated deficit of $2.8 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to capitalization of sales commissions. The impact to service revenues for the three and six months ended June 30, 2018 was a decrease of $8.8 and $16.8, respectively, as a result of applying Topic 606 and an associated policy election to treat applicable state landfill tax payments as a reduction of revenue

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

(historically recorded as an operating expense). Recycling rebates paid to customers, franchise fees paid to customers and state landfill tax payments are now recognized as a reduction of revenue.
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
Commercial Collection Revenue
The Company's commercial collection operations consist of collection of commercial refuse from Company supplied waste containers for transport to a disposal/recycling site. Standard service agreements with commercial customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. The Company's commercial collection service fees are typically quoted in its service agreements on a weekly or monthly basis and revenue is recognized as the services are provided each month. The Company's commercial service agreements generally allow for rate increases and it is not uncommon for the collection needs of the customer to change throughout the contract period. For these reasons, revenue associated with the Company's commercial collection service agreements is accounted for as variable consideration and the amounts recorded represent the value of the performance obligations completed.

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
Capitalized Sales Commissions
Under Topic 606, the Company capitalizes sales commissions as contract assets related to commercial and permanent rolloff collection customers and amortizes those sales commissions over the estimated customer life. The balance of capitalized sales commissions as of June 30, 2018 and January 1, 2018 were $4.0 and $3.8, respectively. The Company recorded amortization expense of $0.4 and $0.7 related to capitalized sales commissions for the three and six months ended June 30, 2018, respectively.
Deferred Revenues
The Company records deferred revenue when cash payments are received in advance of the Company's performance. The increase in the deferred revenue balance from December 31, 2017 to June 30, 2018 is primarily driven by cash payments received in advance of the Company satisfying its performance obligations, offset by $67.9 of revenues recognized that were included in the deferred revenue balance at December 31, 2017.

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
Liabilities for final closure and post-closure costs for the year ended December 31, 2017 and for the six months ended June 30, 2018 are shown in the table below:

Balance at December 31, 2016	$191.1
Increase in retirement obligation	9.7
Accretion of closure and post-closure costs	15.4
Acquisition	28.3
Change in estimate	2.1
Costs incurred	(20.7)
Balance at December 31, 2017	225.9
Increase in retirement obligation	4.7
Accretion of closure and post-closure costs	7.6
Costs incurred	(7.2)
Balance at June 30, 2018	231.0
Less: Current portion	(20.2)
$210.8

5. Earnings (Loss) Per Share

The following table sets forth the computation of basic earnings (loss) per share and earnings (loss) per share, assuming dilution:

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Numerator:
	Net income (loss)	$9.7	$(0.2)	$11.8	$(7.2)
Denominator:
	Average common shares outstanding	88,555,647	88,275,698	88,535,860	88,206,590
	Other potentially dilutive common shares	717,319	—	611,477	—
	Average common shares outstanding, assuming dilution	89,272,966	88,275,698	89,147,337	88,206,590

	Basic net income (loss) per share	$0.11	$—	$0.13	$(0.08)
	Diluted net income (loss) per share	$0.11	$—	$0.13	$(0.08)
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
Approximately 2.3 million and 4.6 million of outstanding stock awards were excluded from the diluted net income (loss) per share calculation for the three months ended June 30, 2018 and June 30, 2017, respectively, because their effect was antidilutive. Approximately 2.3 million and 4.2 million of outstanding stock awards were excluded from the diluted income (loss) per share calculation for the six months ended June 30, 2018 and June 30, 2017, respectively, because their effect was antidilutive.

6.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	June 30, 2018	December 31, 2017
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (6.75% and 6.25% at June 30, 2018 and December 31, 2017, respectively) due quarterly; balance due at maturity in November 2021	$3.0	$29.0
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,430.0	1,460.0
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Capital lease obligations, maturing through 2024	65.5	63.9
Other debt	9.6	11.8
	1,933.1	1,989.7
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(28.3)	(31.4)
Less: Current portion	(49.2)	(74.1)
	$1,855.6	$1,884.2

All borrowings under the Term Loan B, Revolver and Senior Notes are guaranteed by each of the Company's current and future domestic subsidiaries, subject to certain agreed-upon exemptions. All guarantors are jointly and severally and fully and unconditionally liable. There are no significant restrictions on the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Revolver and Letter of Credit Facilities

As of June 30, 2018, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of June 30, 2018 and December 31, 2017, the Company had $3.0 and $29.0 of borrowings outstanding on the Revolver, respectively. As of June 30, 2018 and December 31, 2017, the Company had an aggregate of $32.3 and $39.3, respectively, of letters of credit outstanding under its credit facilities.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

7. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
2017 Interest rate caps	Other assets	$4.5	$—
2017 Interest rate caps	Other long-term liabilities	—	(0.4)
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Prepaid expenses and other current assets	6.5	0.9
2016 Interest rate caps	Other assets	2.2	2.8
Total derivatives		$13.2	$3.3
The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.
Interest Rate Caps

In November 2017, the Company entered into two interest rate cap agreements as cash flow hedges (the "2017 interest rate caps") to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company has applied hedge accounting to the 2017 interest rate caps; therefore, changes in the fair value of the 2017 interest rate caps, to the extent they are effective, are recorded in other comprehensive income, net of tax in the condensed consolidated statements of comprehensive income (loss). The 2017 interest rate caps commence in 2019 and expire in 2021. The Company will pay the $4.9 premium on the 2017 interest rate caps in monthly installments beginning in October 2019. The Company recorded a gain related to the 2017 interest rate caps of $1.0 for the three months ended June 30, 2018 which was recorded in other comprehensive income in the condensed consolidated statements of comprehensive income (loss). The Company recorded a gain related to the 2017 interest rate caps of $3.8 for the six months ended June 30, 2018 of which the effective portion of $3.2 was recorded in other comprehensive income in the condensed consolidated statements of comprehensive income (loss) and the ineffective portion of $0.6 was recorded in other income (expense), net in the condensed consolidated statement of operations. The notional value of the 2017 interest rate cap contracts aggregated were $600.0 as of June 30, 2018 and will remain constant through maturity in 2021.
In May 2016, the Company entered into three interest rate cap agreements (the "2016 interest rate caps") as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company is paying the $5.5 premium of the 2016 interest rate caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to the 2016 interest rate caps, therefore, changes in the fair value of the 2016 interest rate caps are recorded in other income (expense), net in the condensed consolidated statements of operations. The Company recorded a gain related to the 2016 interest rate caps of $1.4 and a loss of $2.0 for the three months ended June 30, 2018 and 2017, respectively. The Company recorded a gain related to the 2016 interest rate caps of $6.0 and a loss of $3.3 for the six months ended June 30, 2018 and 2017, respectively. The notional value of the 2016 interest rate cap contracts aggregated were $800.0 as of June 30, 2018 and will remain constant through maturity in September 2019.

8. Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2018 and 2017 was 27.6% and 33.3%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended June 30, 2018 was primarily due to the unfavorable impact of state and local taxes and the unfavorable change in recorded valuation allowance. The effective tax rate for the three months ended June 30, 2017 is materially consistent with the federal statutory rate of 35%.
The Company’s effective income tax rate for the six months ended June 30, 2018 and 2017 was 27.6% and 40.0%, respectively. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax expense for the six

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

months ended June 30, 2018 was primarily due to the unfavorable impact of state and local taxes and the unfavorable change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the six months ended June 30, 2017 was primarily due to the favorable impact of recorded valuation allowance and the favorable impact of state and local taxes.
As of June 30, 2018, the Company had $31.0 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as components of other liabilities and deferred income taxes in the Company’s consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The Company is not able to reasonably estimate when it would make any cash payments required to settle these liabilities, but does not believe that the ultimate settlement of its obligations will materially affect its liquidity.
On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was signed into law. In accordance with Staff Accounting Bulletin (“SAB”) 118, the Company recognized the estimated impact of this legislation as a component of the benefit for income taxes in its audited financial statements for the year ended December 31, 2017. SAB 118 allows for a measurement period, not to extend beyond one year from the enactment date, for companies to complete their accounting for the provisions of the Act under ASC 740. As of June 30, 2018, no subsequent adjustments have been made to the provisional amounts recorded with the financial statements for the year ended December 31, 2017. The Company is still analyzing certain aspects of the Act and is refining its calculations, which could potentially affect the provisional measurement of these balances. The Company's estimate of the impacts of the Act may change due to future guidance issued by the U.S. Treasury Department, Internal Revenue Services, Financial Standards Accounting Board and other standard setting bodies. The Company continues to analyze its estimate of a $0.1 tax related to the Act’s taxation of deemed repatriation on foreign earnings related to the Company’s Bahamas operations. The completion of the Company's 2017 income tax returns by the fourth quarter 2018 may also impact the provisional amounts that have been recorded.

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

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. During the three months ended June 30, 2018, the Company recorded a benefit in operating expenses of $3.7 as a result of higher insurance recoveries than previously estimated. No benefit or charge was recorded in operating expenses during three months ended June 30, 2017 related to this matter. During the six months ended June 30, 2018 and 2017, the Company recorded a charge in operating expenses of $0.1 and $5.4, respectively. These charges were recorded to adjust the reserve related to this matter to the remaining probable costs to relocate displaced material and restore infrastructure, net of insurance recoveries; this amount could increase or decrease as a result of actual costs incurred to completion. The Company has incurred expenditures of $6.4, net of insurance recoveries, as of June 30, 2018 related to this matter.
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

Multiemployer Defined Benefit Pension Plans
Approximately 14.3% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain discontinued operations, the Company is potentially exposed to certain withdrawal liabilities. The Company does not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which it contributes could have a material adverse effect on the Company's business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on the Company's results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

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
Service revenues, operating income/(loss) and depreciation and amortization for the Company's reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2018
South	$152.7	$21.3	$21.5
East	104.3	12.7	20.5
Midwest	141.1	18.6	26.1
Corporate	—	(17.6)	1.1
	$398.1	$35.0	$69.2

Three Months Ended June 30, 2017
South	$139.6	$24.0	$19.7
East	100.2	(5.3)	20.1
Midwest	143.3	20.6	25.2
Corporate	—	(15.2)	2.5
	$383.1	$24.1	$67.5

Six Months Ended June 30, 2018
South	301.6	47.3	43.2
East	193.6	10.9	38.4
Midwest	267.6	32.5	50.0
Corporate	—	(35.7)	2.3
	$762.8	$55.0	$133.9

Six Months Ended June 30, 2017
South	$275.1	$46.2	$38.8
East	186.2	(7.9)	37.7
Midwest	269.2	31.9	47.8
Corporate	—	(34.8)	4.6
	$730.5	$35.4	$128.9

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Residential Collection Revenue	$101.7	$97.5	$201.1	$191.0
Commercial Collection Revenue	93.9	92.0	186.0	182.6
Rolloff Collection Revenue	65.4	63.2	126.0	120.2
Disposal Revenue	73.4	73.5	130.5	128.8
Fuel and Environmental Charges	29.2	23.9	56.0	46.9
Sale of Recyclables	4.1	8.7	9.4	16.4
Other Revenue	30.4	24.3	53.8	44.6
	$398.1	$383.1	$762.8	$730.5
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

11. Fair Value Measurements
Assets and Liabilities Accounted for at Fair Value
In measuring fair values of assets and liabilities, the Company uses valuation techniques that maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3). The Company does not have any assets or liabilities measured using unobservable Level 3 inputs. The Company also uses market data or assumptions that it believes market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. The carrying value for certain of the Company's financial instruments approximate fair value because of their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurement at June 30, 2018 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$6.9	$6.9	$—	$6.9
Interest rate caps - asset position	13.2	—	13.2	13.2
Total recurring fair value measurements	$20.1	$6.9	$13.2	$20.1

		Fair Value Measurement at December 31, 2017 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$6.8	$6.8	$—	$6.8
Interest rate caps - asset position	3.7	—	3.7	3.7
Interest rate caps - liability position	(0.4)	$—	(0.4)	(0.4)
Total recurring fair value measurements	$10.1	$6.8	$3.3	$10.1
The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of June 30, 2018 and December 31, 2017, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	June 30, 2018	December 31, 2017
Revolver	$3.0	$29.0
Senior Notes	422.9	435.1
Term Loan B	1,430.0	1,467.3
	$1,855.9	$1,931.4
The carrying value of the Company’s debt at June 30, 2018 and December 31, 2017 was $1,858.0 and $1,914.0, respectively.

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
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the South, East and Midwest regions of the United States, serving approximately 2.8 million residential and over 200,000 commercial and industrial (C&I) customers through our extensive network of 93 collection operations, 73 transfer stations, 22 owned or operated recycling facilities and 40 owned or operated landfills. We operate six landfill gas and renewable energy projects and have an additional 12 third party owned landfill gas and renewable energy projects. We also have post-closure responsibility for five closed landfills. We seek to drive financial performance in markets in which we own or operate a disposal facility or in certain disposal-neutral markets, where the disposal facility is owned by our municipal customer. In markets in which we own or operate a disposal facility, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly efficient and profitable collection operations with lower capital requirements.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Service revenues	$398.1	100.0%	$383.1	100.0%	$762.8	100.0%	$730.5	100.0%
Operating costs and expenses
Operating	246.9	62.0%	236.4	61.7%	479.2	62.8%	461.7	63.2%
Accretion of landfill retirement obligations	3.8	1.0%	3.8	1.0%	7.6	1.0%	7.4	1.0%
Operating expenses	250.7	63.0%	240.2	62.7%	486.8	63.8%	469.1	64.2%
Selling, general and administrative	44.5	11.2%	40.6	10.6%	90.0	11.8%	85.7	11.7%
Depreciation and amortization	69.2	17.4%	67.5	17.6%	133.9	17.6%	128.9	17.6%
Acquisition and development costs	0.1	—%	0.4	0.1%	0.3	—%	0.8	0.1%
(Gain) loss on disposal of assets and asset impairments	(1.4)	(0.4)%	10.3	2.7%	(3.3)	(0.4)%	10.6	1.5%
Restructuring charges	—	—%	—	—%	0.1	—%	—	—%
Total operating costs and expenses	363.1	91.2%	359.0	93.7%	707.8	92.8%	695.1	95.2%
Operating income	$35.0	8.8%	$24.1	6.3%	$55.0	7.2%	$35.4	4.8%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Collection	$269.9	67.8%	$252.8	66.0%	$530.4	69.5%	$494.0	67.6%
Disposal	148.0	37.2%	144.6	37.7%	272.1	35.7%	262.5	35.9%
Sale of recyclables	4.4	1.1%	9.4	2.5%	9.8	1.3%	17.6	2.4%
Fuel charges and environmental charges	30.5	7.7%	25.1	6.6%	58.5	7.7%	49.1	6.7%
Other revenue	25.1	6.3%	27.7	7.2%	43.6	5.7%	50.7	6.9%
Intercompany eliminations	(79.8)	(20.1)%	(76.5)	(20.0)%	(151.6)	(19.9)%	(143.4)	(19.5)%
Total service revenues	$398.1	100.0%	$383.1	100.0%	$762.8	100.0%	$730.5	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average yield	3.2%	1.4%	2.5%	2.0%
Recycling	(1.2)%	1.2%	(0.9)%	1.3%
Fuel surcharge revenue	0.9%	0.5%	0.9%	0.4%
Total yield	2.9%	3.1%	2.5%	3.7%
Organic volume	1.2%	0.6%	1.7%	(0.5)%
Acquisitions	2.6%	3.4%	3.1%	2.6%
Divestitures	(0.5)%	(0.1)%	(0.6)%	(0.2)%
Impact of revenue recognition standard adoption	(2.3)%	—%	(2.3)%	—%
Total revenue growth	3.9%	7.0%	4.4%	5.6%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
During the three months ended June 30, 2018, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2017:

•
Average yield increased revenue by 3.2% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets. Environmental charges and other charges also contributed to our increase in average yield due to recent rate increases that went into effect;

•	Recycling revenue decreased revenue by 1.2% due to a decrease in recycling commodity prices;

•
Fuel surcharge revenue increased revenue by 0.9% due to an increase in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharges reset on a monthly basis therefore an increase in our fuel surcharge revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•
Organic volume increased revenue by 1.2% primarily due to an increase in our commercial, rolloff and residential collection lines of business partially offset by lower pass through revenue related to special waste trucking volumes;

•	Acquisitions increased revenue by 2.6% due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.5% due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017;

•	The adoption of the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes decreased revenue by 2.3%.

During the six months ended June 30, 2018, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2017:

•
Average yield increased revenue by 2.5% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets. Environmental charges and other charges also contributed to our increase in average yield due to recent rate increases that went into effect;

•	Recycling revenue decreased revenue by 0.9% due to a decrease in recycling commodity prices;

•	Fuel surcharge revenue increased revenue by 0.9% due to an increase in diesel fuel prices;

•
Organic volume increased revenue by 1.7% primarily due to an increase in our commercial, rolloff and residential collection lines of business partially offset by lower pass through revenue related to special waste trucking volumes;

•	Acquisitions increased revenue by 3.1% due to our execution of acquisition opportunities that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.6% due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017;

•	The adoption of the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes decreased revenue by 2.3%.

Operating Expenses
Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Labor and related benefits	$83.2	20.9%	$77.6	20.3%	$165.2	21.7%	$153.0	20.9%
Transfer and disposal costs	54.3	13.6%	54.1	14.1%	102.2	13.4%	101.7	13.9%
Maintenance and repairs	38.7	9.7%	34.7	9.1%	75.7	9.9%	67.9	9.3%
Fuel	21.2	5.3%	16.1	4.2%	39.4	5.2%	31.9	4.4%
Franchise fees and taxes	11.0	2.8%	18.1	4.7%	19.7	2.6%	32.4	4.4%
Risk management	8.1	2.0%	7.7	2.0%	16.4	2.1%	16.8	2.3%
Other	28.7	7.3%	28.1	7.3%	55.1	7.2%	52.6	7.2%
Subtotal	$245.2	61.6%	$236.4	61.7%	$473.7	62.1%	$456.3	62.5%
Greentree expenses, net of insurance recoveries	(3.7)	(0.9)%	—	—%	0.1	—%	5.4	0.7%
Landfill remediation expenses	5.4	1.3%	—	—%	5.4	0.7%	—	—%
Total operating expenses, excluding accretion expense	$246.9	62.0%	$236.4	61.7%	$479.2	62.8%	$461.7	63.2%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended June 30, 2018 compared to 2017
Operating expenses increased by $10.5 or 4.4% to $246.9 for the three months ended June 30, 2018 from $236.4 for the three months ended June 30, 2017. The change was due to the following:

•
Labor and related benefits increased by $5.6 or 7.2% to $83.2 which was primarily attributable to a driver shortage, merit increases, acquisition activity and the start of new municipal contracts partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018;

•
Transfer and disposal costs increased by $0.2 or 0.4% to $54.3 as a result of increased third party trucking costs due to labor and fuel cost increases offset by a reduction in recycling rebates primarily due to the impact of adopting the new revenue recognition standard as these rebates are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•	Maintenance and repairs expense increased by $4.0 or 11.5% to $38.7 primarily due to a mechanic shortage, acquisition activity and the start of new municipal contracts;

•	Fuel costs increased $5.1 or 31.7% to $21.2 impacted by an increase in diesel fuel prices;

•
Franchise fees and taxes decreased $7.1 or 39.2% to $11.0 primarily due to the impact of adopting the new revenue recognition standard as a portion of these fees and taxes are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•
Risk management expense increased $0.4 or 5.2% to $8.1 primarily due to higher frequency and severity of automobile and property liability claims in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017;

•	Other operating costs increased $0.6 or 2.1% to $28.7 due to increases in vehicle and equipment operating expenses and leachate treatment and disposal costs;

•
We recorded a benefit in operating expenses of $3.7 during the three months ended June 30, 2018 due to higher insurance recoveries than previously estimated related to the Greentree waste slide as further described in Note 9 to the unaudited consolidated financial statements;

•
We recorded a charge in operating expenses of $5.4 during the three months ended June 30, 2018 at one of our landfills as further described in Note 1 to the unaudited consolidated financial statements.

Six months ended June 30, 2018 compared to 2017
Operating expenses increased by $17.5 or 3.8% to $479.2 for the six months ended June 30, 2018 from $461.7 for the six months ended June 30, 2017. The change was due to the following:

•
Labor and related benefits increased by $12.2 or 8.0% to $165.2 which was primarily attributable to a driver shortage, merit increases, acquisition activity and the start of new municipal contracts partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018 and a decrease in the severity of claims in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017;

•
Transfer and disposal costs increased by $0.5 or 0.5% to $102.2 as a result of increased third party trucking costs due to labor and fuel cost increases offset by a reduction in recycling rebates primarily due to the impact of adopting the new revenue recognition standard as these rebates are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•	Maintenance and repairs expense increased by $7.8 or 11.5% to $75.7 primarily due to a mechanic shortage, acquisition activity and the start of new municipal contracts;

•
Fuel costs increased $7.5 or 23.5% to $39.4 impacted by an increase in diesel fuel prices partially offset by a benefit of $1.8 realized in the six months ended June 30, 2018 from CNG tax credits that were enacted in the first quarter of fiscal 2018 related to fiscal 2017 CNG purchases;

•
Franchise fees and taxes decreased $12.7 or 39.2% to $19.7 primarily due to the impact of adopting the new revenue recognition standard as a portion of these fees and taxes are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•
Risk management expense decreased $0.4 or 2.4% to $16.4 primarily due to lower frequency and severity of automobile and property liability claims in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 partially offset by higher frequency and severity of automobile and property liability claims in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017;

•
Other operating costs increased $2.5 or 4.8% to $55.1 due to increases in vehicle and equipment operating expenses, facility expenses, safety program expenses and leachate treatment and disposal costs;

•
Greentree expenses, net of insurance recoveries, decreased $5.3 or 98.1% to $0.1. The costs recorded in each period relate to our estimate of remaining expenses necessary to remediate the damage caused by the waste slide in the first quarter of fiscal 2017 offset by estimated insurance recoveries related to the matter;

•	We recorded a charge in operating expenses of $5.4 during the six months ended June 30, 2018 at one of our landfills as further described in Note 1 to the unaudited consolidated financial statements.
Accretion of Landfill Retirement Obligations
Accretion expense was $3.8 and $3.8 for the three months ended June 30, 2018 and 2017, respectively. Accretion expense was $7.6 and $7.4 for the six months ended June 30, 2018 and 2017, respectively. The increase of $0.2 was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017. Accretion associated with each of these liabilities was recorded for a full quarter in the first quarter of fiscal 2018 compared to a partial quarter in the first quarter of fiscal 2017.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Salaries	$28.8	7.2%	$25.5	6.7%	$57.4	7.5%	$55.0	7.5%
Legal and professional	3.4	0.9%	2.7	0.7%	7.2	0.9%	5.9	0.8%
Other	12.3	3.1%	12.4	3.2%	25.4	3.4%	24.8	3.4%
Total selling, general and administrative expenses	$44.5	11.2%	$40.6	10.6%	$90.0	11.8%	$85.7	11.7%
Three months ended June 30, 2018 compared to 2017

•	Our salaries expenses increased by $3.3 or 12.9% to $28.8 primarily due to higher bonus accruals and merit increases.

•	Legal and professional fees increased $0.7 or 25.9% to $3.4 due to higher consulting fees of $0.5 primarily associated with information technology projects and higher litigation fees of $0.3.

•
Other selling, general and administrative expenses decreased $0.1 or 0.8% to $12.3 primarily due to lower bad debt expense as a result of our billing and collection center consolidation improving collection activities.

Six months ended June 30, 2018 compared to 2017

•
Our salaries expenses increased by $2.4 or 4.4% to $57.4 primarily due to higher bonus accruals and merit increases partially offset by lower severance expense and lower stock based compensation expense as a result of initial public offering related awards issued in the six months ended June 30, 2017 that did not recur in six months ended June 30, 2018.

•	Legal and professional fees increased $1.3 or 22.0% to $7.2 due to higher consulting fees of $1.1 primarily associated with information technology projects and higher litigation fees of $0.4.

•
Other selling, general and administrative expenses increased $0.6 or 2.4% to $25.4 primarily due to an increase in computer hardware and software maintenance costs partially offset by lower bad debt expense as a result of our billing and collection center consolidation improving collection activities.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Depreciation, amortization and depletion of property and equipment	$58.9	14.8%	$57.1	14.9%	$113.2	14.8%	$108.1	14.8%
Amortization of other intangible assets	10.3	2.6%	10.4	2.7%	20.7	2.8%	20.8	2.8%
Depreciation and amortization	$69.2	17.4%	$67.5	17.6%	$133.9	17.6%	$128.9	17.6%

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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

Depreciation and amortization of property and equipment	$34.5	8.7%	$33.4	8.7%	$68.9	9.0%	$65.9	9.0%
Landfill depletion and amortization	24.4	6.1%	23.7	6.2%	44.3	5.8%	42.2	5.8%
Depreciation, amortization and depletion of property and equipment	$58.9	14.8%	$57.1	14.9%	$113.2	14.8%	$108.1	14.8%
Three months ended June 30, 2018 compared to 2017

•	Depreciation and amortization of property and equipment increased $1.1 or 3.3% to $34.5 due mainly to acquisition activity and equipment purchased related to the start of new municipal contracts.

•	Landfill depletion and amortization increased $0.7 or 3.0% to $24.4 due to acquisition activity and the mix of disposal volumes.

Six months ended June 30, 2018 compared to 2017

•	Depreciation and amortization of property and equipment increased $3.0 or 4.6% to $68.9 due mainly to acquisition activity and equipment purchased related to the start of new municipal contracts.

•	Landfill depletion and amortization increased $2.1 or 5.0% to $44.3 due to acquisition activity and the mix of disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $10.3 and $10.4, or as a percentage of revenue, 2.6% and 2.7%, for the three months ended June 30, 2018 and 2017, respectively. Amortization of other intangible assets was $20.7 and $20.8 or as a percentage of revenue, 2.7% and 2.8%, for the six months ended June 30, 2018 and 2017, respectively. The decreases for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to certain intangible assets becoming fully amortized partially offset by the impact of acquisition activity.
Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

We completed six acquisitions during the six months ended June 30, 2018 for a cash purchase price of $5.9 and notes payable of $0.7, subject to net working capital adjustments, which we expect to be completed within approximately one year. Eight acquisitions were completed during the six months ended June 30, 2017 for a cash purchase price, net of cash acquired, of $84.3 and notes payable of $1.6. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.

Gain/Loss on Disposal of Assets and Asset Impairments
We had a gain on disposal of assets of $1.4 and a loss on disposal of assets and asset impairments of $10.3 during the three months ended June 30, 2018 and 2017, respectively. We had a gain on disposal of assets of $3.3 and a loss on disposal of assets and asset impairments of $10.6 during the six months ended June 30, 2018 and 2017, respectively. The gains for the three and six months ended June 30, 2018 were primarily related to the sale of a property in Clay County, Florida and the losses during the three and six months ended June 30, 2017 were primarily related to the South Carolina intangible asset impairment.
Other, Net
Changes in the fair value and settlements of derivative instruments are recorded in other income (expense), net in the condensed consolidated statements of operations and amounted to income of $1.4 and losses of $2.0 for the three months ended June 30, 2018 and 2017, respectively. Changes in the fair value and settlements of derivative instruments amounted to income of $6.6 and losses of $3.3 for the six months ended June 30, 2018 and 2017, respectively. Income from equity investee for the three months ended June 30, 2018 and 2017, respectively, was $0.4 and $0.2. Income from equity investee for the six months ended June 30, 2018 and 2017, respectively, was $0.9 and $0.6.

Interest Expense
Interest expense increased by $0.5 or 2.2% to $23.6 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Interest expense increased by $1.0 or 2.2% to $46.6 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases were primarily due to the impact of increasing interest rates on our variable rate debt partially offset by the impact of our Term Loan B repricing in the fourth quarter of fiscal 2017 and lower debt levels during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.
Cash paid for interest was $28.0 and $27.6 for the three months ended June 30, 2018 and 2017, respectively. Cash paid for interest was $43.2 and $42.4 for the six months ended June 30, 2018 and 2017, respectively.
Income Taxes
Our effective income tax rate for the three months ended June 30, 2018 and 2017 was 27.6% and 33.3%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended June 30, 2018 was primarily due to the unfavorable impact of state and local taxes and the unfavorable change in recorded valuation allowance. The effective tax rate for the three months ended June 30, 2017 is materially consistent with the federal statutory rate of 35%.
Our effective income tax rate for the six months ended June 30, 2018 and 2017 was 27.6% and 40.0%, respectively. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the six months ended June 30, 2018 was primarily due to the unfavorable impact of state and local taxes and the unfavorable change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 35% and reported income taxes for the six months ended June 30, 2017 was primarily due to the favorable impact of recorded valuation allowance and the favorable impact of state and local taxes.
Cash paid for income taxes (net of refunds) was $0.9 and $0.3 for the three months ended June 30, 2018 and 2017, respectively. Cash paid for income taxes (net of refunds) was $1.0 and $0.6 for the six months ended June 30, 2018 and 2017, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2018
South	$152.7	$21.3	$21.5
East	104.3	12.7	20.5
Midwest	141.1	18.6	26.1
Corporate	—	(17.6)	1.1
	$398.1	$35.0	$69.2

Three Months Ended June 30, 2017
South	$139.6	$24.0	$19.7
East	100.2	(5.3)	20.1
Midwest	143.3	20.6	25.2
Corporate	—	(15.2)	2.5
	$383.1	$24.1	$67.5
Six Months Ended June 30, 2018
South	301.6	47.3	43.2
East	193.6	10.9	38.4
Midwest	267.6	32.5	50.0
Corporate	—	(35.7)	2.3
	$762.8	$55.0	$133.9

Six Months Ended June 30, 2017
South	$275.1	$46.2	$38.8
East	186.2	(7.9)	37.7
Midwest	269.2	31.9	47.8
Corporate	—	(34.8)	4.6
	$730.5	$35.4	$128.9
Comparison of Reportable Segments—Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
South Segment
Revenue increased $13.1 or 9.4% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in revenue was due to the following: an increase in acquisition related revenue of $5.3; an increase in residential collection volume of $2.9 primarily due to the start of a new municipal contract in the fourth quarter of fiscal 2017; an increase in pricing in our residential, commercial and rolloff collection operations of $2.3; an increase in MSW, C&D and special waste landfill disposal pricing of $2.2; an increase in environmental and other charges of $1.8 due to recent rate increases that went into effect; an increase in rolloff collection volume of $0.9; and an increase in fuel surcharge revenue of $0.9 due to an increase in diesel fuel prices. The increases were partially offset by a decrease in MSW and special waste disposal volumes of $4.3 primarily due to waste re-direction activities at one of our landfills as further described in Note 1 to the unaudited consolidated financial statements.

Operating income from our South Segment decreased by $2.7 or 11.3% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily due to the following: an increase of $5.4 in remediation costs at one of our landfills as further described in Note 1 to the unaudited consolidated financial statements; an increase in salaries and wages of $3.7 primarily attributable to a driver shortage, merit increases, acquisition activity and the start of a new municipal contract; an increase in fuel costs of $2.3 due to an increase in diesel fuel prices; an increase in depreciation and amortization of $1.7 due mainly to acquisition activity and equipment purchased related to the start of a new municipal contract; an increase in maintenance and repairs expense of $1.5 primarily due to a mechanic shortage, acquisition activity and the start of a new municipal contract; and an increase in disposal costs of $0.8 due to the start of a new municipal contract in a market where we do not own a disposal facility. The decrease to operating income was partially offset by the revenue increase of $13.1 as described above.
East Segment
Revenue increased by $4.1, or 4.1% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily due to the following: an increase in acquisition related revenue of $2.3; an increase in fuel surcharge revenue of $1.7 due to an increase in diesel fuel prices; an increase in environmental and other charges of $1.6 due to recent rate increases that went into effect; an increase in commercial and rolloff collection pricing of $1.4; an increase in special waste disposal volume of $1.4; and an increase in MSW and C&D disposal pricing of $1.2. The increases were partially offset by the following: a decrease in revenue of $1.9 due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017; a decrease in revenue of $1.7 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes; and a reduction in pass through revenue related to special waste trucking volumes of $1.3.
Operating income from our East Segment increased $18.0 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in operating income was primarily due to the following: the South Carolina intangible asset impairment of $13.0 during the second quarter of fiscal 2017 that did not recur in the second quarter of fiscal 2018; a benefit of $3.7 recorded during the three months ended June 30, 2018 due to higher insurance recoveries than previously estimated related to the Greentree waste slide; and an increase in revenue of $5.8 after adjusting for the impact of adopting the new revenue recognition standard. These favorable variances were partially offset by the following: an increase in maintenance and repairs expense of $1.4 primarily due to a mechanic shortage and acquisition activity; an increase in fuel costs of $1.3 due to an increase in diesel fuel prices; and an increase in salaries and wages of $0.6 primarily attributable to a driver shortage, merit increases and acquisition activity partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018.
Midwest Segment
Revenue decreased $2.2 or 1.5% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily due to a decrease in revenue of $6.2 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes and a decrease in revenue of $3.5 due to a decrease in recycled commodity prices. The decreases were partially offset by the following: an increase in environmental and other charges of $3.1 due to recent rate increases that went into effect; an increase in acquisition related revenue of $2.4; and an increase in fuel surcharge revenue of $1.0 due to an increase in diesel fuel prices.
Operating income from our Midwest Segment decreased by $2.0, or 9.7% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease in operating income is primarily due to the following: an increase in fuel costs of $1.6 due to an increase in diesel fuel prices; an increase in salaries and wages of $1.4 primarily attributable to a driver shortage, merit increases and acquisition activity; an increase in maintenance and repairs expense of $1.4 primarily due to a mechanic shortage and acquisition activity; and an increase in depreciation and amortization of $1.0 due mainly to acquisition activity. The decrease in operating income was partially offset by an increase in revenue of $3.9 after adjusting for the impact of adopting the new revenue recognition standard.
Corporate
Operating loss increased $2.4 or 15.8% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to higher bonus accruals of $1.5 and higher professional fees of $1.2 associated with information technology projects and litigation.

Comparison of Reportable Segments—Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
South Segment
Revenue increased $26.5 or 9.6% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in revenue was due to the following: an increase in acquisition related revenue of $12.1; an increase in residential collection volume of $5.8 primarily due to the start of a new municipal contract in the fourth quarter of fiscal 2017; an increase in pricing in our residential, commercial and rolloff collection operations of $4.1; an increase in MSW, C&D and special waste landfill disposal pricing of $3.4; an increase in environmental and other charges of $2.6 due to recent rate increases that went into effect; an increase in brokerage revenue of $1.9; and an increase in fuel surcharge revenue of $1.5 due to an increase in diesel fuel prices. The increases were partially offset by a decrease in MSW and special waste disposal volumes of $5.1 primarily due to waste re-direction activities at one of our landfills as further described in Note 1 to the unaudited consolidated financial statements.
Operating income from our South Segment increased by $1.1 or 2.4% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to the revenue increase of $26.5 as described above. The increase was largely offset by the following; an increase in salaries and wages of $7.2 primarily attributable to a driver shortage, merit increases, acquisition activity and the start of a new municipal contract; an increase of $5.4 in remediation costs at one of our landfills as further described in Note 1 to the unaudited consolidated financial statements; an increase in depreciation and amortization of $4.3 due mainly to acquisition activity and equipment purchased related to the start of a new municipal contract; an increase in maintenance and repairs expense of $3.5 primarily due to a mechanic shortage, acquisition activity and the start of a new municipal contract; an increase in fuel costs of $3.2 due to an increase in diesel fuel prices; and an increase in disposal costs of $2.1 due to the start of a new municipal contract in a market where we do not own a disposal facility.
East Segment
Revenue increased by $7.4, or 4.0% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to the following: an increase in acquisition related revenue of $6.2; an increase in residential, commercial and rolloff collection volume of $3.2; an increase in fuel surcharge revenue of $2.3 due to an increase in diesel fuel prices; an increase in environmental and other charges of $2.1 due to recent rate increases that went into effect; an increase in commercial and rolloff collection pricing of $2.0; an increase in special waste disposal volume of $1.6; and an increase in MSW and C&D disposal pricing of $1.9. The increases were partially offset by the following: a decrease in revenue of $4.1 due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017; a decrease in revenue of $3.2 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes; a reduction in pass through revenue related to special waste trucking volumes of $2.0; and a decrease in C&D disposal volume of $1.5.
Operating income from our East Segment increased $18.8 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in operating income was primarily due to the following: the South Carolina intangible asset impairment of $13.0 during the second quarter of fiscal 2017 that did not recur in the second quarter of fiscal 2018; an increase in revenue of $10.5 after adjusting for the impact of adopting the new revenue recognition standard; a benefit of $3.7 recorded during the six months ended June 30, 2018 due to higher insurance recoveries than previously estimated related to the Greentree waste slide; and a decrease in expenses of $1.6 related to the Greentree landfill waste slide. These favorable variances were partially offset by the following: an increase in maintenance and repairs expense of $2.6 primarily due to a mechanic shortage and acquisition activity; an increase in salaries and wages of $2.1 primarily attributable to a driver shortage, merit increases and acquisition activity partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018 and a decrease in the severity of claims in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017; an increase in fuel costs of $1.9 due to an increase in diesel fuel prices; a gain of $1.4 on the sale of Charlotte, North Carolina collection operations during the six months ended June 30, 2017 that did not recur in the six months ended June 30, 2018; an increase in third party trucking costs of $0.9 due to labor and fuel cost increases; and an increase in depreciation and amortization of $0.9 due mainly to acquisition activity.
Midwest Segment
Revenue decreased $1.6 or 0.6% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to a decrease in revenue of $11.9 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes and a decrease in revenue of $5.4 due to a decrease in recycled commodity prices. The decreases were partially offset by the following: an increase in environmental and other charges of $4.4 due to recent rate increases that went into effect; an increase in acquisition related revenue of $4.4; an increase in residential, commercial and rolloff collection volume of $2.7; an increase in MSW, C&D and special waste disposal volume of $2.4; and an increase in fuel surcharge revenue of $2.4 due to an increase in diesel fuel prices.
Operating income from our Midwest Segment increased by $0.6, or 1.9% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to an increase in revenue of $10.3 after adjusting for the impact of adopting the new revenue recognition standard. The increase was largely offset by the following: an increase in salaries and wages of $2.9 primarily attributable to a driver shortage, merit increases and acquisition activity; an increase in depreciation and amortization of $2.4 due mainly to acquisition activity; an increase in fuel costs of $2.3 due to an increase in diesel fuel prices; and an increase in maintenance and repairs expense of $1.8 primarily due to a mechanic shortage and acquisition activity.
Corporate
Operating loss increased $0.9 or 2.6% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to higher bonus accruals of $2.5 and higher professional fees of $1.6 associated with information technology projects and litigation. These increases to operating loss were partially offset by lower stock based compensation expense of $1.4 as a result of initial public offering related awards issued in the six months ended June 30, 2017 that did not recur in the six months ended June 30, 2018 and lower severance expense of $1.2 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. For this reason and since we efficiently manage our working capital requirements, it is common for us to have negative working capital. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At June 30, 2018, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development during the six months ended June 30, 2018 as well as the use of our cash to fund debt repayments and acquisitions. At December 31, 2017, we had negative working capital which was driven by cash used for acquisitions during fiscal 2017. We have more than adequate availability on our Revolving Credit Facility to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	June 30, 2018	December 31, 2017

Cash and cash equivalents	$6.9	$6.8

Debt:
Current portion	49.2	74.1
Long-term portion	1,855.6	1,884.2
Total debt	$1,904.8	$1,958.3
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$163.2	$170.8
Net cash used in investing activities	$(88.2)	$(152.5)
Net cash used in financing activities	$(74.9)	$(16.6)
Cash Flows Provided by Operating Activities
We generated $163.2 of cash flows from operating activities during the six months ended June 30, 2018, compared with $170.8 during the six months ended June 30, 2017. The decrease was primarily due to the following:

•
During the six months ended June 30, 2017, we entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. We received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, we assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The present value of the assumed post-closure liabilities and expenditures related to the gas infrastructure system over the life of the landfill approximate the amount of the cash payment. This payment did not recur in the six months ended June 30, 2018;

•
A decrease in other long term liabilities of $5.8 during the six months ended June 30, 2018 compared to an increase of $0.2 during the six months ended June 30, 2017. The variance is the result of us settling several large legacy automobile claims during the six months ended June 30, 2018;

•	An increase in capping, closure and post closure expenditures of $4.2 due to the timing of landfill closure cash expenditures;

The decrease in cash flows provided by operating activities for the six months ended June 30, 2018 was partially offset by the following:

•	An increase in net income of $12.9, after adjusting for non cash items, due to improved operating results;

•
An increase of $26.9 in accounts payable during the six months ended June 30, 2018 compared to a increase of $18.3 during the six months ended June 30, 2017, resulting in a positive variance of $8.6. Days Payable Outstanding was 40.1 during the three months ended June 30, 2018 compared to 35.5 during the three months ended June 30, 2017;

•
A larger decrease in prepaid expenses and other current assets of $4.0 primarily due to a payment received during the six months ended June 30, 2018 associated with an insurance receivable related to the Greentree waste slide. Additionally, we had a higher prepaid insurance balance at December 31, 2017 compared to December 31, 2016 due to timing of payments and increased premiums.

Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt.
Cash Flows Used in Investing Activities
We used $88.2 of cash in investing activities during the six months ended June 30, 2018 compared with $152.5 during the six months ended June 30, 2017, a decrease of $64.3. The variance was due to the following:

•	A decrease of $78.4 in cash expenditures used to fund acquisitions;

•	Higher cash expenditures of $6.6 used to fund the purchase of property and equipment and landfill construction and development;

•
Lower proceeds of $7.5 from the sale of property and equipment and businesses due to the sale of our Charlotte, North Carolina operations during the six months ended June 30, 2017 partially offset by proceeds associated with our sale of land in Clay County, Florida during the six months ended June 30, 2018.

Cash Flows Used In Financing Activities
During the six months ended June 30, 2018, net cash used in financing activities was $74.9 compared to net cash used in financing activities of $16.6 during the six months ended June 30, 2017, a decrease of $58.3. The variance was primarily due to the following:

•
An increase in net payments on debt instruments of $54.6 as we used excess cash to make debt repayments in the six months ended June 30, 2018 compared to using excess cash to fund acquisitions in the six months ended June 30, 2017;

•	A decrease in proceeds from stock option exercises of $3.7.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2018 and December 31, 2017, we had $3.0 and $29.0 in borrowings outstanding under our Revolving Credit Facility. As of June 30, 2018 and December 31, 2017, we had an aggregate of approximately $32.3 and $39.3 of letters of credit outstanding under our Senior Secured Credit Facilities. As of June 30, 2018 and December 31, 2017, we had remaining capacity under our Revolving Credit Facility of $264.7 and $231.7, respectively. As of June 30, 2018, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for the three and six months ended June 30, 2018 and 2017 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at June 30, 2018 and December 31, 2017 was 4.5:1.0 and 4.7:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of June 30, 2018, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
As of June 30, 2018, we have $31.0 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information about market risks as of June 30, 2018, does not differ materially from that included in our 2017 Annual Report on Form 10-K.

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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

August 7, 2018	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer