Form 10-K
period 2018-12-31
Advanced Disposal Services, Inc.
filed 2019-02-26
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2018 was approximately $1,754.9 million. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 8, 2019 was 88,692,348 shares.

Documents Incorporated by Reference:

Document Proxy Statement for the 2019 Annual Shareholders Meeting	Incorporated as to Part III

Advanced Disposal Services, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

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

ITEM 1. BUSINESS
(All dollar amounts are presented in millions, unless otherwise noted)

Advanced Disposal Services, Inc. (hereafter referred to as "Advanced Disposal" or the "Company") is a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States as well as in the Commonwealth of the Bahamas, serving approximately 2.8 million residential customers and over 200,000 commercial and industrial ("C&I") customers through our extensive network of 94 collection operations, 73 transfer stations, 22 owned or operated recycling facilities and 41 owned or operated active landfills. Our headquarters are located in Ponte Vedra, Florida.
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
Sustainability and Corporate Responsibility
Philosophy
We believe that a key to the continued success of our Company is that all of our personnel conduct themselves with honesty and integrity in their dealings with our customers, vendors, investors and one another. We have a strong set of core values which are outlined in our Code of Business Conduct and our management team leads the organization by example on a daily basis. At Advanced Disposal, we believe in supporting a clean, safe and healthy environment. We are also working diligently to improve our relationship with society through community engagement and employee growth opportunities. Sustainability contributes to a cleaner environment, while also providing opportunities to increase customer retention, to grow our business and to motivate our employees.
We have focused our sustainability efforts on the following key areas:

•	Safety. We are committed to creating a safe environment for our employees, our customers and the communities we serve.

•	Operations. We are working to minimize the environmental impact of our operations from our fleet and landfills.

•	People. We employ and develop talented professionals who are committed to our environment, our customers and our company.

•	Communities. We are devoted to being a good partner in our communities through customer and community engagement and charitable giving.

•	Recycling. We recognize the positive impact recycling has on our environment and the benefit from increasing the amount of material that successfully makes it through the recycling process.
Each of these areas has a significant effect on the environment and our communities and helps to form the foundation for our business operations. We continuously evaluate our strengths and weaknesses related to these areas and enhance management processes where necessary to improve as an organization. We also recognize that as we excel in these key areas, our financial performance is positively impacted.
Safety
We are dedicated to the safety of our employees, customers and the communities we serve. We prioritize safety above all else as indicated in our company slogan “Service First, Safety Always” and we recognize and reward employees for outstanding safety records. A total of 60% of our routed residential fleet uses automated side load trucks, which significantly reduces employee injuries. We also use drive camera technology in our trucks and train our drivers using the Smith Systems model which focuses on reducing collisions, preventing injuries and saving lives.

Operations
We are focused on operating our business as efficient as possible while minimizing our impact on the environment. We operate a fleet of 475 compressed natural gas ("CNG") vehicles, or 19% of our routed collection fleet, which significantly reduces carbon emissions compared to diesel-fueled collection trucks. We plan to continue to transition a portion of our collection fleet from diesel fuel to CNG in locations where it is cost beneficial. We have 17 active landfill gas operations at solid waste landfills where landfill gas is captured and utilized for its renewable energy value rather than flared. These landfill gas operations produce enough gas to power the equivalent of 119,000 homes annually.
People
We strive to make Advanced Disposal a great place to work for our approximately 6,000 full-time employees by providing compensation and benefits and creating learning experiences that attract, develop, motivate and retain the best workforce. We are actively and intentionally creating an environment in which all individuals are welcomed and we have developed strategies to continue creating a more diverse workforce and inclusive work environment. Women represent approximately 17% of our workforce.
Communities
We believe in strong families and investing in the communities in which we live and work is important to us. Our contributions include providing financial support where it is most impactful, volunteering our time where it is needed and providing donations of products and services in an effort to sustain our environment and make it better for future generations. We also strive to keep our communities clean by collecting and disposing of waste in a manner that limits the impact on our environment.
Recycling
We recognize the positive impact recycling has on our environment and we collected 648,300 tons of recycled materials in fiscal 2018 that would have otherwise been disposed of in a different manner. We have a network of 22 recycling facilities that we manage or operate. We are dedicated to educating our customers and the community on the proper way to recycle with a goal of increasing the amount of material that successfully makes it through the recycling process.
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

The services we provide include non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers, as described below. The following table shows revenues contributed by these services for each of the three years presented (in millions and as a percentage of our revenue):

	Year ended December 31,
	2018		2017		2016
Collection	$1,035.8	66.5%	$1,017.4	67.5%	$977.4	69.6%
Disposal	558.8	35.9%	542.5	36.0%	517.9	36.9%
Sale of recyclables	18.1	1.2%	33.2	2.2%	22.6	1.6%
Fuel and environmental charges	120.7	7.7%	103.9	6.9%	88.5	6.3%
Other	132.5	8.5%	104.4	6.9%	74.7	5.3%
Intercompany eliminations	(307.7)	(19.8)%	(293.8)	(19.5)%	(276.5)	(19.7)%
Total	$1,558.2	100.0%	$1,507.6	100.0%	$1,404.6	100.0%
Collection Services
We serve approximately 2.8 million residential customers, over 200,000 C&I customers and over 800 municipalities through our 94 collection operations. We internalized 63% of the waste collected into our own landfills for the year ended December 31, 2018. Collection revenue represents approximately 67% of our overall revenue.

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

For C&I operations, we supply our customers with waste containers suitable for their needs and rent or sell compactors to large waste generators. Standard service agreements with C&I customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. We generally bill commercial customers monthly in advance. Industrial customers are generally billed in arrears for our services. The customer generally may not cancel C&I standard service agreements for a period of five years from the start of service without incurring a cancellation penalty. In addition, contracts typically are renewed automatically unless the customer specifically requests cancellation. Our standard C&I service contracts generally allow for rate increases and represent approximately 36% of our overall collection revenue.
Our construction and demolition ("C&D") waste services provide C&D sites with rolloff containers and waste collection, transportation and disposal services. C&D services are typically provided pursuant to arrangements in which the customer provides 24-hour advance notice of its disposal needs and is billed on a "per pull" plus disposal basis. While the majority of our rolloff services are provided to customers under long-term contracts, we generally do not enter into contracts with our C&D customers that utilize temporary rolloff containers due to the relatively short-term nature of most C&D projects. Our temporary rolloff customers pay us in arrears for our services. Our C&D waste services represent approximately 25% of our overall collection revenue.

Disposal Services
Landfill disposal services represent the final stage in our vertically integrated waste collection and disposal services solution. We own or operate 34 active municipal solid waste ("MSW") landfills and 7 active C&D landfills as of December 31, 2018, enabling us to offer comprehensive service to our customers. For the year ended December 31, 2018, our landfills accepted 16.3 million tons of waste. We charge tipping or disposal fees to third parties. Third party disposal revenue represents approximately 17% of our overall revenue.
As of December 31, 2018, our landfills had approximately 356.2 million cubic yards of utilized airspace and total permitted and deemed permitted airspace of approximately 1,021.4 million cubic yards. Our active landfills that are currently accepting waste have an average of 36.8 years of aggregate remaining permitted and deemed permitted life. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
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
We also have responsibility for 4 MSW and 2 C&D closed landfills, for which we have associated closure and post-closure obligations. The post-closure period generally runs for 30 years after final site closure for landfills.
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
Other Services
Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at MSW landfills, management of third-party owned landfills, customer service charges relating to overdue payments, customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices, compliance fees and broker revenue.

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

The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large MSW landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards (“NSPS”) and emission guidelines (“EG”) controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for MSW landfills subject to the NSPS. These regulations impose limits on air emissions from large MSW landfills, subject most of our large MSW landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA issued a new NSPS rule in fiscal 2016. In May 2017, EPA issued a 90-day administrative stay of these new NSPS rules, but after environmental groups challenged the stay in the D.C. Court of Appeals, the EPA decided not to further extend the stay. The new NSPS rule applies to landfills constructed or modified after July 17, 2014, and imposes requirements on independent operators of landfill gas and renewable natural gas facilities. We assessed the capital and operating cost impact to our operations of the new NSPS rule. The regulatory changes did not have a material adverse impact on our business as a whole.
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
In June 2014, however, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources, concluding that the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is required to obtain a PSD or Title V permit, although the court also concluded that the EPA can continue to require that PSD permits, which are otherwise required based on emissions of conventional pollutants, contain limitations on GHG emissions based on Best Available Control Technology. In November 2014, the EPA issued a policy memorandum advising that it intends to propose exempting biogenic carbon dioxide emissions from waste-derived feedstocks (MSW and landfill gas) from PSD and Title V air permitting. The EPA based this proposal on the rationale that those emissions are likely to have minimal or no net atmospheric contributions, or even reduce such impacts, when compared to an alternate method of disposal. In August 2017, the EPA’s Science Advisory Board announced in the Federal Register a public meeting to discuss a draft report on the November 2014 policy memorandum. As a result of this U.S. Supreme Court ruling and EPA policy action, the anticipated impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and results of operations is not expected to have a material impact on our operations or results.
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
There is a great deal of uncertainty, however, regarding the fate of the Clean Power Plan and, more broadly, the future of the regulation of GHG emissions from electric generating units. On February 10, 2016, the Supreme Court granted a petition to stay the plan pending the resolution of challenges being heard in the D.C. Circuit Court of Appeals. On March 28, 2017, President Trump signed an executive order that called for the review of the plan. In October 2017, the EPA took the first administrative steps to repeal the plan, and, in December 2017, the EPA announced it would also replace the plan. On August 21, 2018, the EPA proposed the Affordable Clean Energy ("ACE") rule, which would replace the Clean Power Plan with the ACE rule and establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. It is anticipated that the EPA’s efforts to repeal and replace the Clean Power Plan with the ACE rule will be challenged by various states and environmental groups. At this time, it is unclear to us whether the ACE rule will be implemented or what the provisions of the ACE rule might require.
Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule promulgated in October 2015, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large MSW landfills and landfill gas to energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. As of December 31, 2018, we have 17 active landfill gas operations at solid waste landfills where landfill gas is captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. The adoption of climate change legislation or regulations restricting emissions of GHGs could increase our costs to operate.
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
In April 2015, the EPA issued a final rule regulating the disposal and beneficial use of coal and combustion residuals (“CCR”) as a solid waste (as opposed to a hazardous waste) under the RCRA. Then, in July 2016, the EPA issued a related direct final rule on CCR. In March 2018, the EPA Administrator signed the first of two rules that proposes to amend the April 2015 final rule. The proposal addresses provisions of the final rule that were remanded back to the Agency on June 14, 2016 by the U.S. Court of Appeals for the D.C. Circuit and provides states with approved CCR permit programs (or EPA where it is the permitting authority) under the WIIN Act the ability to set certain alternative performance standards. The regulations encourage beneficial use of CCR in encapsulated uses (e.g. used in cement or wallboard), and use according to established industry standards (e.g. application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted MSW landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at MSW landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and we believe the new standards will provide a potential growth opportunity for us. States may impose standards more stringent than the federal program, and we will be monitoring state implementation to determine impact.
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
Employees
As of December 31, 2018, we had approximately 6,074 employees, approximately 14% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes we have good relations with our employees.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA” or the “Act”) was signed into law making significant changes to the Internal Revenue Code. These changes include, but are not limited to, reducing the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, allowing an immediate expensing of certain tangible assets placed in service before 2023, limiting the deduction for net interest expense, limiting the use of newly-generated net operating losses to offset 80% of future taxable income, repealing the corporate alternative minimum tax, providing for the refund of Alternative Minimum Tax Credits, and making substantial changes to the U.S. taxation of foreign operations. The limitations on deductions for net interest expense and net operating loss utilization have had no impact on the Company to date but could cause us to have higher taxable income in subsequent years.
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
We also compete with counties, municipalities and solid waste districts that maintain, or could in the future choose to maintain, their own waste collection and disposal operations, including through the implementation of flow control ordinances or similar legislation. These operators may have financial advantages over us because of their access to user fees and similar charges, tax revenues, tax-exempt financing or government subsidies.
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
We provide service to a number of governmental entities and municipalities, some of which have suffered significant financial difficulties due to reduced tax revenue and/or high cost structures. Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates. Many non-governmental customers have also suffered serious financial difficulties, including bankruptcy in some cases. Purchasers of our recyclable commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

Our financial and operating performance may be affected by the inability in some instances to renew or expand existing landfill permits or acquire new landfills. Further, the cost of operation and/or future construction of our existing landfills may become economically unfeasible, causing us to abandon or cease operations.
We currently own or operate 41 active landfills. Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease or renew landfill permits, expand existing landfills and develop new landfill sites. It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations. Operating permits for landfills in states where we operate generally must be renewed periodically (typically, every five to ten years). These operating permits often must be renewed several times during the permitted life of a landfill pursuant to a process that is often time-consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law or the imposition of burdensome terms and conditions that may adversely affect our results of operations. We may not be able to obtain new landfill sites in order to expand into new, non-exclusive markets or expand existing landfill sites in order to support acquisitions and internal growth in our existing markets because increased volumes would further shorten the lives of these landfills. Furthermore, we may incur expenses and record balance sheet accruals in connection with remediation plans for problems at our existing landfills. It is also possible that the operation or expansion of existing landfills may become economically infeasible based on management's assessment of permitting issues, acceptable waste streams, available volumes and operating costs, in which case, we may abandon expansion plans or abandon or cease operations entirely at a particular landfill. Any such decision could result in impairment charges as well as ongoing costs for closure and site remediation. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Landfill Accounting—Amortization of Landfill Assets.’’
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
Each business that we acquire or have acquired may have liabilities or risks that we fail, or are unable, to discover, or that become more adverse to our business than we anticipated at the time of acquisition.
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
Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters. This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the United States and reduced drilling activity during harsh weather conditions. Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of waste.
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
We currently operate CNG trucks which comprise a portion of our fleet. We plan to continue to transition an additional portion of our collection fleet from diesel fuel to CNG. However, CNG is not yet broadly available in North America; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. Until the public and third parties in North America broadly adopt CNG, which may not be on the timetable we anticipate, it will remain necessary for us to invest capital in CNG fueling infrastructure in order to power our CNG fleet. Concerns have been raised about the potential for emissions from fueling infrastructure that serve natural gas-fueled vehicles. New regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs.
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
We participate in a number of "multiemployer" pension plans administered by employer and employee trustees. We make periodic contributions to these plans pursuant to our various contractual obligations to do so. In the event that we withdraw from participation in or otherwise cease our contributions to one of these plans, then applicable law regarding withdrawal liability could require us to make additional contributions to such plan if it is underfunded, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability that would be paid to any multiemployer plan would depend on the extent of the plan's funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate may from time to time have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.
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
In accordance with Generally Accepted Accounting Principles ("GAAP"), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, software development costs and other projects. Additionally, we record long term tangible and intangible assets in relation to businesses we acquire. Events that could, in some circumstances, lead to an impairment of these assets include, but are not limited to, shutting down a facility or operation, abandoning a development project, the denial of an expansion permit or the loss of a municipal contract through the competitive bidding process, early termination or government action. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.
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
In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics. In January 2018, the Chinese government implemented new regulations effectively eliminating the ability of the United States to export recyclables to China. These new regulations have resulted in reduced demand for recyclable materials in the global market effectively having an adverse impact on recyclable prices.
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
Our landfill operations emit methane, which is identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change, though the Trump administration has pulled back from these initiatives on a federal level. In 2010, the EPA published a PSD and Title V GHG Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule set new thresholds for GHG emissions that define when the Clean Air Act of 1970, as amended (the “Clean Air Act”), permits are required. The U.S. Supreme Court, however, in June 2014, issued a decision limiting the applicability and scope of EPA permitting requirements for GHGs from stationary sources. On August 3, 2015, the EPA finalized the Clean Power Plan rule, which regulates C02 emissions from existing power plants, and the Carbon Pollution Standards for new, modified, and reconstructed power plants. The implementation of the Clean Power Plan, however, has been stayed by the U.S. Supreme Court, and the EPA has proposed repealing and replacing the plan. On August 21, 2018, the EPA proposed the ACE rule, which would replace the Clean Power Plan and establish emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. On July 15, 2016, the EPA published updates to its 1996 Emission Guidelines for existing MSW landfills that further reduce methane emissions. In a simultaneous rulemaking, the EPA published updated requirements for reducing methane emissions from new and modified landfills. In 2017, under the Trump Administration, the EPA announced a 90-day administrative stay delaying the implementation of the methane rules. In January 2018, the EPA decided not to extend the stay, but it is also not currently imposing any compliance deadlines.

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
Counties and municipalities in which we own and operate landfills may be required to formulate and implement comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs. Some state and local governments prohibit the disposal of certain types of wastes, such as yard waste, at landfills. Such actions have reduced, and may in the future further reduce, the volume of waste going to landfills in certain areas, which may affect our ability to operate our landfills at full capacity and could adversely affect our operating results.
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
As of December 31, 2018, we had approximately $1,928.2 of indebtedness outstanding and made cash interest payments of $89.2 for fiscal 2018. We may incur additional debt in the future. This amount of our indebtedness could:

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
Further, our outstanding indebtedness is subject to financial and other covenants, which may be affected by changes in economic or business conditions or other events that are beyond our control. If we fail to comply with the covenants under any of our indebtedness, we may be in default under the documents governing such indebtedness, which may entitle the lenders thereunder to accelerate the debt obligations. A default under any of our indebtedness could result in cross-defaults under our other indebtedness. In order to avoid defaulting on our indebtedness, we may be required to take actions such as reducing or delaying capital expenditures, reducing or eliminating dividends (if we pay any dividends in the future) or stock repurchases, selling assets, restructuring or refinancing all or part of our existing debt or seeking additional equity capital, any of which may not be available on terms that are favorable to us, if at all.
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
We may enter into interest rate caps to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the strike price in the derivative contracts. We will be exposed to credit-related losses, which could impact our results of operations in the event of fluctuations in the fair value of the interest rate caps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate caps. See Note 8, Derivative Instruments and Hedging Activities, to our audited consolidated financial statements included elsewhere in this Form 10-K.
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

These provisions provide for, among other things:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located at 90 Fort Wade Rd, Ponte Vedra, Florida 32081, where we currently lease office space expiring through 2020. We also maintain regional administrative offices in North Carolina, Georgia and Illinois.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2018, we owned or operated 94 collection operations, 73 transfer stations, 41 active solid waste landfills and 22 recycling facilities in 16 states and the Bahamas. In aggregate, our active solid waste landfills total approximately 20,600 acres, including approximately 12,100 permitted and expansion acres. “Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions section included herein. We also own or have responsibilities for seven closed landfills. We believe that our property and equipment is adequate for our current needs.
ITEM 3. LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Note 20, Commitments and Contingencies, of our consolidated financial statements included in Item 8 of this report and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ADSW.” The number of holders of record of our common stock on February 8, 2019 was 8. The number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of our common stock is held in "street name" by banks and brokers.

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

	10/6/2016	12/31/2016	12/31/2017	12/31/2018
Advanced Disposal Services, Inc.	$100.00	$111.10	$119.70	119.70
S&P 500 Index	$100.00	$103.61	$123.73	116.02
Dow Jones Waste & Disposal Services Index	$100.00	$111.76	$128.34	126.08
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

(In millions of dollars, except per share data)	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data:
Service revenues	$1,558.2	$1,507.6	$1,404.6	$1,396.4	$1,403.0
Costs and expenses:
Operating (a)	1,006.1	962.1	865.5	866.6	896.1
Selling, general and administrative	181.5	169.5	157.0	152.6	154.9
Depreciation and amortization	270.5	269.8	246.9	259.1	271.4
Acquisition and development costs	0.8	1.3	0.7	1.4	0.1
(Gain) loss on disposal of assets and asset impairments (b)	(2.5)	11.4	1.8	21.6	6.5
Restructuring	0.1	3.4	0.8	—	4.6
	1,456.5	1,417.5	1,272.7	1,301.3	1,333.6
Operating income	101.7	90.1	131.9	95.1	69.4
Interest expense	(95.9)	(93.0)	(130.2)	(138.0)	(141.5)
Loss on debt extinguishments and modifications	(0.9)	(3.7)	(64.7)	—	—
Other income (expense), net (c)	9.1	3.7	6.9	(10.1)	(25.9)
Income (loss) before income taxes	14.0	(2.9)	(56.1)	(53.0)	(98.0)
Expense (benefit) from income taxes (d)	4.6	(41.2)	(25.7)	(19.4)	(80.6)
Net income (loss) from continuing operations	9.4	38.3	(30.4)	(33.6)	(17.4)
Income from discontinued operations, net of tax	—	—	—	—	0.3
Net income (loss) from continuing operations	$9.4	$38.3	$(30.4)	$(33.6)	$(17.1)
Basic income (loss) per share from continuing operations	$0.11	$0.43	$(0.44)	$(0.52)	$(0.27)
Diluted income (loss) per share from continuing operations	$0.11	$0.43	$(0.44)	$(0.52)	$(0.27)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$308.3	$308.8	$237.0	$244.5	$243.2
Net cash used in investing activities	$(206.8)	$(287.6)	$(170.6)	$(197.4)	$(201.2)
Net cash used in financing activities	$(101.5)	$(15.6)	$(65.8)	$(47.5)	$(53.0)
Consolidated Balance Sheet Data:
Total assets	$3,528.3	$3,493.3	$3,369.9	$3,422.3	$3,489.5
Debt, including current portion	$1,903.0	$1,958.3	$1,923.5	$2,247.1	$2,243.0
Total stockholders’ equity	$911.5	$884.6	$829.5	$489.8	$528.9

(a)
Amounts included in operating expenses for fiscal 2018 include landfill remediation expenses of $23.4. Amounts included in operating expenses for fiscal 2017 include expenses related to the Greentree landfill waste slide of $11.1. Refer to Note 20, Commitments and Contingencies, of the audited consolidated financial statements for further details related to these matters.

(b)
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

(c)
Amounts included in other income (expense) net for fiscal 2018, 2017, 2016, 2015 and 2014 contain unrealized and realized gains/losses related to derivative instruments including a gain of $6.3, a loss of $0.5, a gain of $3.5, a loss of $15.4 and a loss of $27.3, respectively. A gain on the sale of a debt investment security of $2.5 is included in other income (expense) net for fiscal 2015.

(d)
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
Overview

We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive municipal arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.8 million residential customers and over 200,000 C&I customers through our extensive network of 94 collection operations, 73 transfer stations, 22 owned or operated recycling facilities and 41 owned or operated active landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly-efficient and profitable collection operations with lower capital requirements.

Geographically, we focus our business principally in secondary, or less densely populated non-urban, markets where the presence of large national providers is generally more limited. We also compete selectively in primary, or densely populated urban, markets where we can capitalize on opportunities for vertical integration through our high-quality transfer and disposal infrastructure and where we can benefit from highly-efficient collection route density. We maintain an attractive mix of revenue from varying sources, including residential collections, C&I collections, landfill gas and special waste streams, and fees charged to third parties for disposal in our network of transfer stations and landfills, with limited exposure to commodity sales. We also benefit from a high degree of customer diversification, with no single customer accounting for more than 2% of revenue for the year ended December 31, 2018. Our business mix and large and diverse customer base, combined with our long term contracts and historically high renewal rates, provide us with significant revenue and earnings stability and visibility.

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

Our fiscal year ends December 31 of each year and we refer to the fiscal year ended December 31, 2018 as "fiscal 2018," the fiscal year ended December 31, 2017 as "fiscal 2017" and the fiscal year ended December 31, 2016 as "fiscal 2016".

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

Other revenue is comprised of ancillary revenue-generating activities, such as trucking, landfill gas-to-energy operations at MSW landfills, management of third-party owned landfills, brokerage revenue, customer service charges relating to overdue payments, compliance fees and customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices.

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

	Year ended December 31,
	2018		2017		2016
Service revenues	$1,558.2	100.0%	$1,507.6	100.0%	$1,404.6	100.0%
Operating costs and expenses
Operating	989.1	63.5%	946.7	62.8%	852.5	60.7%
Accretion of landfill retirement obligations	17.0	1.1%	15.4	1.0%	13.0	0.9%
Operating expenses	1,006.1	64.6%	962.1	63.8%	865.5	61.6%
Selling, general and administrative	181.5	11.6%	169.5	11.2%	157.0	11.2%
Depreciation and amortization	270.5	17.4%	269.8	17.9%	246.9	17.6%
Acquisition and development costs	0.8	0.1%	1.3	0.1%	0.7	—%
(Gain) loss on disposal of assets and asset impairments	(2.5)	(0.2)%	11.4	0.8%	1.8	0.1%
Restructuring charges	0.1	—%	3.4	0.2%	0.8	0.1%
Total operating costs and expenses	1,456.5	93.5%	1,417.5	94.0%	1,272.7	90.6%
Operating income	$101.7	6.5%	$90.1	6.0%	$131.9	9.4%
Revenue
The following table sets forth our consolidated revenues for the periods indicated (in millions and as a percentage of our total revenue).

	Year ended December 31,
	2018		2017		2016
Collection	$1,035.8	66.5%	$1,017.4	67.5%	$977.4	69.6%
Disposal	558.8	35.9%	542.5	36.0%	517.9	36.9%
Sale of recyclables	18.1	1.2%	33.2	2.2%	22.6	1.6%
Fuel and environmental charges	120.7	7.7%	103.9	6.9%	88.5	6.3%
Other	132.5	8.5%	104.4	6.9%	74.7	5.3%
Intercompany eliminations	(307.7)	(19.8)%	(293.8)	(19.5)%	(276.5)	(19.7)%
Total	$1,558.2	100.0%	$1,507.6	100.0%	$1,404.6	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for fiscal 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Average yield	3.4%	1.2%	2.2%
Recycling	(0.9)%	0.8%	0.1%
Fuel surcharge revenue	1.0%	0.4%	(0.7)%
Total yield	3.5%	2.4%	1.6%
Organic volume	0.5%	1.4%	(1.7)%
Acquisitions	1.9%	3.9%	1.8%
Divestitures	(0.3)%	(0.4)%	(1.1)%
Impact of revenue recognition standard adoption	(2.2)%	—%	—%
Total revenue growth	3.4%	7.3%	0.6%

Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
Fiscal Year Ended December 31, 2018 compared to 2017
During fiscal 2018, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2017:

•
Average yield increased revenue by 3.4% driven by higher price yield in our collection and disposal operations as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business;

•	Recycling revenue decreased revenue by 0.9% due to a decrease in recycling commodity prices;

•
Fuel surcharge revenue increased revenue by 1.0% due to an increase in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharges reset on a monthly basis, therefore an increase in our fuel surcharge revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•
Organic volume increased revenue by 0.5% primarily due to an increase in volumes in our collection business and an increase in other revenue including broker revenue and service and administrative fees. These increases were partially offset by a decrease in disposal volumes and low margin revenue related to special waste trucking volumes;

•	Acquisitions increased revenue by 1.9% due to the completion of acquisitions that further enhance our vertical integration strategy;

•	Divestitures decreased revenue by 0.3% due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017;

•	The adoption of the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes decreased revenue by 2.2%.

Fiscal Year Ended December 31, 2017 compared to 2016
During fiscal 2017, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2016:

•
Average yield increased revenue by 1.2% driven by higher price yield in our collection and disposal operations as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business. The increase in average yield was partially offset by the mix of disposal business due to increases in special waste and project based C&D volumes which generally price at a lower rate per ton than other waste streams;

•	Recycling revenue increased revenue by 0.8% due to an increase in recycled commodity prices;

•	Fuel surcharge revenue increased revenue by 0.4% due to an increase in diesel fuel prices;

•
Organic volume increased revenue by 1.4% primarily due to an increase in disposal volumes, an increase in third party trucking revenue due to special waste and C&D project activity and an increase related to a volume commitment settlement associated with a landfill gas contract. The increase in organic volume was partially offset by lower volumes in our collection business as we continued to cycle through certain municipal contract losses. Organic volume was also negatively impacted by one less work day in fiscal 2017 compared to fiscal 2016;

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

•	Maintenance and repairs expenses include labor, maintenance and repairs to our vehicles, equipment and containers;

•	Fuel costs, which include the direct cost of fuel used by our vehicles, net of fuel tax credits. We also incur certain indirect fuel costs in our operations;

•	Franchise fees and taxes, which consist of municipal franchise fees, host community fees and royalties;

•	Risk management expenses, which include casualty insurance premiums and claim payments and estimates for claims incurred but not reported;

•	Other expenses, which include expenses such as facility operating costs, equipment rent, leachate treatment and disposal and other landfill maintenance costs;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Year ended December 31,
	2018		2017		2016
Labor and related benefits	$333.5	21.4%	$313.2	20.8%	$292.4	20.8%
Transfer and disposal costs	208.2	13.4%	205.0	13.6%	188.9	13.4%
Maintenance and repairs	154.0	9.9%	139.3	9.2%	129.4	9.2%
Fuel	81.0	5.2%	68.3	4.5%	55.2	3.9%
Franchise fees and taxes	41.4	2.7%	67.8	4.5%	65.2	4.6%
Risk management	35.6	2.3%	33.8	2.2%	28.7	2.1%
Other	111.9	7.1%	108.2	7.3%	92.7	6.7%
Subtotal	965.6	62.0%	935.6	62.1%	852.5	60.7%
Greentree expenses, net of estimated insurance recoveries	0.1	—%	11.1	0.7%	—	—
Landfill remediation expenses	23.4	1.5%	—	—%	—	—%
Total operating expenses, excluding accretion expense	$989.1	63.5%	$946.7	62.8%	$852.5	60.7%
The cost categories shown above may not be comparable to similarly titled categories used by other companies.
Fiscal Year Ended December 31, 2018 compared to 2017
Operating expenses increased by $42.4, or 4.5%, to $989.1 for fiscal 2018 from $946.7 in fiscal 2017. Operating expenses excluding the landfill remediation expenses and Greentree waste slide expenses, increased $30.0, or 3.2% to $965.6 for fiscal 2018 from $935.6 in fiscal 2017. The change was due to the following:

•
Labor and related benefits increased by $20.3, or 6.5%, to $333.5 which was due to higher labor costs primarily attributable to driver shortages, merit increases, acquisition activity, the start of new municipal contracts and an increase in the frequency and severity of workers compensation claims partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018;

•
Transfer and disposal costs increased by $3.2, or 1.6%, to $208.2. These costs were impacted by increased third party trucking costs due to labor and fuel cost increases and the start of a new municipal contract in a disposal neutral market during the fourth quarter of fiscal 2017. These increases were partially offset by a reduction in recycling rebates due to the impact of adopting the new revenue recognition standard as these rebates are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•
Maintenance and repairs expense increased by $14.7, or 10.6%, to $154.0 which was due to higher labor costs primarily attributable to mechanic shortages, acquisition activity, the start of new municipal contracts and an increase in maintenance and repair material costs partially due to deferred maintenance related to acquired entities;

•
Fuel costs increased $12.7, or 18.6%, to $81.0 impacted by an increase in diesel fuel prices partially offset by a benefit of $1.8 realized in fiscal 2018 from CNG tax credits that were enacted in the first quarter of fiscal 2018 related to fiscal 2017 CNG purchases;

•
Franchise fees and taxes decreased $26.4, or 38.9%, to $41.4 primarily due to the impact of adopting the new revenue recognition standard as a portion of these fees and taxes are recorded as a reduction of revenue beginning in the first quarter of fiscal 2018;

•
Risk management expenses increased $1.8, or 5.3%, to $35.6, primarily due to higher frequency and severity of automobile and property liability claims in fiscal 2018 compared to fiscal 2017 including the unfavorable impact of actuarial development;

•
Other operating costs increased $3.7, or 3.4%, to $111.9 due to increases in vehicle and equipment operating expenses and higher cost of materials used in our asphalt operation, that are impacted by fluctuations in oil prices;

•
Greentree expenses, net of insurance recoveries, decreased $11.0 to $0.1. The costs recorded in each period related to our actual and remaining estimated expenses necessary to remediate the damage caused by the waste slide in the first quarter of fiscal 2017 offset by insurance recoveries related to the matter;

•	We recorded a charge in operating expenses of $23.4 during fiscal 2018 at one of our landfills as further described in Note 20, Commitments and Contingencies, to the consolidated financial statements.
Fiscal Year Ended December 31, 2017 compared to 2016
Operating expenses increased by $94.2, or 11.0%, to $946.7 for fiscal 2017 from $852.5 in fiscal 2016. Operating expenses, net of the Greentree waste slide expenses, increased $83.1, or 9.7% to $935.6 for fiscal 2017 from $852.5 in fiscal 2016. The change was due to the following:

•
Labor and related benefits increased by $20.8, or 7.1%, to $313.2. The increase was primarily attributable to merit increases, acquisition activity, higher health care costs due to an increase in the severity and frequency of medical claims, higher workers' compensation costs due to less favorable actuarial development and higher temporary labor costs as we transitioned to new customer service call centers in fiscal 2017;

•
Transfer and disposal costs increased by $16.1, or 8.5%, to $205.0. The increase was due to increased disposal volumes and container weights, acquisition activity, increased third party trucking costs and higher recycling rebates due to the increase in recycled commodity prices;

•
Maintenance and repairs expense increased by $9.9, or 7.7%, to $139.3. The increase was driven by increased labor costs primarily attributable to merit increases, acquisition activity and higher health care costs as well as an increase in maintenance and repair material costs partially due to deferred maintenance related to acquired entities;

•
Fuel costs increased $13.1, or 23.7%, to $68.3. The increase was primarily resulting from acquisition activity, the expiration of CNG tax credits as of December 31, 2016 and increases in diesel fuel prices, partially due to hurricane related supply disruptions;

•	Franchise fees and taxes increased $2.6, or 4.0%, to $67.8. The increase was primarily due to increased disposal volumes and acquisition activity;

•
Risk management expenses increased $5.1, or 17.8%, to $33.8. The increase was primarily due to higher automobile and property insurance costs, the favorable settlement of legacy claims in fiscal 2016 that did not recur in fiscal 2017, less favorable actuarial development in fiscal 2017 compared to fiscal 2016 and property damage in the South segment from a tornado and a hurricane;

•
Other operating costs increased $15.5, or 16.7%, to $108.2. The increase was primarily due to an increase in maintenance costs related to landfill gas control, leachate and sulfate treatment, an increase in vehicle and facility operating costs due to acquisition activity and site repairs at certain landfills and increased costs to operate an asphalt plant associated with a recent acquisition;

•
Greentree expenses, net of estimated insurance recoveries, increased $11.1. The costs recorded in fiscal 2017 related to our estimate of expenses necessary to remediate the damage caused by the waste slide in the first quarter of fiscal 2017 offset by estimated insurance recoveries related to the matter.

Accretion of Landfill Retirement Obligations
Accretion expense was $17.0, $15.4 and $13.0 for fiscal 2018, 2017 and 2016, respectively. Accretion expense increased by $1.6 in fiscal 2018 from fiscal 2017 which was primarily attributable to the timing of certain capping obligations. Accretion expense increased by $2.4 in fiscal 2017 from fiscal 2016 which was primarily attributable to the assumption of post-closure responsibility at one of our landfills during the first quarter of fiscal 2017 and the acquisition of a landfill during the first quarter of fiscal 2017.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2018		2017		2016
Salaries	$112.6	7.2%	$105.5	7.0%	$95.8	6.8%
Legal and professional	14.8	0.9%	13.9	0.9%	16.2	1.2%
Other	54.1	3.5%	50.1	3.3%	45.0	3.2%
Total selling, general and administrative expenses	$181.5	11.6%	$169.5	11.2%	$157.0	11.2%
Fiscal Year Ended December 31, 2018 compared to 2017

•
Salaries expenses increased by $7.1, or 6.7% primarily due to an increase in salaries due to merit increases, an increase in bonus accruals, an increase in employee recruitment fees, an increase in stock based compensation expense and a multi-employer pension plan withdrawal fee. These increases were partially offset by lower severance expense.

•	Legal and professional fees increased by $0.9, or 6.5% due to an increase in legal fees and higher consulting fees associated with information technology projects.

•
Other selling, general and administrative expenses increased by $4.0, or 8.0% primarily due to increased software maintenance cost, increased telecommunication costs associated with our call centers and increased payroll processing costs.

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

•
Legal and professional fees decreased by $2.3, or 14.2%, primarily due to $7.1 of expenses incurred during fiscal 2016 related to the February launch of the initial public offering process that was not completed and did not recur in fiscal 2017. This decrease was partially offset by $2.2 of costs associated with new accounting standard implementation and higher Sarbanes-Oxley costs, $1.7 of increased costs associated with being a public company and an increase in legal fees of $1.0 primarily due to litigation associated with the fuel, environmental and administrative charge cases as discussed in Note 20, Commitments and Contingencies, to the audited consolidated financial statements.

•
Other selling, general and administrative expenses increased by $5.1, or 11.3% primarily due to increased bad debt expense due to the impact of acquired businesses on collection activities, increased software maintenance cost and increased insurance costs as a result of being a publicly traded company.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue):

	Year ended December 31,
	2018		2017		2016
Depreciation, amortization and depletion of property and equipment	$231.2	14.9%	$228.2	15.1%	$204.3	14.5%
Amortization of other intangible assets and other assets	39.3	2.5%	41.6	2.8%	42.6	3.1%
Depreciation and amortization	$270.5	17.4%	$269.8	17.9%	$246.9	17.6%
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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2018		2017		2016
Depreciation and amortization of property and equipment	$138.4	8.9%	$135.6	9.0%	$127.7	9.1%
Landfill depletion and amortization	92.8	6.0%	92.6	6.1%	76.6	5.4%
Depreciation, amortization and depletion of property and equipment	$231.2	14.9%	$228.2	15.1%	$204.3	14.5%
Fiscal Year Ended December 31, 2018 compared to 2017

•
Depreciation and amortization of property and equipment increased by $2.8, or 2.1%, for fiscal 2018 to $138.4 due mainly to acquisition activity and equipment purchased related to the start of new municipal contracts.

•	Landfill depletion and amortization slightly increased by $0.2 for fiscal 2018 as compared to fiscal 2017.
Fiscal Year Ended December 31, 2017 compared to 2016

•	Depreciation and amortization of property and equipment increased by $7.9, or 6.2%, for fiscal 2018 to $135.6, due mainly to acquisition activity.

•
Landfill depletion and amortization increased by $16.0, or 20.9%, for fiscal 2018 as compared to fiscal 2017 primarily due to acquisition activity, increased disposal volumes, unfavorable adjustments in fiscal 2017 of $6.0 as a result of our annual landfill life of site analysis and favorable adjustments of $5.3 that were recognized in the fourth quarter of 2016 relative to asset retirement obligations compared to favorable adjustments of only $1.9 in the fourth quarter of 2017.

Amortization of Other Intangible Assets and Other Assets
Amortization of other intangibles and other assets was $39.3, $41.6 and $42.6 for fiscal 2018, 2017 and 2016, respectively, or as a percentage of revenue, 2.5% to 3.0% for all years presented. The decrease in amortization expense in fiscal 2018 compared to fiscal 2017 and the decrease in amortization expense in fiscal 2017 compared to fiscal 2016 is attributable to certain intangible assets becoming fully amortized partially offset by the impact of acquisition activity. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions

We completed twelve acquisitions during fiscal 2018 for aggregate consideration of $30.1 of which $3.8 will be paid in years subsequent to fiscal 2018. Transaction costs related to these acquisitions were not significant for fiscal 2018. Purchase price adjustments related to acquisitions in prior years amounted to approximately $0.1 for fiscal 2018.

We completed fourteen acquisitions during fiscal 2017 for aggregate consideration, net of cash acquired, of $115.9, of which $0.1 will be paid in years subsequent to fiscal 2018. Transaction costs related to these acquisitions were not significant for fiscal 2017.

In fiscal 2016, we completed the acquisitions of eight collection companies for aggregate consideration of approximately $5.4. Transaction costs related to these acquisitions were not significant for fiscal 2016. Purchase price adjustments related to acquisitions in prior years amounted to approximately $0.1 for fiscal 2016.

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
We also have non-integrated collection operations in South Carolina which operate in a competitor-owned disposal market that does not align with our long-term market strategy of vertically integrated operations with Company owned disposal sites or marketplace neutral disposal sites. During April of fiscal 2017, changes in facts and circumstances led us to evaluate the long-term market for the South Carolina collection operations and re-evaluate the expected cash flows provided by this market. We determined it appropriate to impair certain intangible assets that were recorded as part of the purchase accounting when these entities were acquired. Based on our evaluation, we recorded an intangible asset impairment of $13.0 during fiscal 2017.
Restructuring Charges
For fiscal 2017, we incurred restructuring charges of $3.4 due to the elimination of positions at the corporate office. Of the $3.4 of restructuring charges, $2.1 related to the acceleration of stock based compensation expense and $1.3 related to severance expense.
For fiscal 2016, we incurred $0.8 of restructuring costs related to the consolidation of districts in the Midwest region and the resignation of one corporate executive.
Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2018		2017		2016
Interest expense on debt and capital lease obligations	$90.6	5.8%	$87.5	5.8%	$113.5	8.1%
Accretion of original issue discounts and loan costs	6.1	0.4%	6.3	0.4%	17.5	1.2%
Less: Capitalized interest	(0.8)	(0.1)%	(0.8)	(0.1)%	(0.8)	(0.1)%
Total Interest Expense	$95.9	6.1%	$93.0	6.1%	$130.2	9.2%
Interest expense increased in fiscal 2018 from fiscal 2017 due to the impact of rising interest rates on our variable rate debt partially offset by the benefit from lower debt levels as a result of debt prepayments in fiscal 2018 and the impact of a lower interest rate on the Term Loan B due to a repricing in November of fiscal 2017. Interest expense decreased in fiscal 2017 from fiscal 2016 due to the benefit from lower debt levels as a result of paying down debt with our initial public offering proceeds in the fourth quarter of fiscal 2016 and lower interest rates due to refinancing our debt structure in November 2016. Additionally, we further lowered our interest rate on the Term Loan B due to a repricing in November of fiscal 2017. See Note 13, Long-Term Debt, to our audited consolidated financial statements included elsewhere in this Form 10-K for further details on our debt refinancing.
Loss on Debt Extinguishments and Modifications
Fiscal 2018
During fiscal 2018, we prepaid $57.5 of principal on our Term Loan B and as a result, we recorded $0.9 of losses on extinguishments of debt.
Fiscal 2017
In November 2017, we repriced our Term Loan B under the existing credit agreement and as a result, we recorded $3.7 of losses on extinguishments and modifications of debt.
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
Fiscal 2016
In fiscal 2016, the Company recorded $64.7 of losses on extinguishments and modifications of debt as follows:
In October of fiscal 2016, we prepaid $326.0 of our Term Loan B with our initial public offering proceeds and recorded a loss on extinguishment of debt of $8.3 for unamortized original issue discount and debt issuance costs.
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
Other, Net
Changes in the fair value and settlements of fuel derivative instruments and our 2016 interest rate caps are recorded in other income (expense), net in the audited consolidated statements of operations and amounted to income of $5.7, expense of $0.5 and income of $3.5 for fiscal 2018, 2017 and 2016, respectively. The income in fiscal 2018 was driven by the impact of increasing interest rates on the 2016 interest rate caps partially offset by premium payments associated with the 2016 interest rate caps. The expense in fiscal 2017 was driven by premium payments associated with the 2016 interest rate caps partially offset by the impact of increasing interest rates. The income in fiscal 2016 was driven by the increase in interest rates and moderate increase in diesel fuel prices. Income from equity investee for fiscal 2018, 2017 and 2016 was $1.2, $1.6 and $1.8, respectively.
Income Taxes
Our expense from income taxes was $4.6 for fiscal 2018 and our benefit from income taxes was $41.2 and $25.7 for fiscal 2017 and 2016, respectively. Our effective income tax rate was 32.9%, 1,420.7%, and 45.8% for fiscal 2018, 2017 and 2016, respectively. Our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
Fiscal 2018
Our effective income tax rate for fiscal 2018 was higher than the enacted statutory rate primarily due to the unfavorable impact of an increase to our valuation allowance for certain state tax NOLs.
Fiscal 2017
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
Fiscal 2016
Our effective income tax rate for fiscal 2016 was higher than the enacted statutory rate primarily due to the favorable impact of state and local taxes and the benefit from stock option exercises. The increase in our effective tax rate was partially offset by an increase to our valuation allowance for certain state tax NOLs.

Reportable Segments

Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income (loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables (in millions):

	Services Revenues	Operating Income (Loss)	Depreciation and Amortization
For the Year Ended December 31,
2018
South	$609.2	$77.9	$85.1
East	400.5	22.5	79.8
Midwest	548.5	72.7	101.1
Corporate	—	(71.4)	4.5
	$1,558.2	$101.7	$270.5
For the Year Ended December 31,
2017
South	$570.5	$89.8	$85.0
East	380.2	(1.5)	76.8
Midwest	556.9	71.7	98.9
Corporate	—	(69.9)	9.1
	$1,507.6	$90.1	$269.8
For the Year Ended December 31,
2016
South	$522.3	$91.7	$75.2
East	347.7	25.8	71.7
Midwest	534.6	78.3	91.5
Corporate	—	(63.9)	8.5
	$1,404.6	$131.9	$246.9
Comparison of Reportable Segments—Fiscal 2018 compared to Fiscal 2017
South Segment
Revenue for fiscal 2018 increased $38.7 or 6.8% from fiscal 2017. The increase in revenue was due to the following: an increase in price yield from our collection and disposal operations of $23.7 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $12.9; an increase in collection volume of $8.8 primarily due to the start of a new municipal contract in the fourth quarter of fiscal 2017; an increase in other revenue of $5.7 including brokerage revenue and service and administrative charges; and an increase in fuel surcharges of $3.2 due to an increase in diesel fuel prices. The increases were partially offset by the following: a decrease in disposal volumes of $7.4 primarily due to waste re-direction activities at one of our landfills as further described in Note 20, Commitments and Contingencies, to the consolidated financial statements; a decrease in low margin revenue related to special waste trucking volumes of $2.9; and a decrease in revenue of $2.0 due to a decrease in recycled commodity prices. Additionally, we had a decrease in revenue of $3.7 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes.
Operating income for fiscal 2018 decreased by $11.9 or 13.3% from fiscal 2017. Operating income, excluding the $23.4 of landfill remediation expenses, increased $10.3 or 11.5% for fiscal 2018 compared to fiscal 2017. The increase was primarily due to the revenue increase of $38.7 as described above and a decrease in depletion expense of $6.0 primarily due to unfavorable adjustments in fiscal 2017 as a result of our landfill life of site analysis that did not recur in fiscal 2018. The increase was partially offset by the following; an increase in salaries and wages of $10.7 due to higher labor costs primarily attributable to driver shortages, merit increases, acquisition activity, the start of a new municipal contract and an increase in the frequency and severity of workers compensation claims partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018; an increase in depreciation and amortization of $6.1 due mainly to acquisition activity and equipment purchased related to the start of a new municipal contract; an increase in fuel costs of $5.3 due to an increase in diesel fuel prices; an increase in maintenance and repairs expense of $5.1 primarily due to a mechanic shortage resulting in higher labor costs, acquisition activity and the start of a new municipal contract; an increase in third party trucking costs of $3.4 due to labor and fuel cost increases; an increase in disposal costs of $3.3 due to increased container weights partially due to weather related impacts and the start of a new municipal contract in a market where we do not own a disposal facility; and an increase in subcontract costs of $1.7 primarily related to storm related waste collection efforts.
East Segment
Revenue for fiscal 2018 increased $20.3, or 5.3% from fiscal 2017. The increase was primarily due to the following: an increase in price yield from our collection and disposal operations of $15.5 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $9.4; an increase in fuel surcharges of $5.7 due to an increase in diesel fuel prices; an increase in disposal volume of $3.1; and an increase in collection volume of $2.4. The increases were partially offset by the following: a decrease in revenue of $4.1 due to our strategic decision to divest our non-integrated Charlotte collection operations in the second quarter of fiscal 2017; a reduction in low margin revenue related to special waste trucking volumes of $3.3; and a decrease in revenue of $1.1 due to a decrease in recycled commodity prices. Additionally, we had a decrease in revenue of $6.3 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes.
Operating income increased by $24.0 for fiscal 2018 compared to fiscal 2017. The increase in operating income was primarily due to the following: an increase in revenue of $26.7 after adjusting for the impact of adopting the new revenue recognition standard; the South Carolina intangible asset impairment of $13.0 during fiscal 2017 that did not recur in fiscal 2018; and a decrease in expenses of $11.0 related to the Greentree landfill waste slide. These favorable variances were partially offset by the following: an increase in salaries and wages of $5.5 due to higher labor costs primarily attributable to driver shortages, merit increases, acquisition activity and an increase in the frequency and severity of workers compensation claims partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018; an increase in maintenance and repairs expense of $5.2 primarily due to a mechanic shortage resulting in higher labor costs and acquisition activity; an increase in fuel costs of $3.6 due to an increase in diesel fuel prices; an increase in depreciation and amortization of $3.5 due mainly to acquisition activity; an increase in various selling, general and administrative expenses of $2.4; an increase in disposal facility expenses of $1.8 including leachate treatment and disposal and gas control system maintenance costs; a gain of $1.4 on the sale of Charlotte, North Carolina collection operations during fiscal 2017 that did not recur in fiscal 2018; higher cost of materials of $1.3 used in our asphalt operation, that are impacted by fluctuations in oil prices; an increase in third party trucking costs of $1.0 due to labor and fuel cost increases; and an increase in expenses of $0.7 due to higher frequency and severity of automobile and property liability claims including the unfavorable impact of actuarial development.
Midwest Segment
Revenue for fiscal 2018 decreased $8.4 or 1.5% from fiscal 2017. The decrease was primarily due to a decrease in revenue of $10.3 due to a decrease in recycled commodity prices and a decrease in disposal volumes of $1.5. Additionally, we had a decrease in revenue of $23.7 as a result of adopting the new revenue recognition standard and an associated policy election to record revenues net of applicable state landfill taxes. The decreases were partially offset by the following: an increase in price yield from our collection and disposal operations of $14.9 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $6.4; and an increase in fuel surcharges of $5.6 due to an increase in diesel fuel prices.
Operating income for fiscal 2018 increased $1.0 or 1.4% from fiscal 2017. The increase was primarily due to an increase in revenue of $15.1 after adjusting for the impact of adopting the new revenue recognition standard. The increase was largely offset by the following: an increase in maintenance and repairs expense of $4.2 due to higher labor cost primarily attributable to mechanic shortages and acquisition activity; an increase in fuel costs of $3.9 due to an increase in diesel fuel prices; an increase in salaries and wages of $3.7 due to higher labor costs primarily attributable to driver shortages, merit increases, acquisition activity and an increase in the frequency and severity of workers compensation claims partially offset by lower healthcare costs as a result of re-designed benefit plans for fiscal 2018; an increase in depreciation and amortization of $2.7 due mainly to acquisition activity; and an increase in expenses of $0.7 due to higher frequency and severity of automobile and property liability claims including the unfavorable impact of actuarial development.

Corporate Segment
Operating loss decreased by $1.5, or 2.1%, to a loss of $71.4 in fiscal 2018 primarily due to a decrease in expense of $3.3 due to restructuring activities during fiscal 2017 that did not recur in fiscal 2018 and a decrease in severance expense of $1.2. These decreases were partially offset by an increase in software maintenance costs of $2.0 and an increase in stock compensation expense of $1.5.
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
Operating income from our South Segment decreased by $1.9 or 2.1% for fiscal 2017 compared to fiscal 2016. The decrease was primarily due to the following: an increase in salary and wages of $11.2 due to merit increases, acquisition activity, higher healthcare costs, higher workers' compensation costs due to less favorable actuarial development and higher temporary labor costs as we transitioned to new customer service call centers in fiscal 2017; disposal and transportation costs of $9.2 to support the increase in our service revenue; an increase in depletion expense of $8.6 due to unfavorable adjustments in fiscal 2017 as a result of our annual landfill life of site analysis and an increase in disposal volumes; an increase in fuel costs of $5.9 impacted by the increase in diesel fuel prices, partially due to hurricane related supply disruptions and the expiration of CNG credits; an increase in maintenance and repairs expense of $5.4 due mainly to acquisition activity; an increase in vehicle and facility maintenance costs of $4.5 due to acquisition activity and site repairs at certain landfills; an increase in various general and administrative expenses of $3.0; higher automobile and property insurance costs of $2.1 partially due to tornado and hurricane impact in the third quarter of fiscal 2017; and an increase in franchise fees of $0.9 to support the increase in our service revenue. The decrease was largely offset by the increase in revenue as described above.
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
Operating income for 2017 decreased $6.6 or 8.4% from fiscal 2016. The decrease was primarily due to the following: an increase in depletion expense of $6.6 due to favorable adjustments that were recognized in the fourth quarter of 2016 relative to asset retirement obligations that did not recur in fiscal 2017; higher disposal and transportation cost of $4.5 to support the increase in our service revenue; an increase in fuel expense of $3.2 due to the increase in diesel fuel prices and the expiration of CNG credits; higher salary and wages of $3.0 due to merit increases, higher healthcare costs, higher workers' compensation costs due to less favorable actuarial development and higher temporary labor costs as we transitioned to new customer service call centers in fiscal 2017; an increase in maintenance costs of $2.8 related to landfill gas control, leachate and sulfate treatment; an increase in maintenance and repair expense of $1.9 due to increased labor costs; an increase in sales and marketing expense of $1.3 due to hiring additional sales representatives; an increase in vehicle and facility maintenance costs of $1.3; higher automobile and property insurance costs of $1.3; and an increase in franchise fees of $1.1 as a result of higher disposal volumes. The decreases were largely offset by the increase in revenue as described above.
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
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital, acquisitions and debt prepayments. For this reason and since we efficiently manage our working capital requirements, it is common for us to have negative working capital. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At December 31, 2018, we had negative working capital which was driven by cash used to fund debt prepayments and acquisitions during fiscal 2018. At December 31, 2017, we had negative working capital which was driven by cash used for acquisitions during fiscal 2017. We expect to have a working capital deficit for the foreseeable future as excess cash flows from operations are utilized to either complete acquisitions or pay additional amounts on our Term Loan B Facility.
We have more than adequate availability under our Revolving Credit Facility, which was $230.7, $231.7 and $257.9 at December 31, 2018, 2017 and 2016, respectively, to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances as of December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Cash and cash equivalents	$6.8	$6.8
Debt:
Current portion	$85.9	$74.1
Long-term portion	1,817.1	1,884.2
Total debt	$1,903.0	$1,958.3
The current portion of debt increased due to an increase in borrowings on the Revolving Credit Facility of $8.0 and a $4.8 increase in the short term portion of capital lease obligations. Long-term debt decreased due to $72.5 in principal payments made on the Term Loan B partially offset by amortization and write off of deferred financing fees of $7.0.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$308.3	$306.5	$235.6
Net cash used in investing activities	$(206.8)	$(285.3)	$(169.2)
Net cash used in financing activities	$(101.5)	$(15.6)	$(65.8)

Cash Flows Provided by Operating Activities

Fiscal Year Ended December 31, 2018 compared to 2017
We generated $308.3 of cash flows from operating activities during fiscal 2018, compared with $306.5 during fiscal 2017. The slight increase was primarily due to the following:

•
An increase of $19.7 in accounts payable during fiscal 2018 compared to an increase of $4.1 during fiscal 2017, resulting in a positive variance of $15.6. Days Payable Outstanding was 40.5 during the three months ended December 31, 2018 compared to 35.5 during the three months ended December 31, 2017;

•	An increase in operating income of $11.7, after adjusting for non cash items, due to improved operating results;

•	Cash received of $3.6 related to the 2016 interest rate caps during fiscal 2018 compared to cash paid of $2.0 in fiscal 2017 resulting in a positive variance of $5.6.
The increase in cash flows provided by operating activities for fiscal 2018 was partially offset by the following:

•
During fiscal 2017, we entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. We received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, we assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The present value of the assumed post-closure liabilities and expenditures related to the gas infrastructure system over the life of the landfill approximate the amount of the cash payment. This payment did not recur in fiscal 2018;

•	An increase in payments made of $4.6 associated with settling several large automobile claims during fiscal 2018;

•	An increase in capping, closure and post closure expenditures of $4.2 due to the timing of landfill closure cash expenditures.
Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt.

Fiscal Year Ended December 31, 2017 compared to 2016
In fiscal 2017, we generated $306.5 of cash flows from operating activities compared to $235.6 in fiscal 2016, representing a increase of $70.9. The increase is primarily the result of the following:

•
A decrease in cash paid for interest of $33.2 due to the benefit from lower debt levels as a result of paying down debt with our initial public offering proceeds and lower interest rates due to refinancing our debt structure in November of fiscal 2016;

•
During fiscal 2017, we entered into an Asset Transfer and Liability Assumption Agreement with BFI Waste Systems of North America, LLC. We received a cash payment of $24.0 which was recorded as an operating cash flow. In exchange for this payment, we assumed certain post-closure liabilities of a closed portion of a landfill and became responsible for expenditures related to a gas infrastructure system. The present value of the assumed post-closure liabilities and expenditures related to the gas infrastructure system over the life of the landfill approximate the amount of the cash payment;

•	A decrease in cash payments related to derivative instruments of $13.0;

•
A reduction in capital market costs of $6.1 primarily due to costs incurred during fiscal 2016 related to the February 2016 launch of the initial public offering process that was not completed and did not recur in fiscal 2017;

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
Cash Flows Used in Investing Activities
We used $206.8 of cash in fiscal 2018 for investing activities, of which $188.6 was utilized to acquire property and equipment and for landfill cell construction and development and $26.3 was utilized for acquisitions. We received $8.1 in proceeds from the sale of property and equipment and businesses.
We used $285.3 of cash in fiscal 2017 for investing activities, of which $186.6 was utilized to acquire property and equipment and for landfill cell construction and development and $111.9 was utilized for acquisitions. We received $13.2 in proceeds from insurance recoveries, the sale of property and equipment and businesses. Purchases of property and equipment and cash used for landfill construction and development in fiscal 2017 was impacted by the acquisition of a facility related to a municipal contract of $8.7 and land purchased for future airspace at one of our landfills of $3.1.
We used $169.2 of cash in fiscal 2016 for investing activities, of which $171.0 was utilized to acquire property and equipment and for landfill cell construction and development and $5.4 was utilized for acquisitions. We received $7.2 in proceeds from insurance recoveries, the sale of property and equipment and businesses.
A breakdown of our capital expenditures to acquire property and equipment and for landfill cell construction and development are as follows (in millions):

	For the Years Ended December 31,
	2018	2017	2016
Infrastructure	$30.9	$39.1	$28.8
Replacement	140.5	122.1	120.7
Growth	17.2	25.4	21.5
Total Capital Expenditures	$188.6	$186.6	$171.0
Cash Flows Used in Financing Activities
Cash flows used in financing activities in fiscal 2018 were $101.5, as compared to $15.6 in fiscal 2017. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $240.6 and borrowed approximately $136.0 in fiscal 2018. We received proceeds from the exercise of stock options of $3.1.

Cash flows used in financing activities in fiscal 2017 were $15.6, as compared to $65.8 in fiscal 2016. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $347.0 and borrowed approximately $326.2 in fiscal 2017. We received proceeds from the exercise of stock options of $7.0. We incurred $1.8 of costs in relation to refinancing our Term Loan B.
Cash flows used in financing activities in fiscal 2016 were $65.8. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $1,164.4 and borrowed approximately $782.8 in fiscal 2016. We received proceeds from our initial public offering of $375.6 and proceeds from the exercise of stock options of $17.4. We incurred $50.9 of costs in relation to refinancing our debt structure and returned capital to our former parent of $21.8 prior to our initial public offering.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2018 and 2017, we had $37.0 and $29.0 in borrowings outstanding under our Revolving Credit Facility. As of December 31, 2018 and 2017, we had an aggregate of approximately $32.3 and $39.3 of letters of credit outstanding under our Senior Secured Credit Facilities. As of December 31, 2018 and 2017, we had remaining capacity under our Revolving Credit Facility of $230.7 and $231.7, respectively. As of December 31, 2018, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for 2018, 2017 and 2016 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at December 31, 2018 and 2017 was 4.4:1.0 and 4.7:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of December 31, 2018, we were in compliance with the covenants under the Indenture.

8.25% Senior Notes due 2020
On October 9, 2012, we issued $550.0 aggregate principal amount of 8.25% Senior Notes, which were scheduled to mature in October 2020. The 8.25% Senior Notes were redeemed and repaid in full during the fourth quarter of fiscal 2016 with funds obtained from the new Term Loan B and the issuance of the 5.625% Senior Notes.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt.
Liquidity Impacts of Income Tax Items

As of December 31, 2018, we have $27.6 of liabilities associated with unrecognized tax benefits. These liabilities are included as components of other liabilities and deferred income taxes in the Company's consolidated balance sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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

Contractual Commitments
We have various contractual obligations in the normal course of our operations and financing activities. The following table summarizes our contractual cash obligations as of December 31, 2018 (in millions):

	Operating Leases	Final Capping, Closure and Post-Closure (a)	Debt Payments (b) (c)	Scheduled Interest Payment Obligations (d)	Unconditional Purchase Commitments (e)	Total
2019	$5.2	$18.8	$48.9	$93.4	$32.8	$199.1
2020	4.4	28.2	39.8	91.5	10.5	174.4
2021	2.9	22.0	63.5	89.5	9.5	187.4
2022	2.4	29.5	18.4	86.5	6.4	143.2
2023	1.7	22.4	1,329.9	75.5	4.3	1,433.8
Thereafter	21.2	323.2	427.7	12.2	56.1	840.4
Total	$37.8	$444.1	$1,928.2	$448.6	$119.6	$2,978.3

(a)
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2018.

(b)	Debt payments include principal payments on debt and capital lease obligations.

(c)	Our recorded debt obligations include non-cash adjustments associated with discounts and deferred loan costs. These amounts have been excluded as they will not impact our liquidity in future periods.

(d)	Interest on variable rate debt was calculated at 4.7%, which is the 1 week LIBOR rate plus applicable margin in effect as of December 31, 2018.

(e)
Unconditional purchase commitments consist of disposal related agreements that include fixed or minimum royalty payments, disposal related host agreements, capital expenditure commitments, payments for premiums on interest rate caps, waste relocation obligations and landfill remediation expenses.

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
Revenue Recognition
Revenues are generally recognized as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer or as services are rendered to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Revenues are reported net of state landfill taxes. No single customer individually accounted for more than 2% of our consolidated revenue for the year ending December 31, 2018. See Note 3, Revenue Recognition, to the audited consolidated financial statements for further details.
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
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by 2.5% (an estimate based on the 25-year average change in the historical Consumer Price Index from 1993 to 2018) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of our asset retirement obligations at December 31, 2018 is between 4.9% and 10.5%.
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
Amortization is recorded on a units-of-consumption basis, applying expense at a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through a management operating agreement, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.
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
Senior management must have reviewed and approved all of the above. Of our 41 active landfills, fifteen included deemed permitted airspace at December 31, 2018.
Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates.
Once expansion airspace meets these criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity, and the rates used at the landfill to amortize costs to acquire, construct, close and monitor the site during the post-

closure period are adjusted prospectively. In addition, any amounts related to the probable expansion are charged to expense in the period in which it is determined that the criteria are no longer met.

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
The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that no impairment loss should be recorded. No landfill impairments were recorded for fiscal 2018, 2017 and 2016.

Landfill Remediation Liabilities
We are subject to various laws and regulations relating to our landfill operations. Our landfill remediation liabilities primarily include costs associated with remediating surface anomalies, groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration. To estimate our ultimate liability at these sites, we evaluate several factors, including the required remediation efforts and related costs, required remediation methods and timing of expenditures. We accrue for costs associated with landfill remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. We periodically review the status of all environmental matters and update our estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known.
Self-Insurance Reserves and Related Costs
Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain self-insured retentions and/or high deductibles for commercial general liability, vehicle liability and workers’ compensation coverage at $0.5, $1.0 and $0.8, respectively as of December 31, 2018.

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
When we perform a quantitative assessment, we determine whether goodwill is impaired at the reporting unit level. We compare the fair value with its carrying amount to determine if there is an impairment of goodwill. Fair value is estimated using the combination of a market approach and an income approach based on forecasted cash flows. Fair value computed via these methods are arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that this method provides a reasonable approach to estimating the fair value of its reporting units.

During the fourth quarter of 2018, we voluntarily changed the date of our annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1, the first day of the fourth quarter. This change provides us with additional time to complete our annual goodwill impairment testing in advance of our year-end reporting and results in better alignment with our strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not being applied retrospectively, as it would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

The Company performed a quantitative assessment in fiscal 2018. The impairment test as of October 1, 2018 determined that no events or circumstances exist that indicate it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we do not achieve our anticipated disposal volumes in future periods, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge. We recorded no goodwill impairment charges for fiscal 2018, 2017 and 2016 in connection with our assessments.
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
Regarding the accounting for uncertainty in income taxes recognized in the financial statements, we record a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. We recognize interest and penalties related to uncertain tax positions within the provision for income taxes in our consolidated statements of operations. Accrued interest and penalties are included within other accrued liabilities and deferred income taxes and other long-term tax liabilities in our consolidated balance sheets. Refer to Note 18, Income Taxes, for details regarding adjustments to our valuation allowance.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provision of the Tax Cuts and Jobs Act. The GILTI provision imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we elected to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion are expected to be immaterial.
Recently Issued and Proposed Accounting Standards

For a description of new accounting standards that may affect us, see Note 27, New Accounting Standards Pending Adoption, to our consolidated financial statements in Item 8 of this Form 10-K.

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
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We manage interest rate risk through the use of a combination of fixed and floating rate debt. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or the adjusted LIBOR rate plus 100 basis points. The LIBOR base rate is subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $13.8 change in interest expense on an annual basis.
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

Because energy prices can fluctuate significantly in a relatively short amount of time, we must also continually monitor and adjust our risk management strategies to address not only fuel price increases, but also fuel price volatility. As evidenced by the extreme decline in diesel fuel prices during the fourth quarter of fiscal 2014, diesel fuel prices are subject to significant volatility based on a variety of factors. In addition, the cost of these risk management tools generally increases with sustained high potential for volatility in the fuel market. For fiscal 2016, we utilized fuel derivative contracts to manage our exposure to fluctuations in fuel pricing, however, all of these contracts expired as of December 31, 2016. Settlements on fuel derivatives which resulted in cash payments amounted to $14.9 for fiscal 2016.

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
Commodities Prices
We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes, we believe a ten dollar per ton change in the price of recyclable fiber will change revenue and operating income by approximately $2.0 and $1.5, respectively, on an annual basis.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Advanced Disposal Services, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Disposal Services, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Advanced Disposal Services, Inc. and Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operating effectiveness of controls involving the initiation and recording of revenue and related accounts receivable and deferred revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Advanced Disposal Services, Inc. and Subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated February 26, 2019, which expressed an unqualified opinion thereon.

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

Jacksonville, Florida
February 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Advanced Disposal Services, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Disposal Services, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of the Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Jacksonville, Florida
February 26, 2019

Consolidated Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions of dollars, except shares and per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$6.8	$6.8
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $5.4, respectively	211.4	199.9
Prepaid expenses and other current assets	44.8	37.9
Total current assets	263.0	244.6
Other assets	31.7	23.0
Property and equipment, net of accumulated depreciation of $1,540.7 and $1,355.5, respectively	1,761.4	1,728.8
Goodwill	1,215.1	1,208.2
Other intangible assets, net of accumulated amortization of $286.9 and $247.6, respectively	257.1	288.7
Total assets	$3,528.3	$3,493.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$107.8	$92.3
Accrued expenses	117.7	113.0
Deferred revenue	72.5	69.1
Current maturities of landfill retirement obligations	18.6	20.2
Current maturities of long-term debt	85.9	74.1
Total current liabilities	402.5	368.7
Other long-term liabilities	76.7	61.5
Long-term debt, less current maturities	1,817.1	1,884.2
Accrued landfill retirement obligations, less current maturities	229.4	205.7
Deferred income taxes	91.1	88.6
Total liabilities	2,616.8	2,608.7
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,685,920 and 88,493,468 issued including shares held in treasury, respectively	0.9	0.9
Additional paid-in capital	1,501.7	1,487.4
Accumulated other comprehensive loss	—	(0.4)
Accumulated deficit	(591.1)	(603.3)
Treasury stock at cost, 2,274 and 2,274 shares, respectively	—	—
Total stockholders’ equity	911.5	884.6
Total liabilities and stockholders’ equity	$3,528.3	$3,493.3
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Operations

(In millions of dollars, except shares and per share data)

	Year Ended December 31,
	2018	2017	2016
Service revenues	$1,558.2	$1,507.6	$1,404.6
Operating costs and expenses
Operating (exclusive of items shown separately below)	1,006.1	962.1	865.5
Selling, general and administrative	181.5	169.5	157.0
Depreciation and amortization	270.5	269.8	246.9
Acquisition and development costs	0.8	1.3	0.7
(Gain) loss on disposal of assets and asset impairments	(2.5)	11.4	1.8
Restructuring charges	0.1	3.4	0.8
Total operating costs and expenses	1,456.5	1,417.5	1,272.7
Operating income	101.7	90.1	131.9
Other (expense) income
Interest expense	(95.9)	(93.0)	(130.2)
Loss on debt extinguishments and modifications	(0.9)	(3.7)	(64.7)
Other income, net	9.1	3.7	6.9
Total other expense	(87.7)	(93.0)	(188.0)
Income (loss) before income taxes	14.0	(2.9)	(56.1)
Income tax expense (benefit)	4.6	(41.2)	(25.7)
Net income (loss)	$9.4	$38.3	$(30.4)

Net income (loss) attributable to common stockholders per share
Basic income (loss) per share	$0.11	$0.43	$(0.44)
Diluted income (loss) per share	$0.11	$0.43	$(0.44)
Basic average shares outstanding	88,590,491	88,323,213	69,462,798
Diluted average shares outstanding	89,446,917	88,887,812	69,462,798

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

 (In millions of dollars)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$9.4	$38.3	$(30.4)
Change in fair value of interest rate caps, net of tax	0.4	(0.4)	—
Comprehensive income (loss)	$9.8	$37.9	$(30.4)

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions of dollars, except shares)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2015	64,493,536	$0.6	—	$—	$1,100.4	$(611.2)	$—	$489.8
Net loss	—	—	—	—	—	(30.4)	—	(30.4)
Stock based compensation expense	—	—	—		6.3	—	—	6.3
Return of capital to former parent	—	—	—	—	(21.8)	—	—	(21.8)
Assumed liabilities from merger with former parent	—	—	—	—	(5.5)	—	—	(5.5)
Initial public offering proceeds, net	22,137,500	0.2	—	—	373.5	—	—	373.7
Stock option exercises and other	1,403,777	—	—	—	17.4	—	—	17.4
Balance at December 31, 2016	88,034,813	$0.8	—	$—	$1,470.3	$(641.6)	$—	$829.5
Net income	—	—	—	—	—	38.3	—	38.3
Stock based compensation expense	53,177	—	—	—	10.2	—	—	10.2
Stock option exercises and other	405,478	0.1	2,274	—	6.9	—	—	7.0
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(0.4)	(0.4)
Balance at December 31, 2017	88,493,468	$0.9	2,274	$—	$1,487.4	$(603.3)	$(0.4)	$884.6
Net income	—	—	—	—	—	9.4	—	9.4
Stock-based compensation	22,565	—	—	—	11.2	—	—	11.2
Stock option exercises	169,887	—	—	—	3.1	—	—	3.1
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	0.4	0.4
Impact of implementing new revenue recognition standard, net of tax of $1.1	—	—	—	—	—	2.8	—	2.8
Balance at December 31, 2018	88,685,920	$0.9	2,274	$—	$1,501.7	$(591.1)	$—	$911.5
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions of dollars)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$9.4	$38.3	$(30.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	270.5	269.8	246.9
Change in fair value of derivative instruments	(2.7)	(1.5)	(18.5)
Amortization of debt issuance costs and original issue discount	6.1	6.3	17.5
Loss on debt extinguishments and modifications	0.9	3.7	64.7
Accretion on landfill retirement obligations	17.0	15.4	13.0
Other accretion and amortization	4.0	3.5	4.0
Provision for doubtful accounts	5.1	5.4	3.7
(Gain) loss on disposition of property and equipment	(2.5)	1.6	3.5
Impairment of assets	—	13.0	—
Gain on disposition of business	—	(2.8)	(1.7)
Stock based compensation	11.2	10.2	6.3
Deferred tax expense (benefit)	4.6	(41.3)	(26.5)
Earnings in equity investee	(1.2)	(1.6)	(1.8)
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(15.2)	(17.7)	(8.8)
(Increase) decrease in prepaid expenses and other current assets	(0.7)	(5.9)	2.8
(Increase) decrease in other assets	(6.5)	2.4	1.8
Increase (decrease) in accounts payable	19.7	4.1	(0.9)
Increase (decrease) in accrued expenses	2.7	(2.6)	(14.3)
Increase (decrease) in deferred revenue	1.8	2.2	(1.0)
Increase (decrease) in other long-term liabilities	6.6	(1.7)	(4.8)
Capping, closure and post-closure expenditures	(22.5)	(18.3)	(19.9)
Assumption of long-term care and closure reserve	—	24.0	—
Net cash provided by operating activities	308.3	306.5	235.6
Cash flows from investing activities
Purchases of property and equipment and construction and development	(188.6)	(186.6)	(171.0)
Proceeds from sale of property and equipment and insurance recoveries	8.1	4.5	4.7
Acquisition of businesses, net of cash acquired	(26.3)	(111.9)	(5.4)
Proceeds from sale of businesses	—	8.7	2.5
Net cash used in investing activities	(206.8)	(285.3)	(169.2)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	136.0	326.2	782.8
Repayments on debt instruments including capital leases	(240.6)	(347.0)	(1,164.4)
Bank overdraft	—	—	(2.6)
Proceeds from issuance of common stock	—	—	375.6
Costs associated with issuance of common stock	—	—	(1.9)
Costs associated with debt extinguishments and modifications	—	(1.8)	(50.9)
Proceeds from stock option exercises and other	3.1	7.0	17.4
Return of capital to former parent	—	—	(21.8)
Net cash used in financing activities	(101.5)	(15.6)	(65.8)
Net increase in cash and cash equivalents	—	5.6	0.6
Cash and cash equivalents, beginning of year	6.8	1.2	0.6
Cash and cash equivalents, end of year	$6.8	$6.8	$1.2
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

The Company currently manages and evaluates its principal operations through three reportable operating segments on a regional basis. Those operating segments are the South, East and Midwest regions which provide collection, transfer, disposal (in both solid waste and non-hazardous waste landfills), recycling services and billing services. Additional information related to the Company's segments can be found in Note 22, Segments and Related Information.
In fiscal 2018, the Company completed the acquisitions of twelve companies. Consideration transferred amounted to approximately $30.1 for these acquisitions, of which $3.8 will be paid in years subsequent to fiscal 2018. In fiscal 2017, the Company completed the acquisitions of fourteen companies. Consideration transferred, net of cash acquired, amounted to approximately $115.9 for these acquisitions, of which $0.1 will be paid in years subsequent to fiscal 2018. The results of operations of each acquisition are included in the Company's consolidated statements of operations subsequent to the closing date of each acquisition.
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
Use of Estimates
In preparing its financial statements that conform with accounting principles generally accepted in the United States of America, the Company uses estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The Company must make these estimates and assumptions because certain information is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In preparing its financial statements, the more subjective areas that deal with the greatest amount of uncertainty relate to accounting for the following: long-lived assets, including recoverability; landfill development costs; final capping, closure and post-closure costs; valuation allowances for accounts receivable and deferred tax assets; liabilities for potential litigation, claims and assessments; liabilities for environmental remediation; stock compensation; goodwill and intangible asset impairments; deferred taxes; uncertain tax positions; self-insurance reserves; and estimates of the fair values of assets acquired and liabilities assumed in acquisitions. Each of these items is discussed in more detail elsewhere in these Notes to the consolidated financial statements. The Company's actual results may differ significantly from our estimates.

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
Revenue Recognition
The Company recognizes revenues as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer, or as services are rendered to customers. Certain customers are billed and pay in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. See Note 3, Revenue Recognition, for further details.
Trade Receivables
The Company records trade receivables when billed or when services are performed, as they represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. The Company estimates losses for uncollectible accounts based on an evaluation of the aged accounts receivable and the likelihood of collection of the receivable based on historical collection data and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances.
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
The classification of the Company's operating leases can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. The Company expects that in the normal course of business, its operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. The Company's rent expense during each of the last three years and its future minimum operating lease payments for each of the next five years for which it is contractually obligated as of December 31, 2018 is disclosed in Note 14, Leases.
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
The Company annually updates its estimates for these obligations considering the respective state regulatory requirements, input from its internal engineers, operations, accounting personnel and external consulting engineers. The closure and post-closure requirements are established under the standards of the U.S. Environmental Protection Agency’s Subtitle D regulations as implemented and applied on a state-by-state basis. These estimates involve projections of costs that will be incurred as portions of the landfill are closed and during the post-closure monitoring period.
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by 2.5% (an estimate based on the 25-year average change in the historical Consumer Price Index from 1993 to 2018) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. The Company discounts these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of the asset retirement obligations at December 31, 2018 is between 4.9% and 10.5%.
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
Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that the Company does not own, but operates through a management operating agreement, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

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
Senior management must have reviewed and approved all of the above. Of the Company's 41 active landfills, 15 include deemed permitted airspace at December 31, 2018.
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
The assessment of impairment indicators and the recoverability of the Company's capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, the Company may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of the landfill assets because, after consideration of all facts, such events may not affect the belief that the Company will ultimately obtain the expansion permit. As a result, the Company's tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that no impairment loss should be recorded. No landfill impairments were recorded for the years ended December 31, 2018, 2017 and 2016.

Landfill Remediation Liabilities
The Company is subject to various laws and regulations relating to its landfill operations. The Company's landfill remediation liabilities primarily include costs associated with remediating surface anomalies, groundwater, surface water and soil contamination, as well as controlling and containing methane gas migration. To estimate its ultimate liability at these sites, the Company evaluates several factors, including the required remediation efforts and related costs, required remediation methods and timing of expenditures. The Company accrues for costs associated with landfill remediation obligations when such costs are probable and reasonably estimable in accordance with accounting for loss contingencies. The Company periodically reviews the status of all environmental matters and updates its estimates of the likelihood of and future expenditures for remediation as necessary. Changes in the liabilities resulting from these reviews are recognized currently in earnings in the period in which the adjustment is known.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Derivative Financial Instruments
The Company uses interest rate caps to manage interest rate risk on its variable rate debt. The Company may use commodity futures contracts as an economic hedge to reduce the exposure of changes in diesel fuel and natural gas prices. The 2017 interest rate caps qualify for hedge accounting treatment and have been designated as cash flow hedges for accounting purposes with changes in fair value, to the extent effective, recognized in accumulated other comprehensive income within the equity section of the consolidated balance sheets. Amounts are reclassified into earnings when the forecasted transaction affects earnings. The commodity futures contracts and the 2016 interest rate caps do not qualify for hedge accounting and as such changes in fair value are recognized in other income, net in the consolidated statements of operations. The fair values of the derivatives are included in other current or long-term assets or other current or long term liabilities as appropriate. The Company obtains current valuations of its commodity futures contracts and interest rate caps based on quotes received from financial institutions that trade these contracts and a current forward fixed price swap curve, respectively.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

When the Company performs a quantitative assessment, the Company determines whether goodwill is impaired at the reporting unit level. The Company compares the fair value with its carrying amount to determine if there is an impairment of goodwill. Fair value is estimated using the combination of a market approach and income approach based on forecasted cash flows. Fair value computed via these methods are arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows and comparable marketplace data. There are inherent uncertainties related to these factors and to the Company's judgment in applying them to this analysis. However, the Company believes that this method provides a reasonable approach to estimating the fair value of its reporting units.

During the fourth quarter of 2018, the Company voluntarily changed the date of its annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1, the first day of the fourth quarter. This change provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process.  The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge.  This change is not being applied retrospectively, as it would require application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change will be applied prospectively.
The Company performed a quantitative assessment in fiscal 2018. The impairment test as of October 1, 2018 determined that no events or circumstances exist that indicate it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If the Company does not achieve its anticipated disposal volumes, our collection or disposal rates decline, costs or capital expenditures exceed forecasts, costs of capital increase, or the Company does not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge in the future. The Company recorded no goodwill impairment charges for fiscal 2018, 2017 and 2016 in connection with the assessments.
Intangible Assets, Net
Definite lived intangible assets are stated at cost less accumulated amortization and consist of noncompete agreements, tradenames, customer contracts and customer lists and are amortized over their estimated useful lives. Definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of a definite lived intangible is not recoverable and exceeds its estimated fair value, an impairment charge would be recognized in the amount of the excess. Fair value is typically estimated using an income approach for the respective asset.
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

The Company monitors changes in tax legislation and accounting developments which could impact the timing and amounts of deductible or taxable items. In connection with the implementation of the Tax Cuts and Jobs Act, the Company recognized the estimated impact of this legislation as a component of the benefit for income taxes. Refer to Note 18, Income Taxes.
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

New Accounting Standards Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition" (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 and applicable technical updates as of January 1, 2018 using the modified retrospective transition method. See Note 3, Revenue Recognition, for further details.

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
The Company recorded a net reduction to opening accumulated deficit of $2.8 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to capitalization of sales commissions. The impact to service revenues for fiscal 2018 was a decrease of $33.7 as a result of applying Topic 606 and an associated policy election to treat applicable state landfill tax payments as a reduction of revenue (historically recorded as an operating expense). Recycling rebates paid to customers, franchise fees paid to customers and state landfill tax payments are now recognized as a reduction of revenue.

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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Other Revenue
Other revenue is comprised of the following:

•	Trucking revenue;

•	Landfill management fee revenue;

•	Sale of landfill gas revenue;

•	Sale of asphalt revenue;

•	Brokerage revenue; and

•	Service charges, administrative charges and compliance charges.
Other revenue typically varies based on volume of the related service therefore the Company accounts for this revenue as variable consideration.
Revenue by Segment
See Note 22, Segment and Related Information, for additional information related to revenue by reportable segment and major line of business.
Variable Consideration
As described above, the Company accounts for revenue for each line of business as variable consideration. The Company believes that there will not be significant changes to its estimates of variable consideration as revenue recognized is recorded in accordance with the terms of the related contracts or verbal agreements.
Capitalized Sales Commissions
Under Topic 606, the Company capitalizes sales commissions as contract assets related to commercial and permanent rolloff collection customers and amortizes those sales commissions over the estimated customer life. The balance of capitalized sales commissions as of December 31, 2018 and January 1, 2018 were $4.4 and $3.8, respectively. The Company recorded amortization expense of $1.4 related to capitalized sales commissions for fiscal 2018.
Deferred Revenues
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. The increase in the deferred revenue balance from December 31, 2017 to December 31, 2018 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $69.1 of revenues recognized that were included in the deferred revenue balance at December 31, 2017.
Topic 606 Practical Expedients
As allowed by Topic 606, the Company does not disclose the value of unsatisfied performance obligations related to its contracts and service agreements as the Company accounts for its revenue as variable consideration and has the right to invoice for services performed each period.

4.    Acquisitions
In fiscal 2018, the Company completed the acquisitions of twelve companies. Consideration transferred amounted to approximately $30.1 for these acquisitions, of which $3.8 will be paid in years subsequent to fiscal 2018. The amount to be paid in subsequent years is contingent on net working capital adjustments and other commitments, which are expected to be completed within approximately one year. The goodwill recognized of $7.0 represents synergies from the combined operations of the acquired entities and the Company. The Company is still reviewing information surrounding current assets, property and equipment, intangible assets, current liabilities and other long-term liabilities resulting from the acquisitions, which may result in changes to the Company’s preliminary purchase price allocation during fiscal 2019. Transaction costs related to these acquisitions were not significant for fiscal 2018. Purchase price adjustments related to acquisitions in prior years amounted to approximately $0.1 for fiscal 2018.
In fiscal 2017, the Company completed the acquisitions of fourteen companies. Consideration transferred, net of cash acquired, amounted to approximately $115.9 for these acquisitions. The goodwill recognized of $35.2 represents synergies from the combined operations of the acquired entities and the Company. No purchase price adjustments were recorded in fiscal 2017 related acquisitions in prior years.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

In fiscal 2016, the Company completed the acquisitions of eight collection companies. Consideration transferred amounted to approximately $5.4 for these acquisitions. The goodwill recognized of $0.4 represents synergies from the combined operations of the acquired entities and the Company. Transaction costs related to these acquisitions were not significant for fiscal 2016. Purchase price adjustments related to acquisitions in prior years amounted to approximately $0.1 for fiscal 2016.
The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

The following table summarizes the estimated fair values of the assets acquired by year of acquisition:

	2018	2017
Current assets	$2.3	$5.9
Property and equipment	24.1	89.8
Goodwill	7.0	35.2
Other intangible assets	7.7	18.8
Total assets acquired	41.1	149.7
Current liabilities	2.0	6.9
Other long-term liabilities	9.0	4.3
Total liabilities assumed	11.0	33.8
Net assets acquired	$30.1	$115.9
The following table presents the allocation of the purchase price to other intangible assets:

	2018	2017
Customer lists and contracts	$7.2	$17.0
Noncompete	0.5	1.2
Other	—	0.6
	$7.7	$18.8
The amount of goodwill recorded related to 2018 acquisitions for the South Segment, East Segment, and Midwest Segment was $5.5, $0.8, and $0.7, respectively. The amount of goodwill deductible for tax purposes related to acquisitions in fiscal 2018 and fiscal 2017 was $7.0 and $4.4, respectively. The total amount of consolidated goodwill deductible for tax purposes was $70.0 and $79.7 at December 31, 2018 and 2017, respectively.
The weighted average life of other intangible assets in years is as follows:

Customer lists and contracts	15
Noncompete	6
Goodwill and intangible assets decreased by $0.1, did not change, and increased by $0.1, for the years ended December 31, 2018, 2017 and 2016, respectively, as a result of purchase price adjustments of acquisitions from the previous year. The increases were primarily related to working capital adjustments as a result of finalizing the purchase accounting for the acquisitions.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

5.    Income (loss) Per Share
The following table sets forth the computation of basic income (loss) per share and income (loss) per share, assuming dilution for the following years:

	2018	2017	2016
Numerator: (Dollars in millions)
Net income (loss)	$9.4	$38.3	$(30.4)
Denominator:
Average common shares outstanding	88,590,491	88,323,213	69,462,798
Other potentially dilutive common shares	856,426	564,599	—
Average common shares outstanding, assuming dilution	89,446,917	88,887,812	69,462,798

Net income (loss) per share, basic	$0.11	$0.43	$(0.44)
Net income (loss) per share, assuming dilution	$0.11	$0.43	$(0.44)

Basic net income (loss) per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Net income (loss) per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted stock awards, restricted stock units and performance stock units. All potentially dilutive common shares were excluded from the diluted loss per share calculation for fiscal 2016 because the Company was in a net loss position and their effect would have been antidilutive
When calculating diluted net income per share, the ASC requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number would be different from outstanding stock options because it is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.
Approximately 1.4 million, 1.7 million and 4.3 million of outstanding stock awards for fiscal 2018, 2017 and 2016, respectively, were excluded from the diluted income (loss) per share calculation because their effect was antidilutive.

6.    Allowance for Doubtful Accounts
Allowance for doubtful accounts consists of the following at December 31:

	2018	2017	2016
Beginning balance	$5.4	$4.0	$4.4
Provision for doubtful accounts	5.1	5.4	3.7
Recovery of bad debts	1.9	—	—
Write-offs of bad debt	(8.1)	(4.6)	(4.1)
Other	0.3	0.6	—
Balance at December 31,	$4.6	$5.4	$4.0

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31:

	2018	2017
Prepaid insurance	$7.8	$5.9
Prepaid expenses	21.3	16.4
Other receivables and current assets	6.4	6.8
Parts and supplies inventory	9.3	8.8
	$44.8	$37.9

8.    Derivative Instruments and Hedging Activities
The following table summarizes the fair value of derivative instruments recorded in our consolidated balance sheets at December 31:

	Balance Sheet Location	2018	2017
Derivatives Designated as Hedging Instruments
2017 interest rate caps	Other assets	$0.7	$—
2017 interest rate caps	Other long-term liabilities	—	(0.4)
Derivatives Not Designated as Hedging Instruments
2016 interest rate caps	Prepaid expenses and other current assets	5.8	0.9
2016 interest rate caps	Other assets	—	2.8
Total derivatives		$6.5	$3.3
The Company has not offset fair value amounts recognized for its derivative instruments.
Interest Rate Caps
In November 2017, the Company entered into two interest rate cap agreements as cash flow hedges to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. These interest rate caps become in the money when one month LIBOR rates exceed 2.25%. The Company has applied hedge accounting to the interest rate caps; therefore, changes in the fair value of the interest rate caps are recorded in other comprehensive income (loss), net of tax in the consolidated statements of comprehensive income (loss). The interest rate caps commence in 2019 and expire in 2021. The Company will pay the $4.9 premium on the caps in monthly installments beginning in October 2019. The notional value of the contracts aggregated were $600.0 as of December 31, 2018 and will remain constant through maturity in 2021. The Company recorded a gain related to the 2017 interest rate caps of $1.0 for fiscal 2018 of which the effective portion of $0.4 was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive income (loss) and the ineffective portion of $0.6 was recorded in other income, net in the condensed consolidated statement of operations. The Company recorded a loss related to the 2017 interest rate caps of $0.4 in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive income (loss) for fiscal 2017.

In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. These interest rate caps become in the money when three month LIBOR rates exceed 1.5%. The Company began paying the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other income (expense), net in the consolidated statements of operations. The notional value of the contracts aggregated were $800.0 as of December 31, 2018 and will remain constant through maturity in September 2019. The Company recorded a gain related to the 2016 interest rate caps of $5.7 in other income, net in the condensed consolidated statement of operations for fiscal 2018. The Company recorded a loss related to the 2016 interest rate caps of $0.5 in other income, net in the condensed consolidated statement of operations for fiscal 2017. The

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Company recorded a gain related to the 2016 interest rate caps of $2.3 in other income, net in the condensed consolidated statement of operations for fiscal 2016.

9.    Property and Equipment, Net
Property and equipment, net consist of the following at December 31:

	2018	2017
Land	$217.0	$209.1
Landfill site costs	1,542.9	1,465.7
Vehicles	736.7	680.3
Containers	304.3	294.4
Machinery and equipment	210.1	185.4
Furniture and fixtures	34.1	30.1
Building and improvements	196.9	188.7
Construction in process	60.1	30.6
	3,302.1	3,084.3
Less: Accumulated depreciation on property and equipment	(785.5)	(679.3)
Less: Accumulated landfill airspace amortization	(755.2)	(676.2)
	$1,761.4	$1,728.8
Gross assets under capital lease amount to approximately $143.8 and $108.1 at December 31, 2018 and 2017, respectively. Accumulated amortization for capital leases at December 31, 2018 and 2017 was $42.5 and $26.2, respectively. Amortization expense of assets under capital lease was $17.3, $11.6 and $7.3 for fiscal 2018, 2017 and 2016, respectively.

Depreciation, landfill amortization and depletion expense was $231.2, $228.2 and $204.3 for fiscal 2018, 2017 and 2016, respectively.

10.     Landfill Accounting
Liabilities for final closure and post-closure costs consist of the following for the years ended December 31:

	2018	2017
Balance at January 1	$225.9	$191.1
Increase in retirement obligation	9.7	9.7
Accretion of closure and post-closure costs	17.0	15.4
Acquisition	4.9	28.3
Asset retirement obligation adjustments	10.7	2.1
Costs incurred	(20.2)	(20.7)
	248.0	225.9
Less: Current portion	(18.6)	(20.2)
Balance at December 31	$229.4	$205.7

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

11.    Other Intangible Assets, Net and Goodwill
Intangible assets, net consist of the following at December 31:

	2018
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$5.9	$(3.4)	$—	$2.5	3.5
Tradenames	15.5	(7.6)	—	7.9	12.2
Customer lists and contracts	519.9	(275.7)	—	244.2	13.4
Operating permits	2.3	—	—	2.3	N/A
Above/below market leases	0.4	(0.2)	—	0.2	7.6
	$544.0	$(286.9)	$—	$257.1

	2017
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$5.4	$(2.6)	$—	$2.8	2.3
Tradenames	15.5	(6.9)	—	8.6	12.9
Customer lists and contracts	525.5	(238.0)	(13.0)	274.5	12.8
Operating permits	2.5	—	—	2.5	N/A
Above/below market leases	0.4	(0.1)	—	0.3	8.6
	$549.3	$(247.6)	$(13.0)	$288.7
Amortization expense recorded on intangible assets for the years ended December 31, 2018, 2017 and 2016 was $39.3, $41.6 and $42.6, respectively.
Future amortization expense for intangible assets for the year ending December 31 is estimated to be:

2019	$33.3
2020	30.7
2021	30.3
2022	28.0
2023	11.6
Thereafter	123.2
$257.1

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Goodwill	Accumulated Impairment	Goodwill, Net
December 31, 2016	$1,267.6	$(93.7)	$1,173.9
Acquisition	35.2	—	35.2
Disposition of businesses	(0.9)	—	(0.9)
December 31, 2017	1,301.9	(93.7)	1,208.2
Acquisition	7.0	—	7.0
Purchase price adjustments	(0.1)	—	(0.1)
December 31, 2018	$1,308.8	$(93.7)	$1,215.1

12.    Accrued Expenses
Accrued expenses consist of the following at December 31:

	2018	2017
Accrued compensation and benefits	$36.3	$30.9
Accrued waste disposal costs	41.9	42.1
Accrued insurance and self-insurance reserves	13.2	13.2
Accrued severance	0.4	1.5
Other accrued expenses	25.9	25.3
	$117.7	$113.0

13.    Long-Term Debt
Long-term debt consists of the following at December 31:

	2018	2017
Revolving line of credit with lenders, interest at base rate plus margin, as defined (6.69% and 6.25% at December 31, 2018 and 2017, respectively) due quarterly; balance due at maturity in 2021	$37.0	$29.0
Term loans; quarterly principal payments commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,387.5	1,460.0
Senior notes payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024.	425.0	425.0
Capital lease obligations, interest rates between 3.70% and 7.73%, maturing through 2024	69.2	63.9
Other debt	9.5	11.8
	1,928.2	1,989.7
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(25.2)	(31.4)
Less: Current portion	(85.9)	(74.1)
	$1,817.1	$1,884.2

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Annual aggregate principal maturities at December 31, 2018 are as follows:

2019	$48.9
2020	39.8
2021	63.5
2022	18.4
2023	1,329.9
Thereafter	427.7
$1,928.2

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

Borrowings under the Company's Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2018 and 2017, the Company had $37.0 and $29.0 in borrowings outstanding under its Revolving Credit Facility. As of December 31, 2018 and 2017, the Company had an aggregate of approximately $32.3 and $39.3 of letters of credit outstanding under its Senior Secured Credit Facilities. As of December 31, 2018 and 2017, the Company had remaining capacity under its Revolving Credit Facility of $230.7 and $231.7, respectively. As of December 31, 2018, the Company was in compliance with the covenants under the Senior Secured Credit Facilities. The Company's ability to maintain compliance with its covenants will be highly dependent on results of operations and, to the extent necessary, its ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of fees for 2018, 2017 and 2016 were not significant. The Company is subject to a maximum total net leverage ratio of 6.8:1.0.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

subsidiaries that guarantee the Amended and Restated Credit Agreement. As of December 31, 2018, the Company was in compliance with the covenants under the Indenture.
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
Original Issue Discount and Debt Issuance Costs
During fiscal 2018, the Company prepaid $57.5 of principal on its Term Loan B and as a result, recorded $0.9 of losses on extinguishments of debt.
In November 2017, the Company repriced its Term Loan B and as a result, recorded $3.7 of losses on extinguishments and modifications of debt.
When the Company refinanced the Term Loan B facility in November 2017, 93% was accounted for as a modification and 7% was accounted for as an extinguishment based on an analysis of the participation of each lender in the syndicate before and after the repricing. As a result of the 7% that was accounted for as an extinguishment, $1.9 of the unamortized original issue discount and deferred debt issuance costs were recorded as a loss on extinguishment of debt. In relation to the modification, the Company incurred $1.8 of third party fees which were recorded as a loss on modification of debt. the Company incurred $0.1 of third party fees related to new lenders in the syndicate which were recorded as a reduction to the carrying value of debt and are being amortized to interest expense using the effective interest method.
In fiscal 2016, the Company recorded $64.7 of losses on extinguishments and modifications of debt as follows:
In October of fiscal 2016, The Company prepaid $326.0 of its Existing Term Loan B with its initial public offering proceeds and recorded a loss on extinguishment of debt of $8.3 for unamortized original issue discount and debt issuance costs.
When the Company refinanced its Term Loan B facility in November 2016, 95% was accounted for as a modification and 5% was accounted for as an extinguishment based on an analysis of the participation of each lender in the syndicate before and after the refinancing. As a result of the 5% that was accounted for as an extinguishment, $1.5 of the unamortized original issue discount and deferred debt issuance costs were recorded as a loss on extinguishment of debt. In relation to the modification, the Company incurred $15.2 of third party fees which were recorded as a loss on modification of debt. The Company incurred $1.3 of third party fees related to new lenders in the syndicate which were recorded as a reduction to the carrying value of debt and are being amortized to interest expense using the effective interest method. Additionally, the Company recorded $3.8 of original issue discount as a reduction to the carrying value of debt and it is being amortized to interest expense using the effective interest method.
When the Company amended its Revolver in November 2016, the Company incurred $0.3 in third party financing fees which were recorded as an other long term asset and are being amortized to interest expense on a straight line basis over the term of the Revolver.
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
In November of fiscal 2016 when the Company issued $425.0 of 5.625% Senior Notes due 2024, the Company incurred $6.5 in debt issuance costs which were recorded as a reduction to the carrying value of debt and are being amortized to interest expense using the effective interest method.
In December of fiscal 2016, the Company prepaid $20.0 of its new Term Loan B and recorded a loss on extinguishment of debt of $0.4.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Fair Value of Debt
The fair value of the Company’s debt is estimated based on rates the Company would currently pay for similar types of instruments (Level 2 inputs). Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of December 31, 2018 and 2017 respectively.
The estimated fair value of the Company's debt is as follows at December 31:

	2018	2017
Revolving Credit Facility	$37.0	$29.0
Senior Notes	418.6	435.1
Term Loan B Facility	1,332.0	1,467.3
	$1,787.6	$1,931.4
The carrying value of the debt at December 31, 2018 is approximately $1,849.5 compared to $1,914.0 at December 31, 2017.

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

The following table summarizes the Company's unconditional purchase commitments as of December 31, 2018:

2019	$32.8
2020	10.5
2021	9.5
2022	6.4
2023	4.3
Thereafter	56.1
$119.6

14.    Leases
The Company leases certain facilities under operating lease agreements. Future minimum lease payments as of December 31, 2018 for noncancelable operating leases that have initial or remaining terms in excess of one year are as follows:

2019	$5.2
2020	4.4
2021	2.9
2022	2.4
2023	1.7
Thereafter	21.2
$37.8
The total rental expense for all operating leases for the years ended December 31, 2018, 2017 and 2016 was $10.1, $10.9 and $9.4, respectively.
Direct rental expense, consisting of rental expense at operating locations, is included in operating expenses, and rental expense for corporate offices is included in selling, general and administrative expenses in the consolidated statements of operations.

15.    Stockholders' Equity and Stock Awards
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
During fiscal 2016, the Board of Directors of the former parent amended the 2012 Plan to allow for the grant of performance shares, restricted shares, restricted share units, and other equity awards in addition to stock options and stock purchase rights as originally provided for under the 2012 Plan. Upon completion of the Company's initial public offering during the fourth quarter of fiscal 2016, no further awards will be issued under the 2012 Plan.
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
Stock Option Grants
The fair value of the options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	2018	2017	2016
Average expected term (years)	6.3	6.2	6.3
Risk-free interest rate	2.69% - 2.71%	1.93% - 2.16%	1.22% - 1.47%
Expected volatility	18%	18.0% - 19.0%	30.0%
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

Stock Option Grants
During fiscal 2018, there were 487,783 annual options granted under the 2016 Plan for employees other than the Named Executive Officers ("NEOs"). Each option had an estimated fair value of $5.60 per option on the date of grant and each option had an exercise price of $22.16. The options will vest 20% on date of grant and 20% in four equal installments over each of the first four anniversaries of the date of the grant. The contractual term of each option is 10 years.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

During fiscal 2018, there were 185,867 NEO options granted under the 2016 Plan. Each option had an estimated fair value of $5.75 per option on the date of grant and each option had an exercise price of $22.16. The options will vest in full on the third anniversary of the date of the grant. The contractual term of each option is 10 years.
Stock Options Outstanding
A summary of the stock options outstanding for the year ended December 31, 2018 (in millions, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2018	3,738,909	$20.10
Granted	673,650	22.16
Exercised	(169,887)	18.14
Expired or forfeited	(92,560)	21.30
Outstanding at December 31, 2018	4,150,112	20.48	7.16
Exercisable at December 31, 2018	1,836,125	$19.83	5.90
The weighted-average grant-date fair value of options granted per share was $5.64, $5.35 and $6.57 during 2018, 2017, and 2016, respectively. The total fair value of options vested was $5.1, $5.1 and $3.6 during fiscal 2018, 2017, and 2016, respectively. The intrinsic value of the options outstanding at December 31, 2018 was approximately $14.4. The intrinsic value of options exercised during fiscal 2018 was $1.0. The intrinsic value of exercisable options at December 31, 2018 was approximately $7.6.
Restricted Stock Grants
During fiscal 2018, there were 22,565 restricted stock awards granted under the 2016 Plan to non-employee directors with a weighted average grant date fair value $22.16 per share. The restricted stock awards will vest in full on the third anniversary of the date of the grant.
A summary of the status of non-vested restricted stock awards as of December 31, 2018, including changes during fiscal 2018 is presented below:

	Number of Shares	Weighted - Average Grant Price
Nonvested at January 1, 2018	53,133	$23.30
Granted	22,565	22.16
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	75,698	$22.96

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Restricted Stock Unit Grants
During fiscal 2018, there were 93,353 NEO restricted stock units granted under the 2016 Plan with a fair value of $22.16 per share. The restricted stock units will vest in full on the third anniversary of the date of the grant.
A summary of the status of non-vested restricted stock units as of December 31, 2018, including changes during fiscal 2018 is presented below:

	Number of Units	Weighted - Average Grant Price
Nonvested at January 1, 2018	350,465	$18.58
Granted	93,353	22.16
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2018	443,818	$19.33
Performance Stock Unit Grants
During fiscal 2018, there were 96,455 NEO performance stock units (PSUs) granted under the 2016 Plan with a fair value of $22.16 per share. The PSUs will vest in full on the third anniversary of the date of the grant. The PSUs shall be measured based on the Company's budget and are weighted as follows: Adjusted EBITDA: 50%; Adjusted EBITDA less capital expenditures: 30%; and Revenue: 20%. The measurement criteria begins with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSUs granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSUs granted. Performance will be measured separately for each of the three years in the performance period and the total number of PSUs earned at the conclusion of the three-year performance period will be the sum of the PSUs earned with respect to each individual year.
A summary of the status of non-vested performance stock units as of December 31, 2018, including changes during fiscal 2018 is presented below:

	Number of Units	Weighted - Average Grant Price
Nonvested at January 1, 2018	122,050	$22.82
Granted	96,455	22.16
Vested	—	—
Forfeited	(5,122)	22.49
Nonvested at December 31, 2018	213,383	$22.53
Compensation Expense
Compensation expense is recognized ratably over the vesting period for those awards that vest. For fiscal 2018, 2017 and 2016, the Company recognized share-based compensation expense as a component of selling, general and administrative expenses of $11.2, $9.7 and $5.5, respectively. As of December 31, 2018, the Company estimates that a total of approximately $10.5 of currently unrecognized compensation expense will be recognized over a weighted average period of approximately 1.84 years for unvested awards issued and outstanding.
Payment to Former Director
During fiscal 2017, the Company made the final payment to a former director under an equity compensation arrangement in the amount of $6.2.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

16.    Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property damage, workers’ compensation claims, directors’ and officers’ liability, pollution liability, employee group health claims and other coverages that are customary in the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2018, the Company’s insurance programs carried self-insurance exposures of up to $0.5, $1.0 and $0.8 per incident for general liability, automobile and workers’ compensation, respectively. Certain self-insurance claims reserves are recorded at present value using a 2.46% and a 1.98% discount rate as of December 31, 2018 and 2017, respectively.
The Company has a partially self-insured employee group health insurance program that carries an aggregate stop loss amount. The amount recorded for the health insurance liability at December 31, 2018 and 2017 for unpaid claims, including an estimate for IBNR claims, was $3.1 and $3.5, respectively. Liabilities are recorded gross of expected recoveries.
The self-insured portion of workers’ compensation liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for workers’ compensation liability at December 31, 2018 and 2017 for unpaid claims, including an estimate for IBNR claims, is $21.4 and $21.8, respectively.
The self-insured portion of general liability and automobile liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for general and automobile liability at December 31, 2018 and 2017 for unpaid claims, including an estimate for IBNR claims, was $18.6 and $20.7, respectively.
Of the above amounts, $16.4 and $16.7 is included in accrued expenses and the remainder is included in other long-term liabilities at December 31, 2018 and 2017, respectively.

17.    Benefit Plans
The Company has 401(k) Savings Plans (“401(k) Plan”) for the benefit of qualifying full-time employees who have more than 90 days of service and are over 21 years of age. Employees make pre-tax contributions to the 401(k) Plan with a partial matching contribution made by the Company. The Company’s matching contributions to the 401(k) Plan were $3.7, $3.5 and $3.5 for fiscal 2018, 2017 and 2016, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.
The Company is a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. Approximately 14% of the Company’s workforce is subject to a collective bargaining agreement and two of the collective bargaining agreements will expire within one year. The risks of participating in the multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if the Company chooses to stop participating in any of the multiemployer plans, it may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. During fiscal 2018, the Southwest Pennsylvania & Western Maryland Area Teamsters & Employers Pension Fund agreed to use September 30, 2018 as the termination date for the Company's contribution obligation to this multiemployer pension plan and the Company estimated and recorded a withdrawal liability of $0.8. The total contributions made to all plans for fiscal 2018 was $5.9, of which $5.0 is related to plans considered to be individually significant that are included in the table below, $0.8 relates to the withdrawal liability and $0.1 is related to plans that are not considered to be individually significant.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table outlines the Company's participation in multiemployer plans considered to be individually significant:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (B)	Contributions			Expiration Date of Collective- Bargaining Agreement
		2017	2016		2018	2017	2016
Suburban Teamsters of Northern IL Pension Fund	36-6155778-001	Endangered as of 1/1/2017	Endangered as of 1/1/2016	Implemented	$0.6	$0.6	$0.7	1/31/2024
Pension Fund of Automobile Mechanics Local No. 701	36-6042061-001	Endangered as of 1/1/2017	Endangered as of 1/1/2016	Implemented	$0.2	$0.2	$0.2	12/31/2023
Local 731 Private Scavengers and Garage Attendants Pension Fund	36-6513567-001	Not Endangered or Critical as of 10/1/2017	Not Endangered or Critical as of 10/1/2016	Implemented	$1.8	$1.8	$1.8	9/30/2023
Midwest Operating Engineers Pension Fund	36-6140097-001	Endangered as of 4/1/2017	Endangered as of 4/1/2016	Implemented	$0.9	$0.7	$0.7	9/30/2019
Teamsters Local Union No. 301 Union Pension Fund (A)	36-6492992-001	Not Endangered or Critical as of 1/1/2017	Not Endangered or Critical as of 1/1/2016	No	$1.1	$1.0	$1.0	9/30/2023
Central States Southeast and Southwest Areas Pension Fund	36-6044243-001	Critical as of 1/1/2017	Critical and Declining Status as of 1/1/2016	Implemented	$0.2	$0.2	$0.2	1/31/2019
Local 705 Int’l Brotherhood of Teamsters Pension TR. FD.	36-6492502-001	Critical as of 1/1/2017	Critical as of 1/1/2016	Implemented	$0.2	$0.2	$0.2	N/A

(A)	The employers' contributions to the plan represent greater than 5% of the total contributions to the plan for the most recent plan year available.

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

18.    Income Taxes
The components of the expense (benefit) from income taxes are comprised of the following for the years ended December 31:

	2018	2017	2016
Current
Federal	$(3.2)	$(1.1)	$(0.1)
State	3.2	1.2	0.5
	—	0.1	0.4
Deferred
Federal	6.2	(44.8)	(23.4)
State	(1.6)	3.5	(2.7)
	4.6	(41.3)	(26.1)
Expense (benefit) from income taxes	$4.6	$(41.2)	$(25.7)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

For fiscal 2018, 2017 and 2016, the federal statutory rate in effect was 21%, 35% and 35%, respectively. A reconciliation between the expense or benefit from income taxes and the expected tax expense or benefit using the federal statutory rate in effect for the years ended December 31 is as follows:

	2018	2017	2016
Amount computed using statutory rates	$3.0	$(1.0)	$(19.6)
State income taxes, net of federal benefit	(1.8)	(3.3)	(6.0)
Benefit from stock option exercises	—	—	(4.3)
Net effect of changes in tax rates	—	(0.3)	(0.7)
Uncertain tax positions and interest	0.5	0.5	0.4
Nondeductible expenses	0.5	1.5	1.2
Net effect of change in U.S. Tax Law	—	(40.4)	—
Other	0.2	0.6	(0.2)
Valuation allowance	2.2	1.2	3.5
Expense (benefit) from income taxes	$4.6	$(41.2)	$(25.7)
The Company’s deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax basis of the Company’s assets and liabilities at December 31:

	2018	2017
Deferred tax assets
Allowance for doubtful accounts	$1.2	$1.4
Insurance reserve	12.5	11.8
Net operating loss	100.7	103.4
Capital loss carryforward	—	42.8
Accrued bonus and vacation	4.1	4.5
Stock compensation	6.0	3.7
Tax credits	1.7	3.1
Other	12.0	11.9
Total deferred tax assets	138.2	182.6
Valuation allowance	(15.4)	(60.0)
Deferred tax assets less valuation allowance	122.8	122.6
Deferred tax liabilities
Fixed asset basis	(82.9)	(66.4)
Intangible basis	(70.9)	(73.9)
Landfill and environmental remediation liabilities	(52.3)	(62.0)
Other	(7.8)	(8.9)
Deferred tax liabilities	(213.9)	(211.2)
Net deferred tax liability	$(91.1)	$(88.6)

On December 22, 2017, the Tax Cut and Jobs Act (the "Act") was signed into law. In accordance with SAB-118, the Company recognized the estimated impact of this legislation as a component of the benefit for income taxes during the fourth quarter of 2017. During the fourth quarter of 2018, the company completed its analysis of the impacts of the Act, and no additional impacts were identified.
The amounts recorded as deferred tax assets as of December 31, 2018 and 2017 represent the amount of tax benefits of existing deductible temporary differences or net operating loss ("NOL") carryforwards. Realization of deferred tax assets is dependent

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

upon the generation of sufficient taxable income prior to expiration of any loss carryforwards. The Company has established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carryforwards. A valuation allowance has been recorded against deferred tax assets as of December 31, 2018 in the amount of $15.4. The valuation allowance for the year ended December 31, 2017 was $60.0. During 2018, the recorded valuation allowance was reduced by $42.8 due to the expiration of the Company's capital loss carryforward and $4.0 due to changes in New Jersey tax law. These reductions resulted in no net impact to the fiscal 2018 recorded provision for income taxes. While the company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.
The Company had available federal NOL carryforwards of approximately $349.1 and $344.1 at December 31, 2018 and 2017 respectively. The Company’s federal NOLs have expiration dates beginning in the year 2021 through 2036 if not utilized against taxable income.
With the completion of the IPO in the fourth quarter of 2016, the Company experienced an ownership change pursuant to Section 382 of the Internal Revenue Code ("IRC"). This limitation is not expected to have an impact in the Company's ability to fully utilize its NOLs before expiration. Additionally, the Company has grown through a series of acquisitions and mergers and has had historic change of control events that resulted in limitations on the utilization of certain NOLs. Approximately $60.0 of the NOLs are limited under the SRLY rules of the IRC. These NOLs are only available to be utilized against taxable income of the HWStar Waste Holdings Corp. and subsidiaries thereof, a wholly-owned subsidiary of the Company. At this time, the Company expects to utilize these NOLs.
A predecessor of the Company had a transaction on November 1, 2005 that was treated as a reorganization. The Company estimates that it is subject to an annual limitation of approximately $4.2 on NOLs of approximately $30.8 originating prior to November 1, 2005.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Balance at January 1,	$27.5	$7.5	$7.3
Additions based on tax positions of prior years	—	20.4	0.1
Change to prior tax positions due to tax rate changes	—	(0.4)	—
Additions based on tax positions of current year	0.1	—	0.1
Balance at December 31,	$27.6	$27.5	$7.5
These liabilities are included as a component of other liabilities and deferred income taxes in the Company's consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of December 31, 2018, $25.8 of the net unrecognized benefit, if recognized in future periods, would impact the Company's effective rate.
The Company recognizes interest expense related to unrecognized tax benefits in tax expense. During the tax years ended December 31, 2018, 2017 and 2016, respectively, the Company recognized approximately $0.4, $0.5, and $0.2, respectively, of such interest expense as a component of the “Provision for Income Taxes”.
The Company had approximately $3.2 and $2.8 of accrued interest and $0.6 and $0.5 of accrued penalties in its balance sheet as of December 31, 2018 and 2017, respectively.

The Company and its subsidiaries are subject to income tax in the United States at the federal, state and local jurisdictional levels. The company has open tax years dating back to 2003. During 2018, the state of Florida completed an audit of the company's 2014-2016 tax years with no changes identified. Prior to the acquisition, Veolia ES Solid Waste division was part of a consolidated group and is still subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities.

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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company’s assets and liabilities that are measured at fair value on a recurring basis approximate the following:

	Fair Value Measurement at December 31, 2018 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$6.8	$6.8	$—	$6.8
Derivative instruments - Asset position	6.5	—	6.5	6.5
Total recurring fair value measurements	$13.3	$6.8	$6.5	$13.3

	Fair Value Measurement at December 31, 2017 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$6.8	$6.8	$—	$6.8
Derivative instruments - Asset position	3.7	—	3.7	3.7
Derivative instruments - Liability position	(0.4)	—	(0.4)	(0.4)
Total recurring fair value measurements	$10.1	$6.8	$3.3	$10.1

 Refer to Note 13, Long-Term Debt for disclosures regarding the fair value of long-term debt.

20.    Commitments and Contingencies

Financial Instruments
Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To secure its obligations, the Company has provided customers, various regulatory authorities and the Company’s insurer with such bonds totaling to approximately $774.0 and $749.2 as of December 31, 2018 and 2017, respectively. The majority of these obligations expire each year and are automatically renewed. Additionally, letters of credit have been issued to fulfill such obligations and are included in the total letters of credit outstanding disclosed in Note 13, Long-Term Debt, in the notes to the consolidated financial statements herein.    The Company has an obligation as part of the purchase of one of its C&D landfills for payments of 6% of net revenue generated from the landfill that began at the commencement of landfill operations and continues through the life of the landfill.

Landfill Remediation
In May 2018, the Company observed surface anomalies in specific areas of a landfill. Based on estimates at that point, the required engineering enhancements related to the leachate and gas infrastructure and reconstruction of specific storm and surface water control systems was accrued in the consolidated balance sheet. In September 2018, the Company received a proposed consent order, from a state environmental regulatory agency, outlining further conditions required to be met. The Company reviewed the conditions required per the proposed consent order and based on the Company’s best estimates, has accrued, in the consolidated balance sheet, cost for an enhanced de-watering system and the removal, treatment, and disposal of leachate at the site. Further, for the year ended December 31, 2018, the Company recorded operating expenses to redirect waste to third-party sites that the Company was contractually obligated to accept at its site, resulting in additional disposal and transportation costs incurred. The waste redirection ceased on December 31, 2018, due to the expiration of these contractual

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

obligations. See the table below for an outline of the expenses incurred for the year ended December 31, 2018:

	2018	Financial Statement Presentation
Remediation Accrual Estimates	$16.2	Operating Expense and Consolidated Balance Sheet
Third Party Waste Redirection	7.2	Operating Expense
	$23.4

As of December 31, 2018, $4.8 of expenditures related to the remediation accrual estimates have been incurred and $11.4 remains on the consolidated balance sheet. This amount could increase or decrease as a result of actual costs incurred to completion. The Company expects the remaining expenditures to be incurred through fiscal 2022.

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

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. During fiscal 2018 and 2017, the Company recorded a charge in operating expenses of $0.1 and $11.1, respectively. These charges were recorded to adjust the reserve related to this matter to the remaining probable costs to relocate displaced material and restore infrastructure, net of insurance recoveries; this amount could increase or decrease as a result of actual costs incurred to completion. The Company has incurred expenditures of $8.3, net of insurance recoveries, as of December 31, 2018 related to this matter.
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

21.    Restructuring
For fiscal 2017, the Company incurred $3.4 of restructuring costs related to elimination of positions at the corporate office. Of the $3.4 of restructuring charges, $2.1 related to the acceleration of stock-based compensation and $1.3 related to severance expense.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The costs associated with the actions described above are included in accrued expenses in the accompanying consolidated financial statements and include the amounts as follows:

	2018	2017	2016
Beginning balance	$1.5	$1.0	$2.2
Expense	0.1	3.4	0.8
Cash expenditures
Severance and relocation	(1.1)	(0.7)	(1.4)
Other	—	(0.1)	(0.6)
Non-cash acceleration of options	—	(2.1)	—
Ending balance	$0.5	$1.5	$1.0

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
Summarized financial information concerning the Company's reportable segments for fiscal 2018, 2017 and 2016 is shown in the following table:

	Services Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
2018
South	$609.2	$77.9	$85.1	$70.1	$1,261.4
East	400.5	22.5	79.8	59.4	837.4
Midwest	548.5	72.7	101.1	54.1	1,379.9
Corporate	—	(71.4)	4.5	5.0	49.6
	$1,558.2	$101.7	$270.5	$188.6	$3,528.3
2017
South	$570.5	$89.8	$85.0	$65.0	$1,219.7
East	380.2	(1.5)	76.8	57.0	837.6
Midwest	556.9	71.7	98.9	62.7	1,400.2
Corporate	—	(69.9)	9.1	1.9	35.8
	$1,507.6	$90.1	$269.8	$186.6	$3,493.3
2016
South	$522.3	$91.7	$75.2	$64.5	$1,172.8
East	347.7	25.8	71.7	46.8	751.4
Midwest	534.6	78.3	91.5	55.8	1,415.0
Corporate	—	(63.9)	8.5	3.9	30.7
	$1,404.6	$131.9	$246.9	$171.0	$3,369.9

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Year Ended December 31,
	2018	2017 (1)
Residential Collection Revenue	$402.9	$395.9
Commercial Collection Revenue	376.3	372.1
Rolloff Collection Revenue	256.6	248.9
Disposal Revenue	271.2	268.7
Fuel and Environmental Charges	115.5	99.2
Sale of Recyclables	16.9	30.9
Other Revenue (2)	118.8	91.9
Total Service Revenue	$1,558.2	$1,507.6
(1) Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
(2) Refer to Note 3, Revenue Recognition, for definition of other revenue.

23.    Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 is as follows:

	2018	2017	2016
Cash paid for interest	$89.2	$86.2	$119.4
Cash paid for taxes	$2.7	$1.4	$1.5
Assets acquired under capital lease	$36.7	$45.2	$26.6

24.    Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of stockholders' equity, are as follows:

Gains and (Losses) on Derivative Instruments
Balance, December 31, 2015	—
Other comprehensive income before reclassifications, net of tax	—
Net current period other comprehensive income	—
Balance, December 31, 2016	—
Other comprehensive loss before reclassifications, net of tax	(0.4)
Net current period other comprehensive loss	(0.4)
Balance, December 31, 2017	(0.4)
Other comprehensive income before reclassifications, net of tax	0.4
Net current period other comprehensive income	0.4
Balance, December 31, 2018	$—

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The significant amounts either added to or reclassified out of each component of accumulated other comprehensive income (loss) are included in the tables below:

	Amount of Derivative Gain (loss) Recognized in OCI – Effective for the Years Ended December 31,
	2018	2017	2016
Derivatives Designated as Cash Flow Hedges
Interest rate caps	$0.4	$(0.4)	$—
Total before tax	0.4	(0.4)	—
Tax expense	—	—	—
Net of tax	$0.4	$(0.4)	$—

25.    Equity Method Investment

On November 20, 2012, in connection with a larger acquisition, ADS acquired a 50% equity stake in Sanitation Services Company Limited (“SS”) for approximately $9.5 million. SS is a Bahamas-based oil pumping, landscaping, garbage collection, janitorial, excavation and container rental services company. The Company uses the equity method to account for its 50% financial interest in SS. Equity in earnings was $1.2 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively, and is recorded in Other Income, net on the Consolidated Statements of Operations. The investment balance was $10.0 and $9.5 as of December 31, 2018 and 2017, respectively and is recorded in Other Assets on the Consolidated Balance Sheets.

Summarized balance sheet information for SS consists of the following at December 31:

(in millions)	2018	2017
Current assets	$2.6	$3.2
Noncurrent assets	6.1	5.1
Current liabilities	0.8	0.8
Noncurrent liabilities	$4.7	$4.4

Summarized statement of operations information for SS consists of the following for the year ended:

(in millions)	2018	2017
Service revenue	$12.4	$12.3
Operating income	2.3	3.4
Income before income taxes	2.3	3.3
Net income	$2.3	$3.3

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

26.    Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the respective quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Operating revenues	$364.7	$398.1	$400.6	$394.8
Income from operations	$20.0	$35.0	$17.5	$29.2
Consolidated net income (loss)	$2.1	$9.7	$(4.9)	$2.5
Basic income (loss) per share	$0.02	$0.11	$(0.06)	$0.03
Diluted income (loss) per share	$0.02	$0.11	$(0.06)	$0.03
2017
Operating revenues	$347.4	$383.1	$392.7	$384.4
Income from operations	$11.3	$24.1	$29.7	$25.0
Consolidated net (loss) income (a)	$(7.0)	$(0.2)	$3.5	$42.0
Basic (loss) income per share	$(0.08)	$—	$0.04	$0.47
Diluted (loss) income per share	$(0.08)	$—	$0.04	$0.47

(a) Due to the enactment of the Tax Cuts and Jobs Act (the "Act") in the fourth quarter of fiscal 2017, the Company's fourth quarter financial results included a $40.5 non-cash tax benefit, primarily resulting from revaluing its net deferred tax assets, liabilities, and certain associated valuation allowances to reflect the recently enacted 21% federal corporate tax rate.

27.    New Accounting Standards Pending Adoption

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

In February 2016, the FASB issued ASU 2016-02, Leases, in July 2018 the FASB issued ASU 2018-11, Leases: Targeted Improvements and in December 2018 the FASB issued ASU 2018-20, Leases: Narrow Scope Improvements for Lessors. Lessees will be required to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors will be required to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required to increase transparency and comparability among organizations. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the standard is permitted; however, the Company will not early adopt the standard. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented or as of the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the standard by recognizing and measuring leases as of the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is assessing the provisions of this amended guidance and (i) formed an implementation team made up of internal personnel and third party consultants (ii) implemented a software solution to manage and account for leases under the new standard (iii) obtained feedback on the population of leases from business unit personnel (iv) analyzed payment activity and general ledger accounts to identify additional leases under the new standard and (v) assessed the impact of the new standard on its consolidated financial statements. The Company is still evaluating the impact of this amended guidance on its consolidated financial statements but does not anticipate any material changes to operating results or liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K), due to a material weakness in internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of certain control deficiencies in our internal control over financial reporting pertaining to the precision of the design and operating effectiveness of controls involving initiation and recording of revenue and related accounts receivable and deferred revenue at December 31, 2018, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018. This material weakness in our internal control over financial reporting did not identify or result in a material misstatement in the Company’s audited financial statements for the year ended December 31, 2018.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. They have also audited our consolidated financial statements included in this Annual Report on Form 10-K and have issued an unqualified opinion on our financial statements which appears with our accompanying consolidated financial statements.

Remediation
Management is addressing the material weakness identified and is designing additional processes and controls to ensure that control deficiencies contributing to the material weakness are remediated. The remediation plan includes enhancements to the precision of the evidence related to the controls being performed. Further, we expect to implement technology that will provide a more robust and efficient control environment.

We will work to remediate these deficiencies prior to the end of 2019. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting
Except for the material weakness, identified during the quarter, and described above, as of December 31, 2018, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15f or 15d-15f of the Securities Exchange Act of 1934) during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 22, 2019. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the sections entitled "Related Party Transactions" and "Independence of Board Members" in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

(1)	Consolidated Financial Statements.
Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements of this report.

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

10.34*
Executive Employment Agreement between the Company and Richard Burke, dated as of November 7, 2018

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.35*
Executive Employment Agreement between the Company and John Spegal, dated as of November 13, 2018

(Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.36*
Executive Employment Agreement between the Company and Steven Carn, dated as of November 14, 2018

(Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.37*
Executive Employment Agreement between the Company and Michael Slattery, dated as of November 7, 2018

(Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.38*
Executive Employment Agreement between the Company and Melissa Westerman, dated as of November 9, 2018

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

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
Date: February 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Each person signing below also hereby appoints Richard Burke, Steven R. Carn and Michael Slattery, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Advanced Disposal Services, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ Richard Burke	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Richard Burke

/s/ Steven R. Carn	Chief Financial Officer, Treasurer (Principal Financial Officer)	February 26, 2019
Steven R. Carn

/s/ Melissa Westerman	Chief Accounting Officer, Assistant Treasurer (Principal Accounting Officer)	February 26, 2019
Melissa Westerman

/s/ Michael Koen	Director	February 26, 2019
Michael Koen

/s/ Tanuja Dehne	Director	February 26, 2019
Tanuja Dehne

/s/ Ernest Mrozek	Director	February 26, 2019
Ernest Mrozek

/s/ Renae Conley	Director	February 26, 2019
Renae Conley

/s/ B. Clyde Preslar	Director	February 26, 2019
B. Clyde Preslar

/s/ Michael Hoffman	Director	February 26, 2019
Michael Hoffman