Form 10-Q
period 2019-03-31
Advanced Disposal Services, Inc.
filed 2019-04-30
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 18, 2019 was 88,827,384 shares.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth in "Risk Factors" in our 2018 Annual Report on Form 10-K and this Current Report on Form 10-Q.

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

•	risks associated with our substantial indebtedness and working capital deficit;

•	risks associated with our ability to implement our growth strategy as and when planned; and

•	the other risks described in the "Risk Factors" section of our 2018 Annual Report on Form 10-K and this Current Report of Form 10-Q.

In addition, on April 14, 2019, we entered into an Agreement and Plan of Merger with Waste Management, Inc., a Delaware corporation (“Parent”), and Everglades Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent. Actual results may vary materially from those expressed or implied by forward-looking statements based on a number of factors related to the pending acquisition of Advanced Disposal, including, without limitation (1) risks related to the consummation of the merger, including the risks that (a) the merger may not be consummated within the anticipated time period, or at all, (b) the parties may fail to obtain stockholder approval of the merger agreement, (c) the parties may fail to secure the termination or expiration of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (d) other conditions to the consummation of the merger under the merger agreement may not be satisfied; (2) the effects that any termination of the merger agreement may have on Advanced Disposal or its business, including the risks that (a) Advanced Disposal’s stock price may decline significantly if the merger is not completed, (b) the merger agreement may be terminated in circumstances requiring Advanced Disposal to pay Waste Management a termination fee, or (c) the circumstances of the termination, including the possible imposition of a 12-month tail period during which the termination fee could be payable upon certain subsequent transactions, may have a chilling effect on alternatives to the merger; (3) the effects that the announcement or pendency of the merger may have on Advanced Disposal and its business, including the risks that as a result (a) Advanced Disposal’s business, operating results or stock price may suffer, (b) Advanced Disposal’s current plans and operations may be disrupted, (c) Advanced Disposal’s ability to retain or recruit key employees may be adversely affected, (d) Advanced Disposal’s business relationships (including, customers and suppliers) may be adversely affected, or (e) Advanced Disposal’s management’s or employees’ attention may be diverted from other important matters; (4) the effect of limitations that the merger agreement places on Advanced Disposal’s ability to operate its business, return capital to stockholders or engage in alternative transactions; (5) the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against Advanced Disposal and others; (6) the risk that the merger and related transactions may involve unexpected costs, liabilities or delays; and (7) other economic, business, competitive, legal, regulatory, and/or tax factors.
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$7.6	$6.8
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $4.6, respectively	205.6	211.4
Prepaid expenses and other current assets	42.3	44.8
Total current assets	255.5	263.0
Other assets	53.3	31.7
Property and equipment, net of accumulated depreciation of $1,608.0 and $1,540.7, respectively	1,760.7	1,761.4
Goodwill	1,222.7	1,215.1
Other intangible assets, net of accumulated amortization of $294.6 and $286.9, respectively	258.7	257.1
Total assets	$3,550.9	$3,528.3
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$118.9	$107.8
Accrued expenses	120.0	117.7
Deferred revenue	71.3	72.5
Current maturities of landfill retirement obligations	18.6	18.6
Current maturities of long-term debt	84.3	85.9
Total current liabilities	413.1	402.5
Other long-term liabilities	94.9	76.7
Long-term debt, less current maturities	1,812.7	1,817.1
Accrued landfill retirement obligations, less current maturities	232.4	229.4
Deferred income taxes	88.3	91.1
Total liabilities	2,641.4	2,616.8
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 88,795,462 and 88,685,920 issued including shares held in treasury, respectively	0.9	0.9
Treasury stock at cost, 2,274 and 2,274 shares, respectively	—	—
Additional paid-in capital	1,507.7	1,501.7
Accumulated deficit	(597.5)	(591.1)
Accumulated other comprehensive loss	(1.6)	—
Total stockholders' equity	909.5	911.5
Total liabilities and stockholders' equity	$3,550.9	$3,528.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended March 31,
	2019	2018

Service revenues	$384.0	$364.7
Operating costs and expenses
Operating	249.6	236.1
Selling, general and administrative	49.7	45.6
Depreciation and amortization	65.9	64.7
Acquisition and development costs	0.7	0.2
Loss (gain) on disposal of assets and asset impairments	0.2	(1.9)
Total operating costs and expenses	366.1	344.7
Operating income	17.9	20.0
Other (expense) income
Interest expense	(26.0)	(23.0)
Other income, net	0.7	5.9
Total other expense	(25.3)	(17.1)
(Loss) income before income taxes	(7.4)	2.9
Income tax (benefit) expense	(1.4)	0.8
Net (loss) income	$(6.0)	$2.1

Net (loss) income attributable to common stockholders per share
Basic (loss) income per share	$(0.07)	$0.02
Diluted (loss) income per share	$(0.07)	$0.02
Basic average shares outstanding	88,721,612	88,515,854
Diluted average shares outstanding	88,721,612	89,021,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

(in millions)	Three Months Ended March 31,
	2019	2018

Net (loss) income	$(6.0)	$2.1
Change in fair value of interest rate caps, net of tax of $0.8 and ($0.7), respectively	(2.0)	2.2
Comprehensive (loss) income	$(8.0)	$4.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	88,685,920	$0.9	2,274	—	$1,501.7	$(591.1)	$—	$911.5
Net loss	—	—	—	—	—	(6.0)	—	(6.0)
Stock-based compensation	18,735	—	—	—	4.1	—	—	4.1
Stock option exercises	90,807	—	—	—	1.9	—	—	1.9
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.8	—	—	—	—	—	—	(2.0)	(2.0)
Impact of implementing new derivatives standard, net of tax of $0.2	—	—	—	—	—	(0.4)	0.4	—
Balance at March 31, 2019	88,795,462	$0.9	2,274	—	$1,507.7	$(597.5)	$(1.6)	$909.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(6.0)	$2.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	65.9	64.7
Change in fair value of derivative instruments	2.5	(5.3)
Amortization of debt issuance costs and original issue discount	1.3	1.6
Accretion on landfill retirement obligations	4.4	3.8
Other accretion and amortization	1.5	1.1
Provision for doubtful accounts	1.1	1.3
Loss (gain) on disposition of property and equipment	0.2	(1.9)
Stock based compensation	4.1	2.5
Deferred tax (benefit) expense	(1.6)	1.4
Earnings in equity investee	(0.8)	(0.5)
Changes in operating assets and liabilities, net of businesses acquired
Decrease in accounts receivable	5.9	7.3
Increase in prepaid expenses and other current assets	(0.1)	(0.5)
Decrease in other assets	1.9	0.4
Increase in accounts payable	2.9	5.3
(Decrease) increase in accrued expenses	(1.0)	3.6
(Decrease) increase in deferred revenue	(1.2)	0.1
Decrease in other long-term liabilities	(4.8)	(3.9)
Capping, closure and post-closure obligations	(3.7)	(4.6)
Net cash provided by operating activities	72.5	78.5
Cash flows from investing activities
Purchases of property and equipment and landfill construction and development	(32.5)	(34.8)
Proceeds from sale of property and equipment and insurance recoveries	1.0	1.6
Acquisition of businesses, net of cash acquired	(26.1)	(4.5)
Net cash used in investing activities	(57.6)	(37.7)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	58.0	10.0
Repayment on debt instruments, including finance leases	(74.0)	(51.4)
Proceeds from issuance of common stock	1.9	0.3
Net cash used in financing activities	(14.1)	(41.1)
Net increase (decrease) in cash and cash equivalents	0.8	(0.3)
Cash and cash equivalents, beginning of period	6.8	6.8
Cash and cash equivalents, end of period	$7.6	$6.5

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
Two acquisitions were completed during the three months ended March 31, 2019 for aggregate consideration consisting of a cash purchase price of $23.9 and notes payable of $1.0 subject to net working capital adjustments and other commitments, which are expected to be completed within approximately one year. Additionally, the Company made a $2.2 deferred purchase price payment during the three months ended March 31, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. Five acquisitions were completed during the three months ended March 31, 2018 for a cash purchase price of $4.5 and notes payable of $0.5. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition. Our acquisition accounting and valuation processes with respect to property and equipment, intangible assets, current liabilities and long-term liabilities related to acquisitions completed subsequent to October 1, 2018 are preliminary and subject to adjustments.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive (loss) income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12 which intends to address concerns through changes to hedge accounting guidance which will accomplish the following: a) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company's risk management activities; b) decrease the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness; c) enhance transparency, comparability and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and d) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company's adoption of this guidance during the first quarter of fiscal 2019 required a $0.4 adjustment to opening accumulated deficit, net of tax.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in July 2018 the FASB issued ASU 2018-11, Leases: Targeted Improvements, in December 2018 the FASB issued ASU 2018-20, Leases: Narrow Scope Improvements for Lessors and in March 2019 the FASB issued ASU 2019-1, Leases: Codification Improvements. Lessees are required to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors are required to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required to increase transparency and comparability among organizations. The Company adopted Topic 842 and applicable technical updates as of January 1, 2019 using the modified retrospective transition method. See Note 13 for further details.

3.	Revenue Recognition
Revenue by Segment
See Note 10 for information related to revenue by reportable segment and major line of business.
Capitalized Sales Commissions
Under ASC 606, Revenue from Contracts with Customers, the Company capitalizes sales commissions as contract assets related to commercial and permanent rolloff collection customers and amortizes those sales commissions over the estimated customer life. The balance of capitalized sales commissions as of March 31, 2019 and December 31, 2018 were $4.5 and $4.4, respectively. The Company recorded amortization expense of $0.4 and $0.3 related to capitalized sales commissions for the three months ended March 31, 2019 and 2018, respectively.
Deferred Revenues
The Company records deferred revenue when cash payments are received in advance of the Company's performance. The increase in the deferred revenue balance from December 31, 2018 to March 31, 2019 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $69.2 of revenues recognized that were included in the deferred revenue balance at December 31, 2018.
Practical Expedients
As allowed by ASC 606, the Company does not disclose the value of unsatisfied performance obligations related to its contracts and service agreements as the Company accounts for its revenue as variable consideration and has the right to invoice for services performed each period.

4.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2018 and for the three months ended March 31, 2019 are shown in the table below:

Balance at December 31, 2017	$225.9
Increase in retirement obligation	9.7
Accretion of closure and post-closure costs	17.0
Acquisition	4.9
Asset retirement obligation adjustments	10.7
Costs incurred	(20.2)
Balance at December 31, 2018	248.0
Increase in retirement obligation	2.3
Accretion of closure and post-closure costs	4.4
Costs incurred	(3.7)
Balance at March 31, 2019	251.0
Less: Current portion	(18.6)
$232.4

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

5. (Loss) Earnings Per Share

The following table sets forth the computation of basic (loss) earnings per share and (loss) earnings per share, assuming dilution:

		Three Months Ended March 31,
		2019	2018
Numerator:
	Net (loss) income	$(6.0)	$2.1
Denominator:
	Average common shares outstanding	88,721,612	88,515,854
	Other potentially dilutive common shares	—	505,855
	Average common shares outstanding, assuming dilution	88,721,612	89,021,709

	Basic net (loss) income per share	$(0.07)	$0.02
	Diluted net (loss) income per share	$(0.07)	$0.02
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
Approximately 5.5 million and 2.3 million of outstanding stock awards were excluded from the diluted net (loss) income per share calculation for the three months ended March 31, 2019 and March 31, 2018, respectively, because their effect was antidilutive.

6.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	March 31, 2019	December 31, 2018
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (6.06% and 6.69% at March 31, 2019 and December 31, 2018, respectively) due quarterly; balance due at maturity in November 2021	$35.0	$37.0
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,383.8	1,387.5
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Finance lease obligations, maturing through 2024	68.9	69.2
Other debt	8.2	9.5
	1,920.9	1,928.2
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(23.9)	(25.2)
Less: Current portion	(84.3)	(85.9)
	$1,812.7	$1,817.1

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

Revolver and Letter of Credit Facilities

As of March 31, 2019, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of March 31, 2019 and December 31, 2018, the Company had $35.0 and $37.0 of borrowings outstanding on the Revolver, respectively. As of March 31, 2019 and December 31, 2018, the Company had an aggregate of $32.3 and $32.3, respectively, of letters of credit outstanding under its credit facilities.

7. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
2017 Interest rate caps	Other assets	$—	$0.7
2017 Interest rate caps	Accrued expenses	(0.6)	—
2017 Interest rate caps	Other long-term liabilities	(1.6)	—
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Prepaid expenses and other current assets	3.3	5.8
Total derivatives		$1.1	$6.5
The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Interest Rate Caps

In November 2017, the Company entered into two interest rate cap agreements as cash flow hedges (the "2017 interest rate caps") to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company has applied hedge accounting to the 2017 interest rate caps; therefore, changes in the fair value of the 2017 interest rate caps are recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive (loss) income. The 2017 interest rate caps commence in 2019 and expire in 2021. The Company will pay the $4.9 premium on the 2017 interest rate caps in monthly installments beginning in October 2019. The Company recorded a loss of $2.8 for the three months ended March 31, 2019 which was recorded in other comprehensive loss in the condensed consolidated statement of comprehensive (loss) income. The Company recorded a gain related to the 2017 interest rate caps of $3.5 for the three months ended March 31, 2018 of which the effective portion of $2.9 was recorded in other comprehensive income in the condensed consolidated statement of comprehensive (loss) income and the ineffective portion of $0.6 was recorded in other income, net in the consolidated statement of operations. The notional value of the 2017 interest rate cap contracts aggregated were $600.0 as of March 31, 2019 and will remain constant through maturity in 2021.
In May 2016, the Company entered into three interest rate cap agreements (the "2016 interest rate caps") as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company is paying the $5.5 premium of the 2016 interest rate caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to the 2016 interest rate caps, therefore, changes in the fair value of the 2016 interest rate caps are recorded in other income, net in the condensed consolidated statements of operations. The Company recorded a loss related to the 2016 interest rate caps of $0.5 and a gain of $4.6 for the three months ended March 31, 2019 and 2018, respectively. The notional value of the 2016 interest rate cap contracts aggregated were $800.0 as of March 31, 2019 and will remain constant through maturity in September 2019.

8. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2019 and 2018 was 18.9% and 27.6%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2019 was primarily due to the change to pre-tax book loss during the first quarter of fiscal 2019 versus pre-tax book income during the first quarter of fiscal 2018. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2018 was primarily due to the impact of state and local taxes.
As of March 31, 2019, the Company had $31.5 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as components of other liabilities and deferred income taxes in the Company’s consolidated balance sheet. The Company does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The Company is not able to reasonably estimate when it would make any cash payments required to settle these liabilities, but the Company does not believe that the ultimate settlement of its obligations will materially affect its liquidity.

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
Landfill Remediation
In fiscal 2018, the Company observed surface anomalies in specific areas of a landfill and received a proposed consent order, from a state environmental regulatory agency, outlining conditions required to be met at the landfill. The consent order was finalized during the three months ended March 31, 2019 and the Company was assessed a penalty of $0.2. Based on the Company's best estimate during fiscal 2018, the Company recorded remediation accruals of $16.2 for required engineering enhancements related to leachate and gas infrastructure at the site. These accruals included costs for an enhanced de-watering system and the removal, treatment, and disposal of leachate at the site. No additional accruals related to this matter were recorded in operating expenses during the three months ended March 31, 2019. As of March 31, 2019, $8.0 of expenditures related to the remediation accrual estimates have been incurred and $8.2 remains on the consolidated balance sheet. This amount could increase or decrease as a result of actual costs incurred to completion. The Company expects the remaining expenditures to be incurred through fiscal 2022.

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

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. No benefit or charge was recorded in operating expenses during three months ended March 31, 2019 and a $3.8 charge was recorded in operating expenses during the three months ended March 31, 2018. These charges were recorded to adjust the reserve related to this matter to the remaining probable costs to relocate displaced material and restore infrastructure, net of insurance recoveries. The Company does expect to incur further benefits or charges related to this matter.
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
Multiemployer Defined Benefit Pension Plans
Approximately 14.0% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

A complete or partial withdrawal from a multiemployer pension plan may occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. The Company is not aware of any such actions in connection with continuing operations. As a result of certain prior discontinued operations, the Company is potentially exposed to certain withdrawal liabilities.
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
Service revenues, operating income/(loss) and depreciation and amortization for the Company's reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2019
South	$159.9	$24.0	$22.7
East	94.9	1.7	19.2
Midwest	129.2	13.9	22.9
Corporate	—	(21.7)	1.1
	$384.0	$17.9	$65.9

Three Months Ended March 31, 2018
South	$148.8	$26.0	$21.7
East	89.2	(1.8)	18.0
Midwest	126.7	13.9	23.9
Corporate	—	(18.1)	1.1
	$364.7	$20.0	$64.7

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Three Months Ended March 31,
	2019	2018
Residential Collection Revenue	$100.7	$99.5
Commercial Collection Revenue	97.9	92.2
Rolloff Collection Revenue	62.3	60.6
Disposal Revenue	60.8	57.1
Fuel and Environmental Charges	27.6	26.8
Sale of Recyclables	3.1	5.1
Other Revenue	31.6	23.4
	$384.0	$364.7

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

		Fair Value Measurement at March 31, 2019 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$7.6	$7.6	$—	$7.6
Interest rate caps - asset position	3.3	—	3.3	3.3
Interest rate caps - liability position	(2.2)	—	(2.2)	(2.2)
Total recurring fair value measurements	$8.7	$7.6	$1.1	$8.7

		Fair Value Measurement at December 31, 2018 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$6.8	$6.8	$—	$6.8
Interest rate caps - asset position	6.5	—	6.5	6.5
Total recurring fair value measurements	$13.3	$6.8	$6.5	$13.3
The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of March 31, 2019 and December 31, 2018, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	March 31, 2019	December 31, 2018
Revolver	$35.0	$37.0
Senior Notes	433.4	418.6
Term Loan B	1,378.6	1,332.0
	$1,847.0	$1,787.6
The carrying value of the Company’s debt at March 31, 2019 and December 31, 2018 was $1,843.8 and $1,849.5, respectively.

12. Stock Based Compensation

Named Executive Officer (NEO) Grants
During the quarter ended March 31, 2019, there were 46,130 NEO restricted stock units granted under the 2016 Omnibus Equity Plan (the "2016 Plan") with a fair value of $26.69 per share. The restricted stock units will vest in full on the third anniversary of the date of the grant.
During the quarter ended March 31, 2019, there were 92,264 NEO performance stock units (PSUs) granted under the 2016 Plan with a fair value of $26.69 per share. The PSUs will vest in full on the third anniversary of the date of the grant. The PSUs shall be measured based on the Company's budget and are weighted as follows: Adjusted EBITDA: 50%; Adjusted EBITDA less capital expenditures: 30%; and Revenue: 20%. The measurement criteria begins with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSUs granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSUs granted. Performance will be measured separately for each of the three years in the performance period and the total number of PSUs earned at the conclusion of the three-year performance period will be the sum of the PSUs earned with respect to each individual year.
During the quarter ended March 31, 2019, there were 170,298 NEO options granted under the 2016 Plan. Each option had an estimated fair value of $7.23 per option on the date of grant and each option had an exercise price of $26.69. The options will vest in full on the third anniversary of the date of the grant. The contractual term of each option is 10 years.
Non-Employee Director Grants
During the quarter ended March 31, 2019, there were 18,735 restricted stock awards granted under the 2016 Plan to non-employee directors with a fair value of $26.69 per share. The restricted stock awards will vest in full on the third anniversary of the date of the grant.
Annual Stock Option Grants
During the quarter ended March 31, 2019, there were 548,399 annual options granted under the 2016 Plan for employees other than the NEO's. Each option had an estimated fair value of $7.06 per option on the date of grant and each option had an exercise price of $26.69. The options will vest 20% on date of grant and 20% in four equal installments over each of the first four anniversaries of the date of the grant. The contractual term of each option is 10 years.

13. Leases

The Company adopted ASC Topic 842, Leases, as of January 1, 2019 and has applied its transition provisions at the beginning of the period of adoption (i.e. on the effective date), and did not restate comparative periods. Under this transition provision, the Company has applied the legacy guidance under ASC Topic 840, Leases, including its disclosure requirements, in the comparative periods presented.
Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts determined to be, or contain, a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for lease currency and lease term.
Upon adoption, the Company recognized right-of-use assets and lease liabilities for operating leases in the amount of $23.5 and $24.3, respectively.
The Company enters into contracts to lease real estate, equipment and vehicles. The Company’s most individually significant lease liabilities relate to real estate leases that have initial contract lease terms ranging from 8 to 55 years. The company’s most significant lease liabilities in aggregate value relate to equipment and vehicle leases that have initial contract lease terms of 3 years. Certain leases include renewal, termination or purchase options that were not deemed reasonably assured of exercise under ASC 840. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.
Operating leases result in a straight-line lease expense, while finance leases result in a front-loaded expense pattern. The assets associated with financing leases have been included in Property, Plant and Equipment in the consolidated balance sheet. Depreciation on financing lease assets is included in Depreciation and amortization on the consolidated statement of operations. The Company does not sublease any of its material leased assets to third parties and the Company is not party to any lease contracts with related parties. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
ASC Topic 842 includes practical expedient and policy election choices. The Company elected the package of practical expedients available in the standard and as a result, did not reassess the lease classification of existing leases, did not reassess whether existing contracts are or contain leases and did not reassess the initial direct costs associated with existing leases. The Company did not elect the hindsight practical expedient, and so did not re-evaluate lease term for existing leases.
The Company has made an accounting policy election not to recognize right of use assets and lease liabilities for leases with a lease term of 12 months or less, including renewal options that are reasonably certain to be exercised, that also do not include an option to purchase the underlying asset that is reasonably certain of exercise. Instead, lease payments for these leases are recognized as lease cost on a straight-line basis over the lease term.
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the quarter ended March 31, 2019 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the quarter ended March 31, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$4.0
Interest on lease liabilities	0.8
Operating lease cost	1.3
Short-term lease cost	1.5
Total lease cost	$7.6

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.8
Operating cash flows from operating leases	$1.4
Financing cash flows from finance leases	$9.6
Right-of-use assets obtained in exchange for new finance lease liabilities	$8.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$0.5
Weighted-average remaining lease term (in years) - finance leases	2.5
Weighted-average remaining lease term (in years) - operating leases	17.2

Discount rates
Weighted-average discount rate - finance leases	4.8%
Weighted-average discount rate - operating leases	5.0%

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The supplemental balance sheet information related to leases for the period is as follows:

March 31, 2019
Operating leases
Operating lease right-of-use assets	$23.0

Accrued expenses	$4.3
Other long-term liabilities	19.1
Total operating lease liabilities	$23.4

Finance leases
Property and equipment, at cost	$122.9
Accumulated depreciation	(28.0)
Property and equipment, net	$94.9

Current maturities of long-term debt	$34.0
Long term debt, less current maturities	34.9
Total finance lease liabilities	$68.9
Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases	Finance Leases
2019 (April through December)	$3.9	$27.8
2020	4.5	27.8
2021	3.1	13.7
2022	2.4	2.4
2023	1.8	1.3
2024	1.3	0.6
Thereafter	20.1	—
Total lease payments	37.1	73.6
Less: Imputed interest	(13.7)	(4.7)
Present value of lease liabilities	$23.4	$68.9

14. Subsequent Events

Agreement and Plan of Merger

On April 14, 2019, the Company entered into an Agreement and Plan of Merger with Waste Management, Inc., a Delaware corporation (“Parent”), and Everglades Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent. Further details can be found in the Company's Form 8-K related to this matter, filed with the Securities and Exchange Commission on April 15, 2019.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2018 Annual Report on Form 10-K. All dollar amounts are presented in millions, unless otherwise stated.
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the South, East and Midwest regions of the United States, serving approximately 2.8 million residential and over 200,000 commercial and industrial (C&I) customers through our extensive network of 95 collection operations, 73 transfer stations, 22 owned or operated recycling facilities and 41 owned or operated landfills. We have 18 active landfill gas operations at solid waste landfills where landfill gas is captured and utilized for its renewable energy value rather than flared. We also have post-closure responsibility for six closed landfills. We seek to drive financial performance in markets in which we own or operate a disposal facility or in certain disposal-neutral markets, where the disposal facility is owned by our municipal customer. In markets in which we own or operate a disposal facility, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly efficient and profitable collection operations with lower capital requirements.
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
Recent Development
On April 14, 2019, we entered into an Agreement and Plan of Merger with Waste Management, Inc., a Delaware corporation (“Parent”), and Everglades Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent. Further details can be found in our Form 8-K related to this matter, filed with the Securities and Exchange Commission on April 15, 2019.

Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our condensed consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended March 31,
	2019		2018
Service revenues	$384.0	100.0%	$364.7	100.0%
Operating costs and expenses
Operating	245.2	63.9%	232.3	63.7%
Accretion of landfill retirement obligations	4.4	1.1%	3.8	1.0%
Operating expenses	249.6	65.0%	236.1	64.7%
Selling, general and administrative	49.7	12.9%	45.6	12.5%
Depreciation and amortization	65.9	17.2%	64.7	17.7%
Acquisition and development costs	0.7	0.1%	0.2	0.1%
Loss (gain) on disposal of assets and asset impairments	0.2	0.1%	(1.9)	(0.5)%
Total operating costs and expenses	366.1	95.3%	344.7	94.5%
Operating income	$17.9	4.7%	$20.0	5.5%
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

	Three Months Ended March 31,
	2019		2018
Collection	$268.1	69.8%	$252.5	69.2%
Disposal	127.0	33.1%	124.1	34.0%
Sale of recyclables	3.5	0.9%	5.4	1.5%
Fuel and environmental charges	28.9	7.5%	28.0	7.7%
Other revenue	27.8	7.2%	26.8	7.3%
Intercompany eliminations	(71.3)	(18.5)%	(72.1)	(19.7)%
Total service revenues	$384.0	100.0%	$364.7	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Average yield	4.1%	1.9%
Recycling	(0.2)%	(0.7)%
Fuel surcharge revenue	0.3%	0.7%
Total yield	4.2%	1.9%
Organic volume	(0.3)%	2.4%
Acquisitions	1.4%	3.6%
Divestitures	—%	(0.6)%
Impact of revenue recognition standard adoption	—%	(2.3)%
Total revenue growth	5.3%	5.0%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
During the three months ended March 31, 2019, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2018:

•
Average yield increased revenue by 4.1% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets;

•	Recycling revenue decreased revenue by 0.2% due to a continued decrease in recycling commodity prices;

•
Fuel surcharge revenue increased revenue by 0.3% due to an increase in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any increase in fuel prices results in an increase in our revenue. Our fuel surcharges reset on a monthly basis therefore an increase in our fuel surcharge revenue is delayed in comparison to the increase in our fuel expense when diesel fuel prices increase;

•
Organic volume decreased revenue by 0.3% however organic volume would have increased revenue by 0.2% without the impact of one less workday during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The increase was primarily due to an increase in special waste and C&D disposal volumes. The increase was largely offset by lower commercial, rolloff and residential collection volumes;

•	Acquisitions increased revenue by 1.4% due to the completion of acquisitions that further enhance our vertical integration strategy.

Operating Expenses
Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

•	Maintenance and repairs expenses which include labor, maintenance and repairs to our vehicles, equipment and containers;

•	Fuel costs which include the direct cost of fuel used by our vehicles, net of fuel tax credits;

•	Franchise and host fees which consist of municipal franchise fees not paid to customers, host community fees and royalties;

•	Risk management expenses which include casualty insurance premiums, claims payments, estimates for claims incurred but not reported and casualty losses;

•	Other expenses which include expenses such as facility operating costs, equipment rent, leachate and sulfate treatment and disposal and other landfill maintenance costs;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2019		2018

Labor and related benefits	$85.7	22.3%	$82.0	22.5%
Transfer and disposal costs	50.2	13.1%	47.9	13.1%
Maintenance and repairs	39.8	10.4%	37.1	10.2%
Fuel	18.9	4.9%	18.2	5.0%
Franchise and host fees	9.3	2.4%	8.7	2.4%
Risk management	9.4	2.4%	8.4	2.3%
Other	31.9	8.4%	26.2	7.2%
Subtotal	$245.2	63.9%	$228.5	62.7%
Greentree expenses, net of insurance recoveries	—	—%	3.8	1.0%
Total operating expenses, excluding accretion expense	$245.2	63.9%	$232.3	63.7%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended March 31, 2019 compared to 2018
Operating expenses increased by $12.9 or 5.6% to $245.2 for the three months ended March 31, 2019 from $232.3 for the three months ended March 31, 2018. Operating expenses, excluding the Greentree expenses, increased $16.7 or 7.3% to $245.2 for the three months ended March 31, 2019 from $228.5 for the three months ended March 31, 2018. The change was due to the following:

•
Labor and related benefits increased by $3.7 or 4.5% to $85.7 which was primarily attributable to the following: higher labor costs as a result of merit increases, acquisition activity and the addition of one company paid holiday; an increase in healthcare costs due less favorable actuarial development; and an increase in workers compensation costs due to the severity of claims;

•
Transfer and disposal costs increased by $2.3 or 4.8% to $50.2 primarily due to an increase in single stream recycling processing costs, an increase in transportation costs related to higher volumes coming through our transfer stations in the South segment and an increase in costs due to higher reliance on sub-contractors in the South segment;

•
Maintenance and repairs expense increased by $2.7 or 7.3% to $39.8 primarily due to higher labor costs as a result of merit increases and an increase in the cost of maintenance and repair parts due to inflation;

•	Fuel costs increased $0.7 or 3.8% to $18.9 impacted by a CNG tax credit received in the first quarter of fiscal 2018 that did not recur in the first quarter of fiscal 2019;

•	Franchise and host fees increased $0.6 or 6.9% to $9.3 primarily due to an increase in landfill host fees as a result of higher disposal volumes;

•
Risk management expense increased $1.0 or 11.9% to $9.4 primarily due to higher frequency and severity of automobile and property liability claims in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 including the unfavorable impact to actuarial development;

•
Other operating costs increased $5.7 or 21.8% to $31.9 primarily due to higher leachate and gas treatment costs at several of our landfills partially due to weather related impacts and an increase in vehicle operating costs primarily due to higher reliance on rental equipment;

•
Greentree expenses, net of insurance recoveries, decreased $3.8. No additional costs were recorded related to this matter during the three months ended March 31, 2019. The costs recorded during the three months ended March 31, 2018 related to our estimate of remaining expenses necessary to remediate the damage caused by the waste slide in the first quarter of fiscal 2017 offset by estimated insurance recoveries related to the matter.

Accretion of Landfill Retirement Obligations
Accretion expense was $4.4 and $3.8 for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.6 was primarily attributable to the acquisition of a landfill during the fourth quarter of fiscal 2018.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2019		2018

Salaries	$31.8	8.3%	$28.6	7.8%
Legal and professional	4.2	1.1%	3.8	1.0%
Other	13.7	3.5%	13.2	3.7%
Total selling, general and administrative expenses	$49.7	12.9%	$45.6	12.5%

Three months ended March 31, 2019 compared to 2018

•
Our salaries expense increased by $3.2 or 11.2% to $31.8 primarily due to the following: an increase in stock based compensation expense as a result of two of the Company's named executive officers reaching retirement age requiring immediate recognition of expense for stock awards issued in the first quarter of fiscal 2019; an increase in salaries due to merit increases; and an increase in severance expense;

•	Legal and professional fees increased $0.4 or 10.5% to $4.2 due to a slight decrease in litigation fees;

•	Other selling, general and administrative expenses increased $0.5 or 3.8% to $13.7 primarily due to an increase in computer hardware and software maintenance costs.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended March 31,
	2019		2018

Depreciation, amortization and depletion of property and equipment	$58.1	15.1%	$54.3	14.9%
Amortization of other intangible assets	7.8	2.1%	10.4	2.9%
Depreciation and amortization	$65.9	17.2%	$64.7	17.7%
Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes to the consolidated financial statements in our 2018 Annual Report on Form 10-K for a further discussion of our accounting policies.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2019		2018

Depreciation and amortization of property and equipment	$35.6	9.3%	$34.4	9.4%
Landfill depletion and amortization	22.5	5.9%	19.9	5.5%
Depreciation, amortization and depletion of property and equipment	$58.1	15.1%	$54.3	14.9%
Three months ended March 31, 2019 compared to 2018

•	Depreciation and amortization of property and equipment increased $1.2 or 3.5% to $35.6 due mainly to acquisition activity;

•	Landfill depletion and amortization increased $2.6 or 13.1% to $22.5 due to changes in our landfill estimates, acquisition activity and increased disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $7.8 and $10.4, or as a percentage of revenue, 2.1% and 2.9%, for the three months ended March 31, 2019 and 2018, respectively. The decrease was due to certain intangible assets becoming fully amortized partially offset by the impact of acquisition activity.

Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

We completed two acquisitions during the three months ended March 31, 2019 for a cash purchase price of $23.9 and notes payable of $1.0, subject to net working capital adjustments, which we expect to be completed within approximately one year. Additionally, we made a $2.2 deferred purchase price payment during the three months ended March 31, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. Five tuck-in acquisitions were completed during the three months ended March 31, 2018 for a cash purchase price of $4.5 and notes payable of $0.5. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
Other, Net
Changes in the fair value and settlements of derivative instruments that do not qualify for hedge accounting are recorded in other income, net in the condensed consolidated statements of operations and amounted to a loss of $0.7 and income of $4.6 for the three months ended March 31, 2019 and 2018, respectively. Additionally, $0.6 of ineffectiveness for derivatives that qualify for hedge accounting was recorded in other income, net in the condensed consolidated statements of operations for the three months ended March 31, 2018. Income from equity investee for the three months ended March 31, 2019 and 2018, respectively, was $0.8 and $0.5.

Interest Expense
Interest expense increased by $3.0 or 13.0% to $26.0 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due to the impact of increasing interest rates on our variable rate debt.
Cash paid for interest was $18.3 and $15.2 for the three months ended March 31, 2019 and 2018, respectively.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2019 and 2018 was 18.9% and 27.6%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2019 was primarily due to the change to pre-tax book loss during the first quarter of fiscal 2019 versus pre-tax book income during the first quarter of fiscal 2018. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2018 was primarily due to the impact of state and local taxes.
Cash paid for income taxes (net of refunds) was $1.1 and $0.1 for the three months ended March 31, 2019 and 2018, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2019
South	$159.9	$24.0	$22.7
East	94.9	1.7	19.2
Midwest	129.2	13.9	22.9
Corporate	—	(21.7)	1.1
	$384.0	$17.9	$65.9

Three Months Ended March 31, 2018
South	$148.8	$26.0	$21.7
East	89.2	(1.8)	18.0
Midwest	126.7	13.9	23.9
Corporate	—	(18.1)	1.1
	$364.7	$20.0	$64.7
Comparison of Reportable Segments—Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
South Segment
Revenue increased $11.1 or 7.5% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in revenue was due to the following: an increase in price yield from our collection and disposal operations of $6.1 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $3.2; and an increase of $2.6 related to higher volumes coming through our transfer stations. The increase was slightly offset by lower volume of $0.7 resulting from one less workday during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.
Operating income from our South Segment decreased by $2.0 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily due to the following: an increase in salaries and wages of $2.2 due to higher labor costs primarily attributable to merit increases, acquisition activity, higher healthcare costs due to less favorable actuarial development and higher workers compensation costs due to the severity of claims; an increase in depreciation and depletion expense of $2.0 due mainly to acquisition activity; an increase of $1.8 in leachate and gas treatment costs partially due to weather related impacts; a decrease in gains on sales of fixed assets of $1.5 primarily due to the timing of equipment sales; an increase in maintenance and repair costs of $1.3 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation; an increase in third party trucking costs of $1.1 due to labor and fuel cost increases; an increase of $0.8 in various general and administrative expenses; an increase in fuel costs of $0.7 primarily due to a CNG tax credit that was enacted in the first quarter of fiscal 2018 that did not recur in the first quarter of fiscal 2019; an increase in vehicle operating costs of $0.6 primarily due to higher reliance on rental equipment; an increase of $0.6 due to higher frequency and severity of automobile and property liability claims; and an increase of $0.5 due to higher reliance on sub-contractors.The decrease was partially offset by the revenue increase of $11.1 as described above.

East Segment
Revenue increased by $5.7, or 6.4% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to the following: an increase in disposal volumes of $4.0; an increase in price yield from our collection and disposal operations of $3.0 as we continue to focus on disciplined open market pricing; an increase in fuel surcharges of $0.7 due to a slight increase in diesel fuel prices; and an increase in acquisition related revenue of $0.6. The increases were partially offset by a decrease in collection volumes of $1.9 and lower volume of $0.6 resulting from one less workday during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.
Operating income from our East Segment increased $3.5 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in operating income was primarily due to the $5.7 increase in revenue as described above and a decrease of $3.8 in expenses related to the Greentree landfill waste slide. The increase in operating income was partially offset by the following: an increase in landfill depletion and amortization of $1.9 due to changes in our landfill estimates, acquisition activity and increased disposal volumes; an increase in salaries and wages of $1.2 due to higher labor costs primarily attributable to merit increases, acquisition activity, higher healthcare costs due to less favorable actuarial development and higher workers compensation costs due to the severity of claims; an increase of $1.0 in disposal facility costs primarily due to leachate and gas treatment costs; an increase in maintenance and repair costs of $0.8 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation; an increase in various general and administrative costs of $0.4; and an increase of $0.3 due to higher frequency and severity of automobile and property liability claims.
Midwest Segment
Revenue increased $2.5 or 2.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to an increase in price yield from our collection and disposal operations of $5.7 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business and an increase in acquisition related revenue of $1.4. The increase was partially offset by the following: a decrease in collection volume of $3.2; a decrease in recycling revenue of $1.0 due to the continued decline in commodity prices; and lower volume of $0.6 resulting from one less workday during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.
Operating income from our Midwest Segment remained flat at $13.9 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and was positively impacted by the $2.5 revenue increase as described above. This positive impact was offset by an increase of $1.4 in disposal facility costs primarily due to leachate and gas treatment costs as a result of weather related impacts and mix of disposal volumes. Additionally, maintenance and repair costs increased by $0.7 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation.
Corporate
Operating loss increased $3.6 or 19.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the following: an increase in stock based compensation expense of $1.6 as a result of two of the Company's named executive officers reaching retirement age requiring immediate recognition of expense for stock awards issued in the first quarter of fiscal 2019; an increase in acquisition and development costs of $0.5; an increase in computer hardware and software maintenance costs of $0.5; and an increase in salaries of $0.4 due to merit increases.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. For this reason and since we efficiently manage our working capital requirements, it is common for us to have negative working capital. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At March 31, 2019 and December 31, 2018, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development as well as the use of our cash to fund debt repayments and acquisitions.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	March 31, 2019	December 31, 2018

Cash and cash equivalents	$7.6	$6.8

Debt:
Current portion	84.3	85.9
Long-term portion	1,812.7	1,817.1
Total debt	$1,897.0	$1,903.0
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Three months ended March 31,
	2019	2018
Net cash provided by operating activities	$72.5	$78.5
Net cash used in investing activities	$(57.6)	$(37.7)
Net cash used in financing activities	$(14.1)	$(41.1)
Cash Flows Provided by Operating Activities
We generated $72.5 of cash flows from operating activities during the three months ended March 31, 2019, compared with $78.5 during the three months ended March 31, 2018. The decrease was primarily due to the following:

•	A decrease in the change in accounts payable and accrued expenses of $7.0 driven by the timing of accruals, invoices received and cash disbursements.
The decrease in cash flows provided by operating activities for the three months ended March 31, 2019 was partially offset by the following:

•	An increase in net income of $1.8, after adjusting for non cash items.

Cash Flows Used in Investing Activities
We used $57.6 of cash in investing activities during the three months ended March 31, 2019 compared with $37.7 during the three months ended March 31, 2018, an increase of $19.9. The variance was due to the following:

•	An increase of $21.6 in cash expenditures used to fund acquisitions;

•	Lower cash expenditures of $2.3 used to fund the purchase of property and equipment and landfill construction and development.
Cash Flows Used In Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities was $14.1 compared to net cash used in financing activities of $41.1 during the three months ended March 31, 2018, a decrease of $27.0. The variance was primarily due to the following:

•
A decrease in net payments on debt instruments of $25.4 as we used excess cash to fund $26.1 of acquisitions during the three months ended March 31, 2019 compared to using the majority of our excess cash to make debt repayments during the three months ended March 31, 2018;

•	An increase in proceeds from stock option exercises of $1.6.

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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2019 and December 31, 2018, we had $35.0 and $37.0 in borrowings outstanding under our Revolving Credit Facility. As of March 31, 2019 and December 31, 2018, we had an aggregate of approximately $32.3 and $32.3 of letters of credit outstanding under our Senior Secured Credit Facilities. As of March 31, 2019 and December 31, 2018, we had remaining capacity under our Revolving Credit Facility of $232.7 and $230.7, respectively. As of March 31, 2019, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for the three months ended March 31, 2019 and 2018 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at March 31, 2019 and December 31, 2018 was 4.4:1.0 and 4.4:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of March 31, 2019, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments, which are not classified as debt. We do not guarantee any third-party debt.
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
Liquidity Impacts of Income Tax Items
As of March 31, 2019, we have $31.5 of liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of other long-term liabilities and deferred income taxes in our condensed consolidated balance sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.
Recently Issued and Proposed Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Basis of Presentation, to our unaudited condensed consolidated financial statements in Part 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of March 31, 2019 does not differ materially from that included in our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of March 31, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q), due to a material weakness in internal control over financial reporting, as described further in our 2018 Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The material weakness, identified during the fourth quarter of fiscal 2018, as described further in our 2018 Annual Report on Form 10-K, remains unremediated as of March 31, 2019. There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found under the Litigation and Other Matters section of Note 9 to the unaudited condensed consolidated financial statements.
Item 1A. Risk Factors

The following risk factor should be considered in addition to the risk factors previously disclosed in our 2018 Annual Report on Form 10-K in response to Item 1A to Part I of Form 10-K.

The failure to complete the transaction announced on April 15, 2019 could materially adversely affect our business.
On April 15, 2019, we announced that we had entered into a definitive merger agreement, pursuant to which a subsidiary of Waste Management, Inc. will acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash (the “Merger”). The Merger, which was unanimously approved by the boards of directors of both companies, is expected to close by the first quarter of 2020, subject to the satisfaction of customary closing conditions, including regulatory approvals and approval by a majority of the holders of Advanced Disposal’s outstanding common shares. There is no assurance that the Merger will occur. If the Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit 2.1 ^
Agreement and Plan of Merger, dated as of April 14, 2019, by and among Advanced Disposal Services, Inc., Waste Management, Inc. and Everglades Merger Sub Inc.

(Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on April 15, 2019).

Exhibit 4.1	Second Supplemental Indenture, dated as of March 7, 2019

Exhibit 10.1 *	Deferred Compensation Plan

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^ Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and similar attachments upon request by the U.S. Securities and Exchange Commission.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2019	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer