Form 10-Q
period 2019-09-30
Advanced Disposal Services, Inc.
filed 2019-10-30
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 18, 2019 was 89,404,646 shares.

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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$11.8	$6.8
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $4.6, respectively	212.4	211.4
Prepaid expenses and other current assets	34.1	44.8
Total current assets	258.3	263.0
Other assets	50.8	31.7
Property and equipment, net of accumulated depreciation of $1,684.1 and $1,540.7, respectively	1,773.2	1,761.4
Goodwill	1,224.8	1,215.1
Other intangible assets, net of accumulated amortization of $310.3 and $286.9, respectively	241.1	257.1
Total assets	$3,548.2	$3,528.3
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$115.1	$107.8
Accrued expenses	134.9	117.7
Deferred revenue	70.4	72.5
Current maturities of landfill retirement obligations	27.1	18.6
Current maturities of long-term debt	73.4	85.9
Total current liabilities	420.9	402.5
Other long-term liabilities	85.4	76.7
Long-term debt, less current maturities	1,800.6	1,817.1
Accrued landfill retirement obligations, less current maturities	231.1	229.4
Deferred income taxes	88.5	91.1
Total liabilities	2,626.5	2,616.8
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 89,200,011 and 88,685,920 issued including shares held in treasury, respectively	0.9	0.9
Treasury stock at cost, 18,636 and 2,274 shares, respectively	(0.6)	—
Additional paid-in capital	1,519.6	1,501.7
Accumulated deficit	(594.9)	(591.1)
Accumulated other comprehensive loss	(3.3)	—
Total stockholders' equity	921.7	911.5
Total liabilities and stockholders' equity	$3,548.2	$3,528.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Service revenues	$419.5	$400.6	$1,222.5	$1,163.4
Operating costs and expenses
Operating	270.1	268.2	796.7	755.1
Selling, general and administrative	48.1	45.4	160.0	135.4
Depreciation and amortization	70.4	68.9	206.6	202.8
Acquisition and development costs	0.1	0.1	1.1	0.4
Loss (gain) on disposal of assets and asset impairments	1.3	0.5	2.0	(2.8)
Total operating costs and expenses	390.0	383.1	1,166.4	1,090.9
Operating income	29.5	17.5	56.1	72.5
Other (expense) income
Interest expense	(25.0)	(24.4)	(77.2)	(71.0)
Other income (expense), net	0.5	0.8	(2.3)	8.7
Total other expense	(24.5)	(23.6)	(79.5)	(62.3)
Income (loss) before income taxes	5.0	(6.1)	(23.4)	10.2
Income tax expense (benefit)	1.4	(1.2)	(20.0)	3.3
Net income (loss)	$3.6	$(4.9)	$(3.4)	$6.9

Net income (loss) attributable to common stockholders per share
Basic income (loss) per share	$0.04	$(0.06)	$(0.04)	$0.08
Diluted income (loss) per share	$0.04	$(0.06)	$(0.04)	$0.08
Basic average shares outstanding	89,019,841	88,614,747	88,867,559	88,562,445
Diluted average shares outstanding	90,932,142	88,614,747	88,867,559	89,326,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$3.6	$(4.9)	$(3.4)	$6.9
Change in fair value of interest rate caps, net of tax for the three months ended September 30, 2019 and 2018 of $0.2 and ($0.3), respectively and for the nine months ended September 30, 2019 and 2018 of $1.5 and ($1.4), respectively	(0.4)	0.7	(3.7)	3.9
Comprehensive income (loss)	$3.2	$(4.2)	$(7.1)	$10.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions, except share data)	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	88,493,468	$0.9	2,274	$—	$1,487.4	$(603.3)	$(0.4)	$884.6
Net income	—	—	—	—	—	2.1	—	2.1
Stock-based compensation	22,565	—	—	—	2.5	—	—	2.5
Stock option exercises	21,295	—	—	—	0.3	—	—	0.3
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.7	—	—	—	—	—	—	2.2	2.2
Impact of implementing new revenue recognition standard, net of tax of ($1.1)	—	—	—	—	—	2.8	—	2.8
Balance at March 31, 2018	88,537,328	$0.9	2,274	$—	$1,490.2	$(598.4)	$1.8	$894.5
Net income	—	—	—	—	—	9.7	—	9.7
Stock-based compensation	—	—	—	—	2.4	—	—	2.4
Stock option exercises	40,323	—	—	—	0.7	—	—	0.7
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of ($0.4)	—	—	—	—	—	—	1.0	1.0
Balance at June 30, 2018	88,577,651	$0.9	2,274	$—	$1,493.3	$(588.7)	$2.8	$908.3
Net loss	—	—	—	—	—	(4.9)	—	(4.9)
Stock-based compensation	—	—	—	—	3.6	—	—	3.6
Stock option exercises	79,195	—	—	—	1.5	—	—	1.5
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of ($0.3)	—	—	—	—	—	—	0.7	0.7
Balance at September 30, 2018	88,656,846	$0.9	2,274	$—	$1,498.4	$(593.6)	$3.5	$909.2
Net income	—	—	—	—	—	2.5	—	2.5
Stock-based compensation	—	—	—	—	2.7	—	—	2.7
Stock option exercises	29,074	—	—	—	0.6	—	—	0.6
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $1.4	—	—	—	—	—	—	(3.5)	(3.5)
Balance at December 31, 2018	88,685,920	$0.9	2,274	$—	$1,501.7	$(591.1)	$—	$911.5

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	88,685,920	$0.9	2,274	$—	$1,501.7	$(591.1)	$—	$911.5
Net loss	—	—	—	—	—	(6.0)	—	(6.0)
Stock-based compensation	18,735	—	—	—	4.1	—	—	4.1
Stock option exercises	90,807	—	—	—	1.9	—	—	1.9
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.8	—	—	—	—	—	—	(2.0)	$(2.0)
Impact of implementing new derivatives standard, net of tax of ($0.2)	—	—	—	—	—	(0.4)	0.4	$—
Balance at March 31, 2019	88,795,462	$0.9	2,274	$—	$1,507.7	$(597.5)	$(1.6)	$909.5
Net loss	—	—	—	—	—	(1.0)	—	(1.0)
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Stock option exercises and performance stock units vested	138,781	—	—	—	2.0	—	—	2.0
Stock repurchases (a)	—	—	16,362	$(0.6)	$—	$—	—	(0.6)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.5	—	—	—	—	—	—	(1.3)	(1.3)
Balance at June 30, 2019	88,934,243	$0.9	18,636	$(0.6)	$1,511.9	$(598.5)	$(2.9)	$910.8
Net income	—	—	—	—	—	3.6	—	$3.6
Stock-based compensation	—	—	—	—	2.0	—	—	$2.0
Stock option exercises	265,768	—	—	—	5.7	—	—	$5.7
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.2	—	—	—	—	—	—	(0.4)	(0.4)
Balance at September 30, 2019	89,200,011	$0.9	18,636	$(0.6)	$1,519.6	$(594.9)	$(3.3)	$921.7

(a) Stock repurchases represent shares withheld by the Company to pay employee taxes associated with performance stock unit vesting.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(3.4)	$6.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	206.6	202.8
Change in fair value of derivative instruments	5.8	(4.8)
Amortization of debt issuance costs and original issue discount	4.3	5.0
Accretion on landfill retirement obligations	13.2	11.4
Other accretion and amortization	5.3	3.2
Provision for doubtful accounts	4.2	3.6
Loss (gain) on disposition of property and equipment	2.0	(2.6)
Stock based compensation	8.3	8.5
Deferred tax (benefit) expense	(16.7)	3.2
Earnings in equity investee	(1.2)	(1.0)
Write-off of 2012 Veolia acquisition related indemnification receivable	3.9	—
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(4.0)	(20.5)
Decrease in prepaid expenses and other current assets	4.8	6.3
Decrease (increase) in other assets	2.1	(9.0)
Increase in accounts payable	0.2	16.7
Increase in accrued expenses	13.4	8.1
Decrease in deferred revenue	(2.1)	(0.4)
(Decrease) increase in other long-term liabilities	(4.7)	12.3
Capping, closure and post-closure obligations	(12.8)	(15.3)
Net cash provided by operating activities	229.2	234.4
Cash flows from investing activities
Purchases of property and equipment and landfill construction and development	(157.6)	(133.3)
Proceeds from sale of property and equipment and insurance recoveries	3.7	7.3
Acquisition of businesses, net of cash acquired	(27.1)	(6.1)
Net cash used in investing activities	(181.0)	(132.1)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	140.9	84.0
Repayment on debt instruments, including finance leases	(193.1)	(187.3)
Proceeds from issuance of common stock net of stock repurchases	9.0	2.5
Net cash used in financing activities	(43.2)	(100.8)
Net increase in cash and cash equivalents	5.0	1.5
Cash and cash equivalents, beginning of period	6.8	6.8
Cash and cash equivalents, end of period	$11.8	$8.3

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
Two acquisitions were completed during the nine months ended September 30, 2019 for aggregate consideration consisting of a cash purchase price of $24.9. Additionally, the Company made a $2.2 deferred purchase price payment during the nine months ended September 30, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. Nine acquisitions were completed during the nine months ended September 30, 2018 for a cash purchase price of $6.1 and notes payable of $0.7. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition. Our acquisition accounting and valuation processes with respect to property and equipment, intangible assets, current liabilities and long-term liabilities related to acquisitions completed subsequent to January 1, 2019 are preliminary and subject to adjustments.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive income (loss), cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Capitalized Sales Commissions
Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company capitalizes sales commissions as contract assets related to commercial and permanent rolloff collection customers and amortizes those sales commissions over the estimated customer life. The balance of capitalized sales commissions as of September 30, 2019 and December 31, 2018 were $4.6 and $4.4, respectively. The Company recorded amortization expense of $0.4 and $0.3 related to capitalized sales commissions for the three months ended September 30, 2019 and 2018, respectively. The Company recorded amortization expense of $1.2 and $1.0 related to capitalized sales commissions for the nine months ended September 30, 2019 and 2018, respectively.
Deferred Revenues
The Company records deferred revenue when cash payments are received or are due in advance of the Company's performance. The increase in the deferred revenue balance from December 31, 2018 to September 30, 2019 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $71.6 of revenues recognized that were included in the deferred revenue balance at December 31, 2018.
Practical Expedients
As allowed by ASC 606, the Company does not disclose the value of unsatisfied performance obligations related to its contracts and service agreements as the Company accounts for its revenue as variable consideration and has the right to invoice for services performed each period.

4.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2018 and for the nine months ended September 30, 2019 are shown in the table below:

Balance at December 31, 2017	$225.9
Increase in retirement obligation	9.7
Accretion of closure and post-closure costs	17.0
Acquisition	4.9
Asset retirement obligation adjustments	10.7
Costs incurred	(20.2)
Balance at December 31, 2018	248.0
Increase in retirement obligation	8.4
Accretion of closure and post-closure costs	13.2
Costs incurred	(11.4)
Balance at September 30, 2019	258.2
Less: Current portion	(27.1)
$231.1

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

5. Earnings (Loss) Per Share

The following table sets forth the computation of basic earnings (loss) per share and earnings (loss) per share, assuming dilution:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Numerator:
	Net income (loss)	$3.6	$(4.9)	$(3.4)	$6.9
Denominator:
	Average common shares outstanding	89,019,841	88,614,747	88,867,559	88,562,445
	Other potentially dilutive common shares	1,912,301	—	—	764,310
	Average common shares outstanding, assuming dilution	90,932,142	88,614,747	88,867,559	89,326,755

	Basic net income (loss) per share	$0.04	$(0.06)	$(0.04)	$0.08
	Diluted net income (loss) per share	$0.04	$(0.06)	$(0.04)	$0.08

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
Approximately 0.2 million and 4.9 million of outstanding stock awards were excluded from the diluted net income (loss) per share calculation for the three months ended September 30, 2019 and September 30, 2018, respectively, because their effect was antidilutive. Approximately 5.3 million and 1.8 million of outstanding stock awards were excluded from the diluted net income (loss) per share calculation for the nine months ended September 30, 2019 and September 30, 2018, respectively, because their effect was antidilutive.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

6.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	September 30, 2019	December 31, 2018
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (6.75% and 6.69% at September 30, 2019 and December 31, 2018, respectively) due quarterly; balance due at maturity in November 2021	$25.0	$37.0
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,376.3	1,387.5
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Finance lease obligations, maturing through 2024	60.9	69.2
Other debt	8.2	9.5
	1,895.4	1,928.2
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(21.4)	(25.2)
Less: Current portion	(73.4)	(85.9)
	$1,800.6	$1,817.1

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

Revolver and Letter of Credit Facilities

As of September 30, 2019, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of September 30, 2019 and December 31, 2018, the Company had $25.0 and $37.0 of borrowings outstanding on the Revolver, respectively. As of September 30, 2019 and December 31, 2018, the Company had an aggregate of $28.5 and $32.3, respectively, of letters of credit outstanding under its credit facilities.

7. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
2017 Interest rate caps	Other assets	$—	$0.7
2017 Interest rate caps	Accrued expenses	(2.2)	—
2017 Interest rate caps	Other long-term liabilities	(2.4)	—
Derivatives Not Designated as Hedging Instruments
2016 Interest rate caps	Prepaid expenses and other current assets	—	5.8
Total derivatives		$(4.6)	$6.5

The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Interest Rate Caps

In November 2017, the Company entered into two interest rate cap agreements as cash flow hedges (the "2017 interest rate caps") to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company has applied hedge accounting to the 2017 interest rate caps; therefore, changes in the fair value of the 2017 interest rate caps are recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive income (loss). The 2017 interest rate caps commence in 2019 and expire in 2021. The Company will pay the $4.9 premium on the 2017 interest rate caps in monthly installments beginning in October 2019. The Company recorded a loss of $0.4 and a gain of $0.7 related to the 2017 interest rate caps for the three months ended September 30, 2019 and 2018, respectively, which was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive income (loss). The Company recorded a loss related to the 2017 interest rate caps of $3.7 for the nine months ended September 30, 2019 which was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive income (loss). The Company recorded a gain related to the 2017 interest rate caps of $4.5 for the nine months ended September 30, 2018 of which the effective portion of $3.9 was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive income (loss) and the ineffective portion of $0.6 was recorded in other income, net in the consolidated statement of operations. The notional value of the 2017 interest rate cap contracts aggregated were $600.0 as of September 30, 2019 and will remain constant through maturity in 2021.
In May 2016, the Company entered into three interest rate cap agreements (the "2016 interest rate caps") as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company paid the $5.5 premium of the 2016 interest rate caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to the 2016 interest rate caps; therefore, changes in the fair value of the 2016 interest rate caps were recorded in other (expense) income, net in the condensed consolidated statements of operations. The Company recorded no gain or loss related to the 2016 interest rate caps and a gain of $0.4 for the three months ended September 30, 2019 and 2018, respectively. The Company recorded a loss related to the 2016 interest rate caps of $0.9 and a gain of $6.4 for the nine months ended September 30, 2019 and 2018, respectively. The notional value of the 2016 interest rate cap contracts aggregated were constant at $800.0 over their term and matured on September 30, 2019.

8. Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2019 and 2018 was 28.0% and 19.7%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended September 30, 2019 was primarily due to the unfavorable change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the three months ended September 30, 2018 was primarily due to the unfavorable impact of the change in recorded valuation allowance and permanently non-deductible expenses.
The Company’s effective income tax rate for the nine months ended September 30, 2019 and 2018 was 85.5% and 32.4%, respectively. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the nine months ended September 30, 2019 was primarily due to the favorable impact of the settlement of the IRS audit of the Veolia subsidiaries for tax years 2004 - 2012 during the second quarter of 2019. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the nine months ended September 30, 2018 was primarily due to unfavorable impact of the change in recorded valuation allowance.

As of September 30, 2019 and December 31, 2018, the Company had liabilities of $0.0 and $31.3, respectively, associated with unrecognized tax benefits and related interest. The reduction to the unrecognized tax benefits and related interest from December 31, 2018 to September 30, 2019 is the result of the Veolia settlement with the IRS for tax years 2004 - 2012 during the second quarter of 2019.

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
Landfill Remediation
In fiscal 2018, the Company observed surface anomalies in specific areas of a landfill and received a proposed consent order, from a state environmental regulatory agency, outlining conditions required to be met at the landfill. The consent order was finalized during the nine months ended September 30, 2019 and the Company was assessed a penalty of $0.2. Based on the Company's best estimate during fiscal 2018, the Company recorded remediation accruals of $16.2 for required engineering enhancements related to leachate and gas infrastructure at the site. These accruals included costs for an enhanced de-watering system and the removal, treatment, and disposal of leachate at the site. Based on updated engineering studies completed in May 2019, the expected costs and the time-frame related to this matter increased therefore the Company recorded additional remediation accruals of $9.6 during the second quarter of 2019. No additional remediation accruals were recorded in the third quarter of 2019. As of September 30, 2019, $11.9 of expenditures related to the remediation accrual estimates have been incurred and $14.7 remains on the consolidated balance sheet. This amount could increase or decrease as a result of actual costs incurred to completion. Although it is reasonably possible this amount could change as a result of actual cost incurred to completion, the Company is unable to estimate a range of potential exposure due to the uncertainty of the remediation efforts required due to the early stage of the process being undertaken.

Litigation and Other Matters

The Company and certain of its subsidiaries have been named as defendants in various class action suits. Past suits have been brought against the Company and certain of its subsidiaries in the following jurisdictions: (i) 2009, Circuit Court of Macon County, Alabama (the "Tiger Pride" suit), (ii) 2011, Duval County, Florida (the "JWG" suit), (iii) 2013, Quitman County, Georgia and Barbour County, Alabama (the "Bach" suit), (iv) 2014, Chester County, Pennsylvania (the "Flaccus" suit), and (v) 2015, Gwinnett County, Georgia (the "Sims" suit). The plaintiffs in these cases primarily allege that the defendants charged improper charges (fuel, administrative and environmental charges) that were in breach of the plaintiffs' service agreements with the Company and seek damages for unspecified amounts. The 2013 Quitman County, Georgia complaint was dismissed in March 2014. The Company has reached a settlement for $9.0 (inclusive of plaintiff attorneys’ fees and costs), resolving the Tiger Pride, JWG, Bach and Sims suits. As of September 30, 2019, $5.7 of this settlement has been paid and the remaining amount is expected to be paid in the fourth quarter of 2019. The Flaccus suit has not been settled and is still pending. Given the inherent uncertainties of litigation, including the early stage of the Flaccus case, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of this case cannot be predicted and a range of loss, if any, cannot currently be estimated.

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. No benefit or charge was recorded in operating expenses during the three and nine months ended September 30, 2019. A $3.7 benefit was recorded during the second quarter of 2018 due to higher insurance recoveries than previously estimated. A $3.8 charge was

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

recorded in operating expenses during the first quarter of 2018 to adjust the reserve related to this matter to the remaining probable costs to relocate displaced material and restore infrastructure, net of insurance recoveries. The Company does expect to incur further benefits or charges related to this matter.
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

In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. As of September 30, 2018, the Southwest Pennsylvania & Western Maryland Area Teamsters & Employers Pension Fund agreed to use September 30, 2018 as the termination date for the Company's contribution obligation to this multiemployer pension plan and the Company estimated and recorded a withdrawal liability of $0.8 during the three months ended September 30, 2018.
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
Service revenues, operating income/(loss) and depreciation and amortization for the Company's reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2019
South	$160.6	$19.9	$21.8
East	111.4	10.1	21.7
Midwest	147.5	19.0	25.5
Corporate	—	(19.5)	1.4
	$419.5	$29.5	$70.4

Three Months Ended September 30, 2018
South	$154.0	$7.3	$21.0
East	104.8	6.1	20.4
Midwest	141.8	20.2	26.4
Corporate	—	(16.1)	1.1
	$400.6	$17.5	$68.9

Nine Months Ended September 30, 2019
South	$482.5	$58.3	$66.2
East	315.8	18.6	62.4
Midwest	424.2	52.0	74.0
Corporate	—	(72.8)	4.0
	$1,222.5	$56.1	$206.6

Nine Months Ended September 30, 2018
South	$455.5	$54.6	$64.2
East	298.3	17.0	58.8
Midwest	409.6	52.7	76.4
Corporate	—	(51.8)	3.4
	$1,163.4	$72.5	$202.8

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Residential Collection Revenue	$101.8	$100.3	$304.8	$301.5
Commercial Collection Revenue	100.1	95.4	297.6	281.5
Rolloff Collection Revenue	70.0	66.7	201.6	192.7
Disposal Revenue	78.2	72.9	216.3	203.4
Fuel and Environmental Charges	28.7	30.3	85.4	86.3
Sale of Recyclables	1.4	3.7	6.8	13.0
Other Revenue	39.3	31.3	110.0	85.0
	$419.5	$400.6	$1,222.5	$1,163.4

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

		Fair Value Measurement at September 30, 2019 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$11.8	$11.8	$—	$11.8
Interest rate caps - liability position	(4.6)	—	(4.6)	(4.6)
Total recurring fair value measurements	$7.2	$11.8	$(4.6)	$7.2

		Fair Value Measurement at December 31, 2018 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$6.8	$6.8	$—	$6.8
Interest rate caps - asset position	6.5	—	6.5	6.5
Total recurring fair value measurements	$13.3	$6.8	$6.5	$13.3

The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of September 30, 2019 and December 31, 2018, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	September 30, 2019	December 31, 2018
Revolver	$25.0	$37.0
Senior Notes	445.3	418.6
Term Loan B	1,381.4	1,332.0
	$1,851.7	$1,787.6

The carrying value of the Company’s debt at September 30, 2019 and December 31, 2018 was $1,826.3 and $1,849.5, respectively.

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
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the nine months ended September 30, 2019 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the nine months ended September 30, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
Certain of the Company’s leases include variable lease costs to reimburse the lessor for real estate tax and insurance expenses, and certain non-lease components that transfer a distinct service to the Company, such as common area maintenance services. The Company has elected not to separate the accounting for lease components and non-lease components, for all classes of leased assets.
The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$3.9	$11.8
Interest on lease liabilities	0.8	2.4
Operating lease cost	1.4	4.3
Short-term lease cost	1.8	4.9
Total lease cost	$7.9	$23.4

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.8	$2.4
Operating cash flows from operating leases	$1.4	$4.3
Financing cash flows from finance leases	$9.1	$26.9
Right-of-use assets obtained in exchange for new finance lease liabilities	$1.2	$18.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$1.6	$4.4
The weighted average lease terms as of the end of period are as follows:

September 30, 2019
Weighted average remaining lease terms
Weighted-average remaining lease term (in years) - finance leases	2.17
Weighted-average remaining lease term (in years) - operating leases	16.34

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The weighted average discount rates for the periods are as follows:

September 30, 2019
Discount rates
Weighted-average discount rate - finance leases	4.9%
Weighted-average discount rate - operating leases	5.0%

The supplemental balance sheet information related to leases for the period is as follows:

September 30, 2019
Operating leases
Operating lease right-of-use assets	$24.7

Accrued expenses	$4.4
Other long-term liabilities	20.7
Total operating lease liabilities	$25.1

Finance leases
Property and equipment, at cost	$115.5
Accumulated depreciation	(28.8)
Property and equipment, net	$86.7

Current maturities of long-term debt	$33.0
Long term debt, less current maturities	27.9
Total finance lease liabilities	$60.9

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases	Finance Leases
2019 (October through December)	$1.2	$9.4
2020	5.1	31.5
2021	3.7	17.3
2022	3.0	4.6
2023	2.4	1.3
2024	1.9	0.7
Thereafter	21.5	—
Total lease payments	38.8	64.8
Less: Imputed interest	(13.7)	(3.9)
Present value of lease liabilities	$25.1	$60.9

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

14. Subsequent Events

Subsequent to September 30, 2019, the Company made a $20.0 payment on its Revolver.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Service revenues	$419.5	100.0%	$400.6	100.0%	$1,222.5	100.0%	$1,163.4	100.0%
Operating costs and expenses
Operating	265.6	63.3%	264.4	66.0%	783.5	64.1%	743.7	63.9%
Accretion of landfill retirement obligations	4.5	1.1%	3.8	0.9%	13.2	1.1%	11.4	1.0%
Operating expenses	270.1	64.4%	268.2	66.9%	796.7	65.2%	755.1	64.9%
Selling, general and administrative	48.1	11.5%	45.4	11.3%	160.0	13.1%	135.4	11.6%
Depreciation and amortization	70.4	16.8%	68.9	17.2%	206.6	16.9%	202.8	17.4%
Acquisition and development costs	0.1	0.1%	0.1	—%	1.1	0.1%	0.4	—%
Loss (gain) on disposal of assets and asset impairments	1.3	0.2%	0.5	0.1%	2.0	0.1%	(2.8)	(0.2)%
Total operating costs and expenses	390.0	93.0%	383.1	95.6%	1,166.4	95.4%	1,090.9	93.8%
Operating income	$29.5	7.0%	$17.5	4.4%	$56.1	4.6%	$72.5	6.2%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Collection	$280.1	66.8%	$262.7	65.6%	$827.7	67.7%	$776.2	66.7%
Disposal	152.4	36.3%	146.8	36.6%	432.0	35.3%	418.9	36.0%
Sale of recyclables	2.0	0.5%	4.0	1.0%	8.3	0.7%	13.9	1.2%
Fuel and environmental charges	29.8	7.1%	31.6	7.9%	89.0	7.3%	90.1	7.7%
Other revenue	35.0	8.3%	34.5	8.6%	97.0	7.9%	94.9	8.2%
Intercompany eliminations	(79.8)	(19.0)%	(79.0)	(19.7)%	(231.5)	(18.9)%	(230.6)	(19.8)%
Total service revenues	$419.5	100.0%	$400.6	100.0%	$1,222.5	100.0%	$1,163.4	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average yield	3.0%	4.3%	3.4%	3.2%
Recycling	(0.5)%	(1.3)%	(0.3)%	(1.1)%
Fuel surcharge revenue	(0.4)%	1.2%	—%	1.0%
Total yield	2.1%	4.2%	3.1%	3.1%
Organic volume	1.1%	(1.1)%	0.5%	0.8%
Acquisitions	1.5%	1.1%	1.5%	2.4%
Divestitures	—%	—%	—%	(0.4)%
Impact of revenue recognition standard adoption	—%	(2.2)%	—%	(2.3)%
Total revenue growth	4.7%	2.0%	5.1%	3.6%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
During the three months ended September 30, 2019, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2018:

•
Average yield increased revenue by 3.0% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets;

•	Recycling revenue decreased revenue by 0.5% due to a continued decrease in recycling commodity prices;

•
Fuel surcharge revenue decreased revenue by 0.4% due to a decrease in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Our fuel surcharges reset on a monthly basis therefore a decrease in our fuel surcharge revenue is delayed in comparison to the decrease in our fuel expense when diesel fuel prices decrease;

•
Organic volume increased revenue by 1.1% due to an increase in special waste, MSW and C&D disposal volumes and the impact of one extra workday during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was partially offset by lower rolloff, commercial and residential collection volumes;

•	Acquisitions increased revenue by 1.5% due to the completion of acquisitions that further enhance our vertical integration strategy.

During the nine months ended September 30, 2019, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2018:

•
Average yield increased revenue by 3.4% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets;

•	Recycling revenue decreased revenue by 0.3% due to a continued decrease in recycling commodity prices;

•
Organic volume increased revenue by 0.5% due to an increase in special waste, MSW and C&D disposal volumes. The increase was partially offset by lower commercial, residential and rolloff collection volumes;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

Labor and related benefits	$88.9	21.2%	$84.0	21.0%	$262.8	21.5%	$249.2	21.4%
Transfer and disposal costs	58.0	13.8%	52.9	13.2%	165.9	13.6%	155.0	13.3%
Maintenance and repairs	43.0	10.3%	40.8	10.2%	124.6	10.2%	116.5	10.0%
Fuel	18.9	4.5%	20.7	5.2%	57.8	4.7%	60.1	5.2%
Franchise and host fees	11.7	2.8%	11.0	2.7%	32.3	2.6%	30.7	2.6%
Risk management	9.1	2.2%	10.4	2.6%	27.7	2.3%	27.0	2.3%
Other	36.0	8.5%	28.3	7.0%	102.8	8.4%	83.4	7.3%
Subtotal	$265.6	63.3%	$248.1	61.9%	$773.9	63.3%	$721.9	62.1%
Greentree expenses, net of insurance recoveries and landfill remediation expenses	—	—%	16.3	4.1%	9.6	0.8%	21.8	1.8%
Total operating expenses, excluding accretion expense	$265.6	63.3%	$264.4	66.0%	$783.5	64.1%	$743.7	63.9%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended September 30, 2019 compared to 2018
Operating expenses increased by $1.2 to $265.6 for the three months ended September 30, 2019 from $264.4 for the three months ended September 30, 2018. Operating expenses, excluding landfill remediation expenses, increased $17.5 or 7.1% to $265.6 for the three months ended September 30, 2019 from $248.1 for the three months ended September 30, 2018. The change was due to the following:

•
Labor and related benefits increased by $4.9 or 5.8% to $88.9 which was primarily attributable to higher labor costs as a result of merit increases, acquisition activity, increased temporary labor needs primarily as a result of new municipal contract wins and a labor shortage and the impact of one extra workday during the third quarter 2019 compared to the third quarter 2018;

•
Transfer and disposal costs increased by $5.1 or 9.6% to $58.0 primarily due to a significant increase in processing costs related to single stream recycling, an increase in third-party transportation costs in our Midwest segment as a result of diverting waste from one of our landfills, an increase in costs due to higher reliance on sub-contractors in the South segment and the impact of one extra workday during the third quarter 2019 compared to the third quarter 2018;

•
Maintenance and repairs expense increased by $2.2 or 5.4% to $43.0 primarily due to higher labor costs as a result of merit increases and acquisition activity, an increase in the cost of maintenance and repair parts due to inflation and the impact of one extra workday during the third quarter 2019 compared to the third quarter 2018;

•
Fuel costs decreased $1.8 or 8.7% to $18.9 as a result of lower diesel fuel costs per gallon partially offset by the impact of one extra workday during the third quarter 2019 compared to the third quarter 2018;

•	Franchise and host fees increased $0.7 or 6.4% to $11.7 primarily due to the acquisition of a landfill in our South segment during fourth quarter of 2018;

•	Risk management expense decreased $1.3 or 12.5% to $9.1 primarily due to lower frequency of automobile and property liability claims;

•
Other operating costs increased $7.7 or 27.2% to $36.0 primarily due to an increase in the following: higher leachate and gas treatment costs at several of our landfills partially due to weather related impacts; a loss contract purchase accounting liability reversal in the prior year quarter that did not recur in the current year quarter; higher site maintenance costs and other facility costs; an increase in vehicle operating costs primarily due to higher reliance on rental equipment and higher vehicle maintenance costs; and higher material costs to support an increase in revenue related to our asphalt operation.
Nine months ended September 30, 2019 compared to 2018
Operating expenses increased by $39.8 or 5.4% to $783.5 for the nine months ended September 30, 2019 from $743.7 for the nine months ended September 30, 2018. Operating expenses, excluding the Greentree expenses and landfill remediation expenses, increased $52.0 or 7.2% to $773.9 for the nine months ended September 30, 2019 from $721.9 for the nine months ended September 30, 2018. The change was due to the following:

•
Labor and related benefits increased by $13.6 or 5.5% to $262.8 which was primarily attributable to the following: higher labor costs as a result of merit increases, acquisition activity, the addition of one company paid holiday and increased temporary labor needs primarily as a result of new municipal contract wins and a labor shortage; an increase in healthcare costs due to an increase in claims activity; and an increase in workers compensation costs due to the severity of claims;

•
Transfer and disposal costs increased by $10.9 or 7.0% to $165.9 primarily due to the following: a significant increase in processing costs related to single stream recycling; an increase in disposal costs related to higher volumes coming through our transfer stations in the South segment; and an increase in costs due to higher reliance on sub-contractors in the South segment;

•
Maintenance and repairs expense increased by $8.1 or 7.0% to $124.6 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation;

•
Fuel costs decreased $2.3 or 3.8% to $57.8 as a result of lower diesel fuel costs per gallon partially offset by a CNG tax credit received in the first quarter of fiscal 2018 that did not recur in the first quarter of fiscal 2019;

•
Franchise and host fees increased $1.6 or 5.2% to $32.3 primarily due to an increase in landfill host fees as a result of higher disposal volumes and the acquisition of a landfill in our South segment during fourth quarter of 2018;

•	Risk management expense increased $0.7 or 2.6% to $27.7 primarily due to a slight increase in the frequency and severity of automobile and property liability claims;

•
Other operating costs increased $19.4 or 23.3% to $102.8 primarily due to an increase in the following: higher leachate and gas treatment costs at several of our landfills partially due to weather related impacts; higher site maintenance costs and other facility costs; an increase in vehicle operating costs primarily due to higher reliance on rental equipment and higher vehicle maintenance costs; a loss contract purchase accounting liability reversal in the nine months ended September 30, 2018 that did not recur in the nine months ended September 30, 2019; and higher material costs to support an increase in revenue related to our asphalt operation;

•
We recorded Greentree expenses, net of insurance recoveries and landfill remediation expenses of $9.6 and $21.8 during the nine months ended September 30, 2019 and 2018, respectively, as further described in Note 9 to the unaudited consolidated financial statements.

Accretion of Landfill Retirement Obligations
Accretion expense was $4.5 and $3.8 for the three months ended September 30, 2019 and 2018, respectively. Accretion expense was $13.2 and $11.4 for the nine months ended September 30, 2019 and 2018, respectively. The increases were primarily attributable to the acquisition of a landfill during the fourth quarter of fiscal 2018.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

Salaries	$29.8	7.1%	$27.6	6.9%	$92.2	7.5%	$84.9	7.3%
Legal and professional	4.6	1.1%	3.4	0.8%	24.7	2.0%	10.6	0.9%
Other	13.7	3.3%	14.4	3.6%	43.1	3.6%	39.9	3.4%
Total selling, general and administrative expenses	$48.1	11.5%	$45.4	11.3%	$160.0	13.1%	$135.4	11.6%
Three months ended September 30, 2019 compared to 2018

•
Our salaries expense increased by $2.2 or 8.0% to $29.8 primarily due to merit increases, higher projected bonus expense and increased temporary labor needs partially offset by lower stock based compensation expense and a one time multi-employer pension plan withdrawal fee in the third quarter of 2018 that did not recur in the third quarter of 2019;

•	Legal and professional fees increased $1.2 to $4.6 due to fees associated with the proposed merger as further described in Note 13 to the unaudited consolidated financial statements.

•	Other selling, general and administrative expenses decreased $0.7 or 4.9% to $13.7 primarily due to lower bad debt expense.
Nine months ended September 30, 2019 compared to 2018

•
Our salaries expense increased by $7.3 or 8.6% to $92.2 primarily due to merit increases, higher projected bonus expense and increased temporary labor needs partially offset by a one time multi employer pension plan withdrawal fee in the nine months ended September 30, 2018 that did not recur in the nine months ended September 30, 2019;

•
Legal and professional fees increased $14.1 to $24.7 due to a legal case settlement of $9.0 as further discussed in Note 9 to the unaudited consolidated financial statements and related legal fees of $0.9 and an increase in merger related expenses of $5.7 related to our proposed merger as further described in Note 13 to the unaudited consolidated financial statements.

•
Other selling, general and administrative expenses increased $3.2 or 8.0% to $43.1 due to an increase in computer hardware and software maintenance costs and an increase in bad debt expense primarily associated with our brokerage business.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

Depreciation, amortization and depletion of property and equipment	$62.5	14.9%	$59.1	14.8%	$183.2	15.0%	$172.3	14.8%
Amortization of other intangible assets	7.9	1.9%	9.8	2.4%	23.4	1.9%	30.5	2.8%
Depreciation and amortization	$70.4	16.8%	$68.9	17.2%	$206.6	16.9%	$202.8	17.4%

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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

Depreciation and amortization of property and equipment	$35.0	8.3%	$34.7	8.7%	$105.1	8.6%	$103.6	8.9%
Landfill depletion and amortization	27.5	6.6%	24.4	6.1%	78.1	6.4%	68.7	5.9%
Depreciation, amortization and depletion of property and equipment	$62.5	14.9%	$59.1	14.8%	$183.2	15.0%	$172.3	14.8%

Three months ended September 30, 2019 compared to 2018

•	Depreciation and amortization of property and equipment increased $0.3 or 0.9% to $35.0 due mainly to acquisition activity;

•	Landfill depletion and amortization increased $3.1 or 12.7% to $27.5 due to changes in our landfill estimates, acquisition activity and increased disposal volumes.

Nine months ended September 30, 2019 compared to 2018

•	Depreciation and amortization of property and equipment increased $1.5 or 1.4% to $105.1 due mainly to acquisition activity;

•	Landfill depletion and amortization increased $9.4 or 13.7% to $78.1 due to changes in our landfill estimates, acquisition activity and increased disposal volumes.
Amortization of Other Intangible Assets
Amortization of other intangible assets was $7.9 and $9.8, or as a percentage of revenue, 1.9% and 2.4%, for the three months ended September 30, 2019 and 2018, respectively. Amortization of other intangible assets was $23.4 and $30.5, or as a percentage of revenue, 1.9% and 2.6%, for the nine months ended September 30, 2019 and 2018, respectively. The decreases were due to certain intangible assets becoming fully amortized partially offset by the impact of acquisition activity.
Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

We completed two acquisitions during the nine months ended September 30, 2019 for a cash purchase price of $24.9. Additionally, we made a $2.2 deferred purchase price payment during the nine months ended September 30, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. Nine tuck-in acquisitions were completed during the nine months ended September 30, 2018 for a cash purchase price of $6.1 and notes payable of $0.7. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
Other (expense) income, net
Changes in the fair value and settlements of derivative instruments that do not qualify for hedge accounting are recorded in other (expense) income, net in the condensed consolidated statements of operations and amounted to no gain or loss and a gain of $0.4 for the three months ended September 30, 2019 and 2018, respectively. Changes in the fair value and settlements of derivative instruments that do not qualify for hedge accounting amounted to a loss of $0.9 and income of $6.4 for the nine months ended September 30, 2019 and 2018, respectively. Additionally, $0.6 of ineffectiveness for derivatives that qualify for hedge accounting was recorded in other (expense) income, net in the condensed consolidated statements of operations for the nine months ended September 30, 2018. Income from equity investee for the three months ended September 30, 2019 and 2018, respectively, was $0.2 and $0.1. Income from equity investee for the nine months ended September 30, 2019 and 2018, respectively, was $1.2 and $1.0. During the nine months ended September 30, 2019, the IRS closed audits of our previously acquired Veolia subsidiaries for tax years 2004-2012 therefore the Company recorded a charge to other expense of $3.9 to write off an indemnification receivable that was recorded as part of the 2012 purchase accounting.

Interest Expense
Interest expense increased by $0.6 or 2.5% to $25.0 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Interest expense increased by $6.2 or 8.7% to $77.2 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were due to the impact of increasing interest rates on our variable rate debt.
Cash paid for interest was $17.5 and $16.7 for the three months ended September 30, 2019 and 2018, respectively. Cash paid for interest was $65.8 and $60.0 for the nine months ended September 30, 2019 and 2018, respectively.
Income Taxes
Our effective income tax rate for the three months ended September 30, 2019 and 2018 was 28.0% and 19.7%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended September 30, 2019 was primarily due to the unfavorable change in recorded valuation allowance. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the three months ended September 30, 2018 was primarily due to the unfavorable impact of the change in recorded valuation allowance and permanently non-deductible expenses.
Our effective income tax rate for the nine months ended September 30, 2019 and 2018 was 85.5% and 32.4%, respectively. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the nine months ended September 30, 2019 was primarily due to the favorable impact of the settlement of the IRS audit of the Veolia subsidiaries for tax years 2004 - 2012 during the second quarter of 2019. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the nine months ended September 30, 2018 was primarily due to unfavorable impact of the change in recorded valuation allowance.

Cash paid for income taxes (net of refunds) was ($2.3) and $1.0 for the three months ended September 30, 2019 and 2018, respectively. Cash paid for income taxes (net of refunds) was ($0.9) and $2.0 for the nine months ended September 30, 2019 and 2018, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended September 30, 2019
South	$160.6	$19.9	$21.8
East	111.4	10.1	21.7
Midwest	147.5	19.0	25.5
Corporate	—	(19.5)	1.4
	$419.5	$29.5	$70.4

Three Months Ended September 30, 2018
South	$154.0	$7.3	$21.0
East	104.8	6.1	20.4
Midwest	141.8	20.2	26.4
Corporate	—	(16.1)	1.1
	$400.6	$17.5	$68.9

Nine Months Ended September 30, 2019
South	$482.5	$58.3	$66.2
East	315.8	18.6	62.4
Midwest	424.2	52.0	74.0
Corporate	—	(72.8)	4.0
	$1,222.5	$56.1	$206.6

Nine Months Ended September 30, 2018
South	$455.5	$54.6	$64.2
East	298.3	17.0	58.8
Midwest	409.6	52.7	76.4
Corporate	—	(51.8)	3.4
	$1,163.4	$72.5	$202.8
Comparison of Reportable Segments—Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
South Segment
Revenue increased $6.6 or 4.3% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in revenue was due to the following: an increase in price yield from our collection and disposal operations of $6.3 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $3.2; and an increase in revenue of $0.8 from one more workday in the third quarter of 2019 compared to the third quarter of 2018. The increases were partially offset by a decrease in rolloff, commercial and residential collection volumes of $2.3 and a decrease in special waste and C&D disposal volumes of $1.1.

Operating income from our South Segment increased by $12.6 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to lower landfill remediation expenses of $16.3 as further described in Note 9 to the unaudited consolidated financial statements and the revenue increase of $6.6 as described above. The increases were partially offset by the following: an increase in salaries and wages of $2.6 due to higher labor costs primarily attributable to merit increases, acquisition activity and increased temporary labor needs primarily as a result of new municipal contract wins; an increase in site maintenance costs of $1.7; an increase in maintenance and repair costs of $1.4 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation; an increase in depreciation and depletion expense of $1.4 due mainly to acquisition activity and new truck purchases; an increase of $1.0 in leachate and gas treatment costs partially due to weather related impacts; an increase in disposal costs of $0.8 related to higher volumes coming through our transfer stations; and an increase of $0.6 due to higher reliance on sub-contractors.
East Segment
Revenue increased by $6.6, or 6.3% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to the following: an increase in disposal volumes of $5.4; an increase associated with our asphalt operations of $1.2; and an increase of $0.7 from one more workday in the third quarter of 2019 compared to the third quarter of 2018. The increases were partially offset by a decrease in commercial and residential collection volumes of $0.9.
Operating income from our East Segment increased $4.0 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to the following: the revenue increase of $6.6 as described above; a decrease in fuel expense of $0.8 as a result of the decline in diesel fuel prices; and a decrease in insurance expense of $0.5 primarily due to lower frequency of automobile and property liability claims. The increase in operating income was partially offset by the following: an increase in depreciation and depletion of $1.9 due to changes in our landfill estimates, acquisition activity and increased disposal volumes; an increase in salaries and wages of $0.6 due to higher labor costs primarily attributable to merit increases, higher projected bonus expense and acquisition activity; an increase in material costs of $0.6 to support an increase in revenue related to our asphalt operation; and a significant increase in processing costs of $0.4 related to single stream recycling.
Midwest Segment
Revenue increased $5.7 or 4.0% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to the following: an increase in price yield from our collection and disposal operations of $4.2 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $2.6; and an increase of $0.8 from one more workday in the third quarter of 2019 compared to the third quarter of 2018. The increase was partially offset by a decrease in rolloff, residential and commercial collection volumes of $2.0.
Operating income from our Midwest Segment decreased $1.2 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was primarily due to the following: a significant increase in processing costs of $2.4 related to single stream recycling; an increase in salaries and wages of $1.7 due to higher labor costs primarily attributable to merit increases and acquisition activity; a loss contract purchase accounting liability reversal of $1.4 in the prior year quarter that did not recur in the current year quarter; an increase of $0.7 in disposal facility costs primarily due to leachate and gas treatment costs as a result of weather related impacts and mix of disposal volumes; an increase in maintenance and repair costs of $0.7 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation. The decreases were largely offset by the revenue increase of $5.7 as described above.

Corporate
Operating loss increased $3.4 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in salaries and wages of $2.4 primarily due to higher projected bonus expense, merit increases and increased temporary labor needs partially offset by lower stock based compensation expense and higher legal and consulting fees of $1.6 associated with the proposed merger as further described in Note 13 to the unaudited consolidated financial statements. The increase in operating loss was partially offset by a $0.8 multi employer pension plan withdrawal fee during third quarter of 2018 that did not recur in the third quarter of 2019.
Comparison of Reportable Segments—Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
South Segment
Revenue increased $27.0 or 5.9% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in revenue was due to the following: an increase in price yield from our collection and disposal operations of $17.3 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $9.4; and an increase in MSW disposal volumes of $3.1. The increases were partially offset by a decrease in commercial and rolloff collection volumes of $3.3.
Operating income from our South Segment increased by $3.7 or 6.8% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to the revenue increase of $27.0 as described above and a decrease in landfill remediation expenses of $12.0 as further described in Note 9 to the unaudited consolidated financial statements. The increase was largely offset by the following: an increase in salaries and wages of $7.0 due to higher labor costs primarily attributable to merit increases, acquisition activity, higher healthcare costs due to increased claims activity and increased temporary labor needs primarily as a result of new municipal contract wins; an increase in depreciation and depletion expense of $4.6 due mainly to acquisition activity; an increase in maintenance and repair costs of $4.4 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation; a decrease in gains on sales of fixed assets of $4.3 primarily due to the timing of equipment sales; an increase of $3.5 in leachate and gas treatment costs partially due to weather related impacts; an increase in site maintenance costs and other facility costs of $3.2; an increase of $2.2 in various general and administrative expenses; an increase of $1.7 due to higher reliance on sub-contractors; an increase in third party transportation costs of $1.5; an increase in vehicle operating costs of $1.3 primarily due to higher reliance on rental equipment and higher vehicle maintenance costs; an increase in disposal costs of $1.3 related to higher volumes coming through our transfer stations; and an increase of $0.7 due to higher frequency and severity of automobile and property liability claims.
East Segment
Revenue increased by $17.5 or 5.9% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to the following: an increase in disposal volumes of $13.2; an increase in price yield from our collection and disposal operations of $4.5 as we continue to focus on disciplined open market pricing; and an increase in revenue associated with our asphalt operations of $2.5. The increases were partially offset by a decrease in residential and commercial collection volumes of $3.4.
Operating income from our East Segment increased $1.6 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to the following: the revenue increase of $17.5 described above, a decrease in amortization expense of $2.0 as certain intangible assets became fully amortized; and a decrease in fuel expense of $1.3 due to the reduction in diesel fuel prices. The increase in operating income was largely offset by the following: an increase in depreciation and depletion of $5.6 due to changes in our landfill estimates, acquisition activity and increased disposal volumes; an increase in salaries and wages of $3.4 due to higher labor costs primarily attributable to merit increases, higher projected bonus expense, acquisition activity and higher healthcare costs due to increased claims activity; an increase in various general and administrative costs of $1.8 including higher bad debt expense primarily associated with our brokerage business; an increase in maintenance and repair costs of $1.5 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation; an increase of $1.5 in leachate and gas treatment costs partially due to weather related impacts; an increase in site maintenance costs and other facility costs of $1.5; an increase in material costs of $1.3 to support an increase in revenue related to our asphalt operation; and a significant increase in processing costs of $1.1 related to single stream recycling.
Midwest Segment
Revenue increased $14.6 or 3.6% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to an increase in price yield from our collection and disposal operations of $14.6 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business and an increase in acquisition related revenue of $6.6. The increase was partially offset by a decrease in residential and rolloff collection volumes of $6.3.
Operating income from our Midwest Segment decreased $0.7 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was primarily due to the following: a significant increase in disposal costs of $7.0 primarily due to higher single stream recycling processing costs; an increase in salaries and wages of $3.2 due to higher labor costs primarily attributable to merit increases, acquisition activity and higher healthcare costs due to increased claims activity; an increase of $2.9 in disposal facility costs primarily due to leachate and gas treatment costs as a result of weather related impacts and mix of disposal volumes; an increase in maintenance and repair costs of $2.1 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation; and a loss contract purchase accounting liability reversal of $1.4 in the nine months ended September 30, 2018 that did not recur in the nine months ended September 30, 2019. The decrease was largely offset by the $14.6 revenue increase as described above and a $2.5 decrease in amortization expense as certain intangible assets became fully amortized.
Corporate
Operating loss increased $21.0 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the following: a legal case settlement of $9.0 as further discussed in Note 9 to the unaudited consolidated financial statements and related legal fees of $0.9; an increase in merger related expenses of $5.7 related to our proposed merger as further described in Note 13 to the unaudited consolidated financial statements; and an increase in salaries and wages of $5.1 due to merit increases, higher projected bonus expense and increased temporary labor needs.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. For this reason and since we efficiently manage our working capital requirements, it is common for us to have negative working capital. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At September 30, 2019 and December 31, 2018, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development as well as the use of our cash to fund debt repayments and acquisitions.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$11.8	$6.8

Debt:
Current portion	73.4	85.9
Long-term portion	1,800.6	1,817.1
Total debt	$1,874.0	$1,903.0

Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$229.2	$234.4
Net cash used in investing activities	$(181.0)	$(132.1)
Net cash used in financing activities	$(43.2)	$(100.8)
Cash Flows Provided by Operating Activities
We generated $229.2 of cash flows from operating activities during the nine months ended September 30, 2019, compared with $234.4 during the nine months ended September 30, 2018. The decrease was primarily due to the following:

•	An increase in cash interest expense of $5.8;

•	An increase in cash expenditures of $5.7 related to the fee case settlement and related expenses;

•	An increase of $4.0 due to merger related cash expenditures;
The decrease was partially offset by the following:

•	A decrease in cash paid for taxes of $2.9;

•	An increase of $2.8 in realized gains associated with the 2016 interest rate caps;

•	A decrease in cash expenditures of $2.6 related to the Greentree landfill waste slide;

•	A decrease in capping, closure and post closure expenditures of $2.5.

Cash Flows Used in Investing Activities
We used $181.0 of cash in investing activities during the nine months ended September 30, 2019 compared with $132.1 during the nine months ended September 30, 2018, an increase of $48.9. The variance was due to the following:

•	Higher cash expenditures of $24.3 used to fund the purchase of property and equipment and landfill construction and development;

•	An increase of $21.0 in cash expenditures used to fund acquisitions;

•	Lower proceeds of $3.6 from sale of property and equipment and insurance proceeds.
Cash Flows Used In Financing Activities
During the nine months ended September 30, 2019, net cash used in financing activities was $43.2 compared to net cash used in financing activities of $100.8 during the nine months ended September 30, 2018, a decrease of $57.6. The variance was primarily due to the following:

•
A decrease in net payments on debt instruments of $51.1 as we used excess cash to fund purchases of property and equipment, landfill construction and development and acquisitions during the nine months ended September 30, 2019 compared to using the majority of our excess cash to make debt repayments during the nine months ended September 30, 2018;

•	An increase in proceeds from stock option exercises of $6.5.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2019 and December 31, 2018, we had $25.0 and $37.0 in borrowings outstanding under our Revolving Credit Facility. As of September 30, 2019 and December 31, 2018, we had an aggregate of approximately $28.5 and $32.3 of letters of credit outstanding under our Senior Secured Credit Facilities. As of September 30, 2019 and December 31, 2018, we had remaining capacity under our Revolving Credit Facility of $246.5 and $230.7, respectively. As of September 30, 2019, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for the three and nine months ended September 30, 2019 and 2018 were not significant.

We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at September 30, 2019 and December 31, 2018 was 4.3:1.0 and 4.4:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of September 30, 2019, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments, which are not classified as debt. We do not guarantee any third-party debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of September 30, 2019 does not differ materially from that included in our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of September 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q), due to a material weakness in internal control over financial reporting, as described further in our 2018 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
The material weakness, identified during the fourth quarter of fiscal 2018, as described further in our 2018 Annual Report on Form 10-K, remains unremediated as of September 30, 2019. To date, we have made enhancements to our control environment, but the remediation efforts are ongoing and are not expected to be completed until after 2019.

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
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from this Report on Form 10-Q, formatted as Inline XBRL.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2019	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer