Form 10-K
period 2019-12-31
Advanced Disposal Services, Inc.
filed 2020-02-24
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file no: 001-37904

Advanced Disposal Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0875845
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
90 Fort Wade Road
Ponte Vedra, Florida 32081
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (904) 737-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.01 par value	ADSW	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2019 was approximately $2,302.7 million. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 7, 2020 was 89,903,432 shares

Advanced Disposal Services, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

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

ITEM 1. BUSINESS
(All dollar amounts are presented in millions, unless otherwise noted)

Advanced Disposal Services, Inc. (hereafter referred to as "Advanced Disposal" or the "Company") is a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States as well as in the Commonwealth of the Bahamas, serving approximately 2.7 million residential customers and over 200,000 commercial and industrial ("C&I") customers through our extensive network of 95 collection operations, 73 transfer stations, 3 material recycling facilities (MRFs"), 19 locations where we receive and bale recyclable material and 41 owned or operated active landfills. Our headquarters are located in Ponte Vedra, Florida.
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
Safety
We are dedicated to the safety of our employees, customers and the communities we serve. We prioritize safety above all else as indicated in our company slogan “Service First, Safety Always” and we recognize and reward employees for outstanding safety records. A total of 62% of our routed residential fleet uses automated side load trucks, which significantly reduces employee injuries. We also use drive camera technology in our trucks and train our drivers using the Smith Systems model which focuses on reducing collisions, preventing injuries and saving lives.

Operations
We are focused on operating our business as efficient as possible while minimizing our impact on the environment. We operate a fleet of 501 compressed natural gas ("CNG") vehicles, or 20% of our routed collection fleet, which significantly reduces carbon emissions compared to diesel-fueled collection trucks. We plan to continue to transition a portion of our collection fleet from diesel fuel to CNG in locations where it is cost beneficial. We have 18 active landfill gas operations at solid waste landfills where landfill gas is captured and utilized for its renewable energy value rather than flared. These landfill gas operations produce enough gas to power the equivalent of 120,000 homes annually.
People
We strive to make Advanced Disposal a great place to work for our approximately 6,200 full-time employees by providing compensation and benefits and creating learning experiences that attract, develop, motivate and retain the best workforce. We are actively and intentionally creating an environment in which all individuals are welcomed and we have developed strategies to continue creating a more diverse workforce and inclusive work environment. Women represent approximately 18% of our workforce.
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
Recycling
We recognize the positive impact recycling has on our environment and we collected 652,800 tons of recycled materials in fiscal 2019 that would have otherwise been disposed of in a different manner. We have a network of 3 material recycling facilities that we manage or operate and 19 locations where we receive and bale recyclable materials. We are dedicated to educating our customers and the community on the proper way to recycle with a goal of increasing the amount of material that successfully makes it through the recycling process.
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

The services we provide include non-hazardous solid waste collection, transfer, recycling and disposal services for residential, commercial and industrial customers, as described below. The following table shows revenues contributed by these services for each of the three years presented (in millions and as a percentage of our revenue):

	Year ended December 31,
	2019		2018		2017
Collection	$1,073.6	66.1%	$1,035.8	66.5%	$1,017.4	67.5%
Disposal	569.2	35.1%	558.8	35.9%	542.5	36.0%
Sale of recyclables	10.3	0.6%	18.1	1.2%	33.2	2.2%
Fuel and environmental charges	116.9	7.2%	120.7	7.7%	103.9	6.9%
Other	160.0	9.9%	132.5	8.5%	104.4	6.9%
Intercompany eliminations	(307.0)	(18.9)%	(307.7)	(19.8)%	(293.8)	(19.5)%
Total	$1,623.0	100.0%	$1,558.2	100.0%	$1,507.6	100.0%
Collection Services
We serve approximately 2.7 million residential customers, over 200,000 C&I customers and over 800 municipalities through our 95 collection operations. We internalized 62% of the waste collected into our own landfills for the year ended December 31, 2019. Collection revenue represents approximately 66% of our overall revenue.

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

The fees that we receive for residential collection on an individual subscription basis are based primarily on market factors, frequency and type of service, the distance to the disposal facility and the cost of disposal. In general, subscription residential collection fees are paid quarterly or monthly in advance by the residential customers receiving the service and other residential services are paid in arrears. Residential revenue represents approximately 38% of our collection revenue.

For commercial and industrial ("C&I") operations, we supply our customers with waste containers suitable for their needs and rent or sell compactors to large waste generators. Standard service agreements with C&I customers are typically three to five years in length with pricing based on estimated disposal weight and time required to service the account. We generally bill commercial customers monthly in advance. Industrial customers are generally billed in arrears for our services. The customer generally may not cancel C&I standard service agreements for a period of five years from the start of service without incurring a cancellation penalty. In addition, contracts typically are renewed automatically unless the customer specifically requests cancellation. Our standard C&I service contracts generally allow for rate increases and represent approximately 54% of our overall collection revenue.
Our construction and demolition ("C&D") waste services provide C&D sites with rolloff containers and waste collection, transportation and disposal services. C&D services are typically provided pursuant to arrangements in which the customer provides 24-hour advance notice of its disposal needs and is billed on a "per pull" plus disposal basis. While the majority of our rolloff services are provided to customers under long-term contracts, we generally do not enter into contracts with our C&D customers that utilize temporary rolloff containers due to the relatively short-term nature of most C&D projects. Our temporary rolloff customers pay us in arrears for our services. Our C&D waste services represent approximately 8% of our overall collection revenue.

Disposal Services
Landfill disposal services represent the final stage in our vertically integrated waste collection and disposal services solution. We own or operate 34 active municipal solid waste ("MSW") landfills and 7 active C&D landfills as of December 31, 2019, enabling us to offer comprehensive service to our customers. For the year ended December 31, 2019, our landfills accepted 17.3 million tons of waste. We charge tipping or disposal fees to third parties. Third party disposal revenue represents approximately 17% of our overall revenue.
As of December 31, 2019, our landfills had approximately 377.5 million cubic yards of utilized airspace and total permitted and deemed permitted airspace of approximately 1,041.4 million cubic yards. Our active landfills that are currently accepting waste have an average of 37.4 years of aggregate remaining permitted and deemed permitted life. The in-place capacity of our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. Some of our landfills accept non-hazardous special waste, including utility ash, asbestos and contaminated soils.
We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, market needs, remaining capacity and the likelihood of obtaining an expansion. To satisfy future disposal demand, we are currently seeking to expand permitted capacity at 16 of our landfills and we may seek expanded permitted capacity at other landfills in the future. However, we cannot assure you that all proposed or future expansions will be permitted as designed.
We also have responsibility for 5 MSW and 2 C&D closed landfills, for which we have associated closure and post-closure obligations. The post-closure period generally runs for 30 years after final site closure for landfills.
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

Revenue at transfer stations is primarily generated by charging tipping or disposal fees. Our collection operations deposit waste at these transfer stations, as do other private and municipal haulers, for compaction and transfer to disposal sites or MRFs. Transfer stations provide collection operations with a cost-effective means to consolidate waste and reduce transportation costs while providing our landfill sites with an additional “gate” to extend the geographic reach of a particular landfill site with the goal of increased internalization.
Recycling Services
We have a network of 3 recycling facilities that we manage or operate and 19 locations where we receive and bale recyclable materials. These facilities generate revenue through the collection, processing and sale of old corrugated cardboard, old newspaper, mixed paper, aluminum, glass and other materials. These recyclable materials are internally collected by our residential, commercial and industrial collection operations as well as third-party haulers.
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
Other Services
Other revenue is comprised of ancillary revenue-generating activities, such as landfill gas-to-energy operations at MSW landfills, management of third-party owned landfills, broker revenue, customer service charges relating to overdue payments, customer administrative fees relating to customers who request paper copies of invoices rather than opting for electronic invoices and compliance fees.

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
Federal Regulation
The following summarizes the primary federal environmental and occupational health and safety-related statutes that affect our facilities and operations:

The Resource Conservation and Recovery Act, as amended ("RCRA") regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. Occasionally, the condensates or other materials generated during our operations may be classified as a "regulated hazardous waste," and require special handling, transport and treatment. As a result, some of our operations are subject to Subtitle C of RCRA, and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of hazardous waste. Owners and operators of facilities that generate hazardous waste must obtain an EPA ID number and comply with generator requirements, including proper containerization, storage, handling, transportation and disposal. RCRA also imposes extensive recordkeeping and reporting obligations. We incur costs in complying with these standards in the ordinary course of our operations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA") which is also known as Superfund, imposes liability for the cleanup of soil and groundwater contamination upon current and former owners and operators of contaminated sites, generators of hazardous substances, and parties that arrange for the disposal of hazardous substances at third party sites or that transport hazardous substances to such sites. Liability under CERCLA is strict and not dependent on the intentional release of hazardous substances; it can be based upon the release of hazardous substances even as a result of lawful, unintentional or non-negligent actions. Liability under CERCLA can also be joint and several; a party that releases only a portion of the hazardous substances impacting a site, or that sends only portion of the hazardous substances to a third-party disposal site, may be held liable for all of the cleanup costs if, for instance, the hazardous substances have commingled and cannot be readily allocated among various responsible parties. CERCLA provides for authorized federal authorities to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. The EPA may also issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party that voluntarily expended site clean-up costs. Further, liability for damage to publicly-owned natural resources, known as natural resource damages, may be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as an arranger, generator or transporter of hazardous substances disposed of at other locations.

The Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into groundwater, streams, rivers or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect wetlands, a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

The Clean Air Act provides for federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large MSW landfills and landfill gas-to-energy facilities. In 1996, the EPA issued new source performance standards (“NSPS”), applicable to new large landfills, and emission guidelines (“EG”), applicable to existing large landfills, for controlling landfill gas emissions, including methane emissions. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for MSW landfills subject to the NSPS. These regulations impose limits on air emissions from our new large MSW landfills, subject most of them to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary.
The EPA issued a new NSPS rule and updated EG in fiscal 2016. In May 2017, EPA issued a 90-day administrative stay of the new NSPS rule and the updated EG. After environmental groups challenged the stay in the D.C. Court of Appeals, the EPA decided not to further extend the stay with respect to the NSPS rule, and the rule came into effect on August 29, 2017 upon the expiration of the stay. The new NSPS rule applies to landfills constructed or modified after July 17, 2014, and imposes requirements on independent operators of landfill gas and gas-to-energy facilities. We assessed the capital and operating cost impact to our operations of the new NSPS rule. The regulatory changes did not have a material adverse impact on our business as a whole.
Although the EPA opted not to extend the stay with respect to the NSPS rule, it did seek to extend the stay with respect to the EG. The 2016 EG updates had allowed states to issue emission plans, which the EPA could accept or reject. If a state failed to issue an emission plan, or if the EPA rejected the plan, the state would be subject to a federal plan. On October 30, 2018, the EPA issued a proposal to extend the state emission plans submittal deadline to August 29, 2019, provide the EPA with six months to review the plans for completeness and an additional 12 months for approval, and extend the timing for the EPA to issue a federal plan by two years. California and eight other states sued the EPA, arguing that the EPA should act on all state plans that had been submitted within 30 days, respond to any new state plans within 60 days of submittal, and issue a federal plan within five months. On May 6, 2019, the U.S. District Court for the Northern District of California ruled in favor of California and the eight other states, requiring the EPA to finalize state plans by September 6, 2019 and issue a federal plan not later than November 6, 2019, which was subsequently extended to January 14, 2020. On January 10, 2019, the Ninth Circuit Court of Appeals granted a stay of the

January 14, 2020 deadline.In 2010, the EPA issued the Prevention of Significant Deterioration (“PSD”) and Title V Green House Gases (“GHG”) Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs, including methane and carbon dioxide. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required.
In June 2014, however, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources, concluding that the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is required to obtain a PSD or Title V permit, although the court also concluded that the EPA could continue to require that PSD permits, which are otherwise required based on emissions of conventional pollutants, contain limitations on GHG emissions based on Best Available Control Technology. In November 2014, the EPA issued a policy memorandum advising that it intended to propose exempting biogenic carbon dioxide emissions from waste-derived feedstocks (MSW and landfill gas) from PSD and Title V air permitting. The EPA based this proposal on the rationale that those emissions are likely to have minimal or no net atmospheric contributions, or even reduce such impacts, when compared to an alternate method of disposal. In August 2017, the EPA’s Science Advisory Board announced in the Federal Register a public meeting to discuss a draft report on the November 2014 policy memorandum. As a result of this U.S. Supreme Court ruling and EPA policy action, the anticipated impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and results of operations is not expected to have a material impact on our operations or results.
On August 3, 2015, the EPA published the final Clean Power Plan setting carbon dioxide emission performance standards for affected electric generating units and requiring states to submit State Implementation Plans for reducing GHG emissions from affected sources and for meeting their carbon dioxide emission reduction goals. At the time, the Clean Power Plan contemplated that states may choose to meet their emission reduction obligations through efficiency gains, also known as heat-rate improvements, at coal-fired plants, and increased utilization of natural gas combined cycle units and renewables, including landfill gas. The final Clean Power Plan and the Proposed Federal Implementation Plan notes that states may choose to rely on waste derived biogenic feedstocks in their future proposed compliance plans, which, if it went forward, could create new or expanded opportunities for renewable energy projects.
There is a great deal of uncertainty, however, regarding the fate of the Clean Power Plan and, more broadly, the future of the regulation of GHG emissions from electric generating units. On February 10, 2016, the Supreme Court granted a petition to stay the plan pending the resolution of challenges being heard in the D.C. Circuit Court of Appeals. On March 28, 2017, President Trump signed an executive order that called for the review of the plan. In October 2017, the EPA took the first administrative steps to repeal the plan, and, in December 2017, the EPA announced it would also replace the plan. On August 21, 2018, the EPA proposed the Affordable Clean Energy ("ACE") rule. . On June 19, 2019, the EPA issued the final ACE rule, which purports to replace CPP and establishes emission guidelines for states to use when developing plans to limit carbon dioxide emissions from coal-fired power plants. Unlike the CPP, under the ACE rule states can only meet their emission reduction obligations through efficiency improvements at coal-fired plants, and not by increasing use of natural gas combined cycle units and renewables. Under the ACE rule, states have three years to submit plans. The ACE rule is expected to result in far less reduction of carbon dioxide emissions than the CPP, and the Attorney General of New York among others has threatened to challenge the ACE rule in court.
Other final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule promulgated in October 2015, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large MSW landfills and landfill gas-to-energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. As of December 31, 2019, we have 18 active landfill gas-to-energy operations at solid waste landfills where landfill gas is captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. Compliance with existing, or the adoption of additional, climate change legislation or regulations restricting emissions of GHGs could increase our costs to operate.
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
In 2011, the EPA published the Non-Hazardous Secondary Materials (“NHSM”) rule, which was developed under RCRA in conjunction with the CAA major boiler, area boiler, and commercial and industrial solid waste incineration (“CISWI”) rules. The NHSM rule provides the standards and procedures for identifying whether NHSM are or are not solid waste under Subtitle D of RCRA when used as fuels or ingredients in combustion units. NHSM that are not deemed solid waste are subject to less stringent

CAA regulations than NHSM that are deemed solid waste. The EPA published clarifications and amendments to these rules in February 2013, and then issued further amendments in February 2016 and February 2018, adding an aggregate of six additional materials to the list of categorical non-solid waste fuels. In 2011, the EPA also published NSPS and EG for CISWI units, and MACT standards for commercial and industrial boilers. As a result of litigation surrounding the CISWI rule, the EPA took additional regulatory actions in 2013 and 2016. On April 16, 2019, the final CISWI rule was issued. Although the recently published amendments are generally favorable to our industry, some of the potential regulatory interpretations are undergoing review and other regulatory outcomes may be dependent on case-by-case administrative determinations. These could have a significant impact on some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. It is not possible to quantify the financial impact of these rule-makings or pending administrative determinations at the present time. However, we believe the rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.
In April 2015, the EPA issued a final rule regulating the disposal and beneficial use of coal and combustion residuals (“CCR”) as a solid waste (as opposed to a hazardous waste) under Subtitle D of RCRA. Subtitle D of RCRA prohibits “open dumps” that fail to ensure that there is “no reasonable probability of adverse effects on health or the environment from disposal of solid waste….” On July 30, 2018, the EPA issued a revised final rule which, among other things, allowed states with approved CCR programs to use alternate performance standards, revised groundwater protection standards for four constituents, and provided additional time for facilities that would be forced to close by the rule to cease receiving wastes and to commence closure. In August 2018, the U.S. Court of Appeals for the District of Columbia vacated much of the 2015 final rule, and in October 2018, environmental groups filed a petition to the court claiming that the 2018 revised final rule did not satisfy Subtitle D RCRA requirements prohibiting open dumps. Rather than contest the lawsuit, the EPA requested a voluntary remand to reconsider the 2015 final rule and the 2018 revised final rule. The EPA’s CCR rulemaking is ongoing. The proposed regulations encourage beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use in un-encapsulated uses in accordance with established industry standards (e.g., application of sludge for agricultural enrichment), and deem disposal and beneficial use of CCR at permitted MSW landfills exempt from new, proposed regulations because the RCRA Subtitle D standards applicable at MSW landfills provide at least equivalent protection. The new proposed standards are consistent with our approach to handling CCR at our sites currently, and we believe the new standards will provide a potential growth opportunity for us. States may impose standards more stringent than the federal program, and we will be monitoring state implementation to determine impact.
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
Employees
As of December 31, 2019, we had approximately 6,200 employees, approximately 14% of whom were covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business. Our management believes we have good relations with our employees.
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
On April 15, 2019, we announced that we entered into a definitive merger agreement, pursuant to which a subsidiary of Waste Management, Inc. will acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash (the “Merger”). The Merger was unanimously approved by the boards of directors of both companies and was approved by the majority of shareholders of Advanced Disposal. We anticipate that Waste Management, Inc. will obtain antitrust regulatory approval by the end of March 2020 and close the transaction soon thereafter. There is no assurance that the Merger will occur. If the Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us.
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
Our tax position may be affected by changes in U.S. tax law.
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
Over the last several years, regulations have been adopted mandating changes in the composition of fuels for motor vehicles. The renewable fuel standards that the EPA sets annually affect the type of fuel our motor vehicle fleet uses. Pursuant to the Energy Independence and Security Act of 2007, the EPA establishes annual renewable fuel volume requirements and separate volume requirements for four different categories of renewable fuels (renewable fuel, advanced biofuel, cellulosic biofuel and biomass-based diesel). These volume requirements set standards for the proportion of refiners' or importers' total fuel volume that must be renewable and must take into account the fuels' impact on greenhouse gas ("GHG") emissions. These regulations are one of many factors that may affect the cost of the fuel we use.

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
We maintain high deductible insurance policies for automobile, general, employer's, environmental, directors' and officers', employment practices and fiduciary liability as well as for employee group health insurance, property insurance and workers' compensation. We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles. The amounts that we self-insure could cause significant volatility in our operating margins and reported earnings based on the occurrence and claim costs of incidents, accidents, injuries and adverse judgments. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator. To the extent these estimates may be inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings. From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies. A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs. Significant increases in premiums on insurance that we retain also could reduce our margins.
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
We are subject to potential liability and under environmental laws and regulations, including those relating to the transportation, recycling, treatment, storage and disposal of wastes, discharges of pollutants to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate the emission of GHG. Our operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. Further restrictions could include:

•	limitations on siting and constructing new waste disposal, transfer, recycling or processing facilities or on expanding existing facilities;

•	regulations or levies on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or

•	limitations or restrictions on the recycling, processing or transformation of waste and other streams.
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
Enforcement or implementation of foreign regulations can affect our ability to export products. For instance, in 2013, the Chinese government launched Operation Green Fence and began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics. The higher quality expectations resulting from initiatives such as Operation Green Fence can drive up operating costs in the recycling industry, particularly for single stream materials recovery facilities (“MRFs”). Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. Enforcement and implementation of foreign regulations can also preclude us from exporting products to certain jurisdictions and negatively impact global demand for recyclables. For instance, in January 2018 the Chinese government implemented new regulations effectively eliminating the ability of the United States to export recyclables to China. Moreover, these new Chinese regulations have resulted in reduced demand for recyclable materials in the global market effectively having an adverse impact on recyclable prices. If new initiatives or new regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.
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
Our landfill operations emit methane, which is identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change, though the Trump administration has pulled back from these initiatives on a federal level. In 2010, the EPA published a prevention of significant deterioration (“PSD”) and Title V GHG Tailoring Rule, which expanded the EPA’s federal air permitting authority to include six GHGs. The rule set new thresholds for GHG emissions that define when the Clean Air Act of 1970, as amended (the “Clean Air Act”), permits are required. The U.S. Supreme Court, however, in June 2014, issued a decision limiting the applicability and scope of EPA permitting requirements for GHGs from stationary sources. On August 3, 2015, the EPA finalized the Clean Power Plan rule, which regulates C02 emissions from existing power plants, and the Carbon Pollution Standards for new, modified, and reconstructed power plants. The implementation of the Clean Power Plan, however, has been stayed by the U.S. Supreme Court, and. In addition, on June 19, 2019, the EPA issued the final Affordable Clean Energy rule which replaces the Clean Power Plan and establishes emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. On July 15, 2016, the EPA published updates to its 1996 Emission Guidelines for existing MSW landfills that further reduce methane emissions. In a simultaneous rulemaking, the EPA published New Source Performance Standards for reducing methane emissions from new and modified landfills. The Trump Administration has moved to delay the implementation of the Emission Guidelines applicable to existing MSW landfills, and these efforts have resulted in ongoing litigation with states that oppose any delay.

Moreover, in August 2016, the EPA and the Department of Transportation’s National Highway Traffic Safety Administration (“NHTSA”) finalized a national program that would establish the next phase of GHG emissions and fuel efficiency standards for medium and heavy-duty vehicles. Industry groups have filed legal challenges to the rulemaking before the D.C. Circuit Court of Appeals. On May 8, 2017, the D.C. Circuit Court of Appeals granted a motion by the EPA and the NHTSA to hold the litigation challenging the rule in abeyance while the agencies evaluate a petition to reconsider the rule filed by one of the rule’s challengers. In addition, on August 2, 2018, the U.S. Department of Transportation and the EPA proposed the Safer Affordable Fuel-Efficient Vehicles Rule which amends existing fuel economy and tailpipe carbon dioxide emissions standards for passenger cars and light trucks and establish new standards covering model years 2021 through 2026, and on September 19, 2019, the NHTSA and the EPA establish the One National Program for fuel economy regulation which, among other things, purports to withdraw California's waiver that allows it to issue and enforce more stringent standards. In November 2019, California, along with 22 other states, and the cities of Los Angeles, New York, and Washington D.C., filed suit against the Trump Administration’s move to revoke California’s ability to issue separate emission standards. Litigation regarding tailpipe emission and fuel efficiency standards is ongoing.
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
The waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources and changes in laws and environmental policies, as well as voluntary sustainability and circular economy efforts initiated by industries and companies, may limit the items that enter the waste stream, any of which may adversely impact volumes and tipping fees at our landfills. Alternatives to landfill disposal may cause our revenues and operating results to decline.
As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource and new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of waste. We are increasingly competing with companies that seek to use parts of the waste stream as feedstock for renewable energy supplies. In addition, environmental initiatives, such as product stewardship and EPR, which hold manufacturers or other actors in the product life cycle responsible for the disposal of manufactured goods, may reduce the volume of products that enter the waste stream. Further, there may be changes in the laws that reclassify items in the waste stream as hazardous or that prohibit the disposal of certain wastes in our landfills. These alternatives and changes in laws, as well increased sustainability efforts on the parts of industries and companies to reduce the environmental impacts of theirs operations, including through the reduction of their waste streams, may impact the demand for landfill space, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that we can charge for utilization of landfill space. As a result, our revenues and operating margins could be adversely affected.
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
As of December 31, 2019, we had approximately $1,888.2 of indebtedness outstanding and made cash interest payments of $93.7 for fiscal 2019. We may incur additional debt in the future. This amount of our indebtedness could:

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

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
We have entered into interest rate caps to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the strike price in the derivative contracts. We will be exposed to credit-related losses, which could impact our results of operations in the event of fluctuations in the fair value of the interest rate caps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate caps. See Note 8, Derivative Instruments and Hedging Activities, to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located at 90 Fort Wade Rd, Ponte Vedra, Florida 32081, where we currently lease office space expiring through 2021. We also maintain regional administrative offices in Georgia and Illinois.
Our principal property and equipment consists of land, landfills, buildings, vehicles and equipment. We own or lease real property in the states in which we conduct operations. At December 31, 2019, we owned or operated 95 collection operations, 73 transfer stations, 41 active solid waste landfills, 3 recycling facilities and 19 locations where we receive and bale recyclable materials in 16 states and the Bahamas. In aggregate, our active solid waste landfills total approximately 25,900 acres, including approximately 12,200 permitted and expansion acres. “Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions section included herein. We also own or have responsibilities for six closed landfills. We believe that our property and equipment is adequate for our current needs.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ADSW.” The number of holders of record of our common stock on February 7, 2020 was 6. The number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of our common stock is held in "street name" by banks and brokers.

The graph below shows the relative investment performance of Advanced Disposal Services, Inc. common stock, the S&P 500 Index and the Dow Jones Waste & Disposal Services Index since the close of trading on the first day subsequent to our initial public offering. The initial public offering price of our common stock was $18 compared to the closing price on the first day of trading subsequent to our initial public offering of $20. No dividends have been paid on our common stock. On April 14, 2019, we entered into an Agreement and Plan of Merger with Waste Management, Inc. whereby all of our common stock will be purchased for $33.15 per share. Since the merger announcement, our stock price has been significantly impacted by the per share merger price to be received by shareholders when the merger closes.

The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	10/6/2016	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Advanced Disposal Services, Inc.	$100.00	$111.10	$119.70	$119.70	$164.35
S&P 500 Index	$100.00	$103.61	$123.73	$116.02	$149.52
Dow Jones Waste & Disposal Services Index	$100.00	$111.76	$128.34	$126.08	$167.48

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

(In millions of dollars, except per share data)	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Service revenues	$1,623.0	$1,558.2	$1,507.6	$1,404.6	$1,396.4
Costs and expenses:
Operating (a)	1,058.6	1,006.1	962.1	865.5	866.6
Selling, general and administrative (b)	207.7	181.5	169.5	157.0	152.6
Depreciation and amortization	278.8	270.5	269.8	246.9	259.1
Acquisition and development costs	1.1	0.8	1.3	0.7	1.4
Loss (gain) on disposal of assets and asset impairments (c)	1.7	(2.5)	11.4	1.8	21.6
Restructuring	0.6	0.1	3.4	0.8	—
	1,548.5	1,456.5	1,417.5	1,272.7	1,301.3
Operating income	74.5	101.7	90.1	131.9	95.1
Interest expense	(100.9)	(95.9)	(93.0)	(130.2)	(138.0)
Loss on debt extinguishments and modifications	—	(0.9)	(3.7)	(64.7)	—
Other (expense) income, net (d)	(0.6)	9.1	3.7	6.9	(10.1)
(Loss) income before income taxes	(27.0)	14.0	(2.9)	(56.1)	(53.0)
(Benefit) expense from income taxes (e)	(20.4)	4.6	(41.2)	(25.7)	(19.4)
Net (loss) income	(6.6)	9.4	38.3	(30.4)	(33.6)
Basic (loss) income per share	$(0.07)	$0.11	$0.43	$(0.44)	$(0.52)
Diluted (loss) income per share	$(0.07)	$0.11	$0.43	$(0.44)	$(0.52)
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$280.2	$308.3	$306.5	$237.0	$244.5
Net cash used in investing activities	$(226.1)	$(206.8)	$(285.3)	$(170.6)	$(197.4)
Net cash used in financing activities	$(48.4)	$(101.5)	$(15.6)	$(65.8)	$(47.5)
Consolidated Balance Sheet Data:
Total assets	$3,543.5	$3,528.3	$3,493.3	$3,369.9	$3,422.3
Debt, including current portion	$1,868.2	$1,903.0	$1,958.3	$1,923.5	$2,247.1
Total stockholders’ equity	$923.4	$911.5	$884.6	$829.5	$489.8

(a)
Amounts included in operating expenses for fiscal 2019 and 2018 include landfill remediation expenses of $9.6 and$23.4, respectively. Amounts included in operating expenses for fiscal 2017 include expenses related to the Greentree landfill waste slide of $11.1. Refer to Note 20, Commitments and Contingencies, of the audited consolidated financial statements for further details related to these matters.

(b)
Amounts included in selling, general and administrative expenses for fiscal 2019 include $9.9 of expenses associated with the fee case settlement. Refer to Note 20, Commitments and Contingencies, of the audited consolidated financial statements for further details related to this matter. Additionally, these amounts include $9.4 of merger related expenses. Refer to Note 1, Business Operations, of the audited consolidated financial statements for further details related to this matter.

(c)
During April of 2017, we impaired $13.0 of certain intangible assets related to our South Carolina operations that were recorded as part of the purchase accounting. We disposed of certain businesses in the South segment for strategic reasons in June 2015 and recorded a loss on disposal of $10.9 for the twelve months ending December 31, 2015. Additionally, we recorded an impairment of $6.4 in fiscal 2015 in connection with the strategic decision to divest certain businesses in the South segment and the decision not to pursue a landfill permit.

(d)
Amounts included in other (expense) income, net for fiscal 2019, 2018, 2017, 2016 and 2015 contain unrealized and realized gains/losses related to derivative instruments including a loss of $0.8, a gain of $6.3, a loss of $0.5, a gain of $3.5 and a loss of $15.4, respectively. A gain on the sale of a debt investment security of $2.5 is included in other (expense) income, net for fiscal 2015.

(e)
During fiscal 2019, the IRS closed audits of our previously acquired Veolia subsidiaries for tax years 2004-2012. With the closure of Veolia audits, the Company recognized $28.1 of tax benefits which were previously derecognized under ASC 740. This benefit was partially offset by the recording of valuation allowances against certain state tax NOLs, including NOLs which were newly recognized as part of the audit settlement. Due to the enactment of the Tax Cuts and Jobs Act (the "Act") in the fourth quarter of fiscal 2017, our 2017 financial results included a $40.5 non-cash tax benefit, primarily resulting from revaluing our net deferred tax assets, liabilities, and certain associated valuation allowances to reflect the recently enacted 21% federal corporate tax rate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K, our consolidated financial statements and the related notes included elsewhere in this report.
Overview

We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive municipal arrangements. We have a presence in 16 states across the Midwest, South and East regions of the United States, serving approximately 2.7 million residential customers and over 200,000 C&I customers through our extensive network of 95 collection operations, 73 transfer stations, 3 MRFs, 19 locations where we receive and bale recyclable material and 41 owned or operated active landfills. We seek to drive financial performance in markets in which we own or operate a landfill or in certain disposal-neutral markets, where the landfill is owned by our municipal customer. In markets in which we own or operate a landfill, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly-efficient and profitable collection operations with lower capital requirements.

Geographically, we focus our business principally in secondary, or less densely populated non-urban, markets where the presence of large national providers is generally more limited. We also compete selectively in primary, or densely populated urban, markets where we can capitalize on opportunities for vertical integration through our high-quality transfer and disposal infrastructure and where we can benefit from highly-efficient collection route density. We maintain an attractive mix of revenue from varying sources, including residential collections, C&I collections, landfill gas and special waste streams, and fees charged to third parties for disposal in our network of transfer stations and landfills, with limited exposure to commodity sales. We also benefit from a high degree of customer diversification, with no single customer accounting for more than 2% of revenue for the year ended December 31, 2019. Our business mix and large and diverse customer base, combined with our long term contracts and historically high renewal rates, provide us with significant revenue and earnings stability and visibility.

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

Our fiscal year ends December 31 of each year and we refer to the fiscal year ended December 31, 2019 as "fiscal 2019," the fiscal year ended December 31, 2018 as "fiscal 2018" and the fiscal year ended December 31, 2017 as "fiscal 2017".

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

Results of Operations
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for the results of operations discussion for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017.
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Year ended December 31,
	2019		2018		2017
Service revenues	$1,623.0	100.0%	$1,558.2	100.0%	$1,507.6	100.0%
Operating costs and expenses
Operating	1,040.6	64.1%	989.1	63.5%	946.7	62.8%
Accretion of landfill retirement obligations	18.0	1.1%	17.0	1.1%	15.4	1.0%
Operating expenses	1,058.6	65.2%	1,006.1	64.6%	962.1	63.8%
Selling, general and administrative	207.7	12.8%	181.5	11.6%	169.5	11.2%
Depreciation and amortization	278.8	17.2%	270.5	17.4%	269.8	17.9%
Acquisition and development costs	1.1	0.1%	0.8	0.1%	1.3	0.1%
Loss (gain) on disposal of assets and asset impairments	1.7	0.1%	(2.5)	(0.2)%	11.4	0.8%
Restructuring charges	0.6	—%	0.1	—%	3.4	0.2%
Total operating costs and expenses	1,548.5	95.4%	1,456.5	93.5%	1,417.5	94.0%
Operating income	$74.5	4.6%	$101.7	6.5%	$90.1	6.0%
Revenue
The following table sets forth our consolidated revenues for the periods indicated (in millions and as a percentage of our total revenue).

	Year ended December 31,
	2019		2018		2017
Collection	$1,073.6	66.1%	$1,035.8	66.5%	$1,017.4	67.5%
Disposal	569.2	35.1%	558.8	35.9%	542.5	36.0%
Sale of recyclables	10.3	0.6%	18.1	1.2%	33.2	2.2%
Fuel and environmental charges	116.9	7.2%	120.7	7.7%	103.9	6.9%
Other	160.0	9.9%	132.5	8.5%	104.4	6.9%
Intercompany eliminations	(307.0)	(18.9)%	(307.7)	(19.8)%	(293.8)	(19.5)%
Total	$1,623.0	100.0%	$1,558.2	100.0%	$1,507.6	100.0%

The following table reflects changes in components of our revenue, as a percentage of total revenue, for fiscal 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Average yield	3.3%	3.4%	1.2%
Recycling	(0.4)%	(0.9)%	0.8%
Fuel surcharge revenue	(0.1)%	1.0%	0.4%
Total yield	2.8%	3.5%	2.4%
Organic volume	—%	0.5%	1.4%
Acquisitions	1.4%	1.9%	3.9%
Divestitures	—%	(0.3)%	(0.4)%
Impact of revenue recognition standard adoption	—%	(2.2)%	—%
Total revenue change	4.2%	3.4%	7.3%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
Fiscal Year Ended December 31, 2019 compared to 2018
During fiscal 2019, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2018:

•
Average yield increased revenue by 3.3% driven by higher price yield in our collection and disposal operations as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business;

•	Recycling revenue decreased revenue by 0.4% due to a continued decrease in recycling commodity prices;

•
Fuel surcharge revenue decreased revenue by 0.1% due to a decrease in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Our fuel surcharges reset on a monthly basis, therefore a decrease in our fuel surcharge revenue is delayed in comparison to the decrease in our fuel expense when diesel fuel prices decrease;

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

•	Maintenance and repairs expenses include labor, maintenance and repairs to our vehicles, equipment and containers;

•	Fuel costs, which include the direct cost of fuel used by our vehicles, net of fuel tax credits. We also incur certain indirect fuel costs in our operations;

•	Franchise and host fees, which consist of municipal franchise fees, host community fees and royalties;

•	Risk management expenses, which include casualty insurance premiums and claim payments and estimates for claims incurred but not reported;

•	Other expenses, which include expenses such as facility operating costs, equipment rent, leachate treatment and disposal and other landfill maintenance costs;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Year ended December 31,
	2019		2018		2017
Labor and related benefits	$351.7	21.7%	$333.5	21.4%	$313.2	20.8%
Transfer and disposal costs	223.4	13.8%	208.2	13.4%	205.0	13.6%
Maintenance and repairs	165.6	10.2%	154.0	9.9%	139.3	9.2%
Fuel	72.8	4.5%	81.0	5.2%	68.3	4.5%
Franchise and host fees	42.6	2.6%	41.4	2.7%	67.8	4.5%
Risk management	36.7	2.3%	35.6	2.3%	33.8	2.2%
Other	138.2	8.4%	111.9	7.1%	108.2	7.3%
Subtotal	1,031.0	63.5%	965.6	62.0%	935.6	62.1%
Greentree expenses, net of insurance recoveries and landfill remediation expenses	9.6	0.6%	23.5	1.5%	11.1	0.7%
Total operating expenses, excluding accretion expense	$1,040.6	64.1%	$989.1	63.5%	$946.7	62.8%
The cost categories shown above may not be comparable to similarly titled categories used by other companies.
Fiscal Year Ended December 31, 2019 compared to 2018
Operating expenses increased by $51.5, or 5.2%, to $1,040.6 for fiscal 2019 from $989.1 in fiscal 2018. The change was due to the following:

•
Labor and related benefits increased by $18.2, or 5.5%, to $351.7 which was primarily attributable to the following: higher labor costs as a result of merit increases, acquisition activity and one additional company paid holiday; higher temporary labor costs primarily as a result of new municipal contract wins and a driver shortage; and an increase in healthcare costs due to increased frequency and severity of claims activity;

•
Transfer and disposal costs increased by $15.2, or 7.3%, to $223.4 primarily due to the following: a significant increase in processing costs related to single stream recycling; an increase in disposal costs related to higher disposal volumes processed through our transfer stations particularly in our South segment; an increase in costs due to higher reliance on sub-contractors primarily in our South segment; and an increase in transportation costs in our Midwest segment primarily due to diverting waste from one landfill to another;

•
Maintenance and repairs expense increased by $11.6, or 7.5%, to $165.6 primarily due to the following: higher labor costs as a result of merit increases, acquisition activity and a mechanic shortage; and an increase in the cost of maintenance and repair parts due to inflation;

•
Fuel costs decreased $8.2, or 10.1%, to $72.8 impacted by a decrease in diesel fuel prices and further offset by an increase in the benefit associated with CNG fuel tax credits in fiscal 2019 compared to fiscal 2018;

•	Franchise and host fees increased $1.2, or 2.9%, to $42.6 primarily due to the acquisition of a landfill in our South segment during the fourth quarter of 2018;

•	Risk management expenses increased $1.1, or 3.1%, to $36.7 primarily due to a slight increase in the frequency and severity of automobile and property liability claims;

•
Other operating costs increased $26.3, or 23.5%, to $138.2 primarily due to an increase in the following: higher leachate and gas treatment costs at several of our landfills partially due to weather related impacts; higher site maintenance costs and other facility costs; an increase in vehicle operating costs primarily due to higher reliance on rental equipment and higher vehicle maintenance costs; a loss contract purchase accounting liability reversal in fiscal 2018 that did not recur in fiscal 2019; and higher material costs to support an increase in revenue related to our asphalt operation;

•	We recorded landfill remediation expenses of $9.6 and $23.4 during fiscal 2019 and 2018, respectively, as further described in Note 20 to the audited consolidated financial statements.

Accretion of Landfill Retirement Obligations
Accretion expense was $18.0, $17.0 and $15.4 for fiscal 2019, 2018 and 2017, respectively. Accretion expense increased by $1.0 in fiscal 2019 from fiscal 2018 which was primarily attributable to the acquisition of a landfill during the fourth quarter of fiscal 2018.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2019		2018		2017
Salaries	$117.5	7.2%	$112.6	7.2%	$105.5	7.0%
Legal and professional	31.9	2.0%	14.8	0.9%	13.9	0.9%
Other	58.3	3.6%	54.1	3.5%	50.1	3.3%
Total selling, general and administrative expenses	$207.7	12.8%	$181.5	11.6%	$169.5	11.2%
Fiscal Year Ended December 31, 2019 compared to 2018

•
Salaries expenses increased by $4.9, or 4.4% primarily due to higher bonus expense due to the guaranteed bonus program adopted as part of the merger as further described in Note 1 to the audited consolidated financial statements, merit increases and increased temporary labor needs partially offset by a decrease to our vacation accrual due to a policy change, lower stock based compensation expense and a one time multi employer pension plan withdrawal fee in fiscal 2018 that did not recur in fiscal 2019;

•
Legal and professional fees increased by $17.1 due to a legal case settlement of $9.0 as further discussed in Note 20 to the audited consolidated financial statements and related legal fees of $0.9 and an increase in merger related expenses of $9.4 related to our proposed merger as further described in Note 1 to the audited consolidated financial statements;

•
Other selling, general and administrative expenses increased by $4.2, or 7.8% primarily due to an increase in computer hardware and software maintenance costs and an increase in bad debt expense primarily associated with our brokerage business.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue):

	Year ended December 31,
	2019		2018		2017
Depreciation, amortization and depletion of property and equipment	$247.6	15.3%	$231.2	14.9%	$228.2	15.1%
Amortization of other intangible assets and other assets	31.2	1.9%	39.3	2.5%	41.6	2.8%
Depreciation and amortization	$278.8	17.2%	$270.5	17.4%	$269.8	17.9%

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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2019		2018		2017
Depreciation and amortization of property and equipment	$141.7	8.7%	$138.4	8.9%	$135.6	9.0%
Landfill depletion and amortization	105.9	6.5%	92.8	6.0%	92.6	6.1%
Depreciation, amortization and depletion of property and equipment	$247.6	15.2%	$231.2	14.9%	$228.2	15.1%
Fiscal Year Ended December 31, 2019 compared to 2018

•	Depreciation and amortization of property and equipment increased by $3.3, or 2.4%, to $141.7 due mainly to acquisition activity and new municipal contract wins which increased our capital needs;

•	Landfill depletion and amortization increased by $13.1, or 14.1%, primarily due to changes in our landfill estimates and acquisition activity.
Amortization of Other Intangible Assets and Other Assets
Amortization of other intangibles and other assets was $31.2, $39.3 and $41.6 for fiscal 2019, 2018 and 2017, respectively, or as a percentage of revenue, 1.9% to 2.8% for all years presented. The decrease in amortization expense in fiscal 2019 compared to fiscal 2018 is attributable to certain intangible assets becoming fully amortized partially offset by the impact of acquisition activity. Our other intangible assets and other assets primarily relate to customer lists, municipal and customer contracts, operating permits and non-compete agreements.

Acquisitions

We completed the acquisitions of two businesses during fiscal 2019. Consideration paid amounted to $24.9 for these acquisitions. Additionally, we made a $2.2 deferred purchase price payment during fiscal 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. We completed twelve acquisitions during fiscal 2018. Consideration paid amounted to $30.1 for these acquisitions. The results of operations of each acquisition are included in our consolidated statements of operations subsequent to the closing date of each acquisition.

Interest Expense
The following table provides the components of interest expense for the periods indicated (in millions and as a percentage of our revenue):

	Year ended December 31,
	2019		2018		2017
Interest expense on debt and capital lease obligations	$95.8	5.9%	$90.6	5.8%	$87.5	5.8%
Accretion of original issue discounts and loan costs	5.7	0.4%	6.1	0.4%	6.3	0.4%
Less: Capitalized interest	(0.6)	—%	(0.8)	(0.1)%	(0.8)	(0.1)%
Total Interest Expense	$100.9	6.3%	$95.9	6.1%	$93.0	6.1%
Interest expense increased in fiscal 2019 from fiscal 2018 due to the impact of higher average interest rates on our variable rate debt.

Other (expense) income, Net
Changes in the fair value and settlements of our 2016 interest rate caps are recorded in other (expense) income, net in the audited consolidated statements of operations and amounted to expense of $0.8 and income of $5.7 for fiscal 2019 and 2018, respectively. The expense in fiscal 2019 was driven by the impact of decreasing interest rates on the 2016 interest rate caps. The income in fiscal 2018 was driven by the impact of increasing interest rates on the 2016 interest rate caps. Income from equity investee for fiscal 2019 and 2018 was $2.4 and $1.2, respectively. During fiscal 2019, the IRS closed audits of our previously acquired Veolia subsidiaries for tax years 2004-2012 therefore we recorded a charge to other expense of $3.9 to write off an indemnification receivable that was recorded as part of the 2012 purchase accounting.
Income Taxes
Our benefit from income taxes was $20.4 for fiscal 2019, our expense from income taxes was $4.6 for fiscal 2018 and our benefit from income taxes was $41.2 for fiscal 2017. Our tax rate is affected by recurring items, such as differences in tax rates in state jurisdictions and the relative amount of income we earn in each jurisdiction, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
Fiscal 2019
Our effective income tax rate for fiscal 2019 was a beneficial rate of 75.6%. Our rate is higher than the enacted statutory rate of 21%, primarily due to the favorable impact of the closure of the Veolia IRS audit for years 2004-2012. With the closure of the Veolia audit, we recognized $28.1 of tax benefits which were previously derecognized under ASC 740. This benefit was partially offset by the recording of valuation allowances against certain state tax NOLs, including NOLs which were newly recognized as part of the audit settlement.
Fiscal 2018
Our effective income tax rate for fiscal 2018 was 32.9%. Our rate is higher than the enacted statutory rate of 21%, primarily due to the unfavorable impact of an increase to our valuation allowance for certain state tax NOLs.

Reportable Segments

Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income (loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables (in millions):

	Services Revenues	Operating Income (Loss)	Depreciation and Amortization
For the Year Ended December 31,
2019
South	$645.6	$77.6	$93.9
East	415.0	21.6	82.4
Midwest	562.4	66.4	97.2
Corporate	—	(91.1)	5.3
	$1,623.0	$74.5	$278.8
For the Year Ended December 31,
2018
South	$609.2	$77.9	$85.1
East	400.5	22.5	79.8
Midwest	548.5	72.7	101.1
Corporate	—	(71.4)	4.5
	$1,558.2	$101.7	$270.5
For the Year Ended December 31,
2017
South	$570.5	$89.8	$85.0
East	380.2	(1.5)	76.8
Midwest	556.9	71.7	98.9
Corporate	—	(69.9)	9.1
	$1,507.6	$90.1	$269.8
Comparison of Reportable Segments—Fiscal 2019 compared to Fiscal 2018
South Segment
Revenue for fiscal 2019 increased $36.4 or 6.0% from fiscal 2018. The increase in revenue was due to the following: an increase in price yield from our collection and disposal operations of $21.3 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $12.5; an increase in residential collection volumes of $4.7 due to new municipal contract wins; and an increase in MSW disposal volumes of $3.4. The increases were partially offset by a decrease in commercial and rolloff collection volumes of $6.0 and a reduction in recycled commodity prices of $1.1.
Operating income for fiscal 2019 decreased by $0.3 or 0.4% from fiscal 2018. The decrease was primarily due to the following: an increase in salaries and wages of $10.2 due to higher labor costs primarily attributable to merit increases, acquisition activity, one additional company paid holiday, higher healthcare costs due to increased claims activity and increased temporary labor needs as a result of new municipal contract wins and a driver shortage; an increase of $7.9 in disposal facility costs primarily due to higher leachate and gas treatment costs partially due to weather related impacts, an increase in site maintenance costs and an increase in other facility costs; an increase in maintenance and repair costs of $6.5 primarily due to higher labor costs as a result of merit increases, acquisition activity and a mechanic shortage and an increase in the cost of maintenance and repair parts due to inflation; an increase of $5.9 in various general and administrative expenses including higher bonus expense and higher wages due to the merit increases; an increase in disposal and transportation costs of of $4.8 primarily related to higher volumes processed through our transfer stations, higher reliance on sub-contractors and an increase in third party transportation costs; an increase in vehicle operating costs of $1.5 primarily due to higher reliance on rental equipment and higher vehicle maintenance costs; and an increase of $0.9 due to higher frequency and severity of automobile and property liability claims. We also had an increase in depreciation and amortization of $9.6 due to changes in our landfill estimates, acquisition activity and increased disposal volumes at our landfills partially offset by a reduction in amortization for intangible assets that became fully amortized. Additionally, we had an unfavorable impact related to gains on sales of fixed assets of $3.8 primarily due to the timing of equipment sales. The increases were largely offset by the revenue increase of $36.4 as described above, a decrease in landfill remediation expenses of $13.8 as further described in Note 20 to the audited consolidated financial statements and a decrease in fuel expense of $2.6 primarily due to a higher benefit associated with fuel tax credits in fiscal 2019 compared to fiscal 2018.
East Segment
Revenue for fiscal 2019 increased $14.5, or 3.6% from fiscal 2018. The increase was primarily due to the following: an increase in disposal volumes of $14.1; an increase in price yield from our collection and disposal operations of $5.8 as we continue to focus on disciplined open market pricing; and an increase in revenue associated with our asphalt operations of $2.2. The increases were partially offset by a decrease in collection volumes of $7.2.
Operating income for fiscal 2019 decreased by $0.9 for fiscal 2019 compared to fiscal 2018. The decrease in operating income was primarily due to the following: an increase in salaries and wages of $3.1 due to higher labor costs primarily attributable to merit increases, higher bonus expense, acquisition activity, one additional company paid holiday, a driver shortage and higher healthcare costs due to increased claims activity; an increase in depreciation and amortization of $2.9 due to changes in our landfill estimates and increased disposal volumes at our landfills partially offset by a reduction in amortization for intangible assets that became fully amortized; an increase in various general and administrative costs of $2.8 including higher bonus expense and higher bad debt expense primarily associated with our brokerage business; an increase in maintenance and repair costs of $2.2 primarily due to higher labor costs as a result of merit increases, acquisition activity and a mechanic shortage and an increase in the cost of maintenance and repair parts due to inflation; an increase of $2.2 in leachate and gas treatment costs partially due to weather related impacts; an increase in site maintenance costs and other facility costs of $1.7; a significant increase in processing costs of $1.4 related to single stream recycling; an increase in material costs of $0.9 to support an increase in revenue related to our asphalt operation; and an increase in vehicle operating costs of $0.8 primarily due to higher reliance on rental equipment and higher vehicle maintenance costs. The decrease was largely offset by the revenue increase of $14.5 described above and a decrease in fuel expense of $3.1 due to a reduction in diesel fuel prices and a higher benefit associated with fuel tax credits in fiscal 2019 compared to fiscal 2018.
Midwest Segment
Revenue for fiscal 2019 increased $13.9 or 2.5% from fiscal 2018. The increase was primarily due to an increase in price yield from our collection and disposal operations of $15.2 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business and an increase in acquisition related revenue of $8.9. The increase was partially offset by a decrease in residential and rolloff collection volumes of $9.9, a reduction in recycled commodity prices of $3.8 and a decrease in disposal volumes of $3.4.
Operating income for fiscal 2019 decreased $6.3 from fiscal 2018. The decrease was primarily due to the following: a significant increase in disposal costs of $6.6 primarily due to higher single stream recycling processing costs; an increase in salaries and wages of $4.8 due to higher labor costs primarily attributable to merit increases, acquisition activity, one additional company paid holiday, a driver shortage and higher healthcare costs due to increased claims activity; an increase of $3.8 due to leachate and gas treatment costs as a result of weather related impacts and mix of disposal volumes; an increase in maintenance and repair costs of $3.0 primarily due to higher labor costs as a result of merit increases, acquisition activity and a mechanic shortage and an increase in the cost of maintenance and repair parts due to inflation; an increase in various general and administrative costs of $1.5; a loss contract purchase accounting liability reversal of $1.4 in fiscal 2018 that did not recur in fiscal 2019; an increase in transportation costs of $1.0 primarily due to diverting waste from one landfill to another and an increase in vehicle operating costs of $0.8 primarily due to higher reliance on rental equipment and higher vehicle maintenance costs. The decrease was partially offset by the $13.9 revenue increase as described above, a $3.0 decrease in amortization expense as certain intangible assets became fully amortized and a decrease in fuel expense of $2.6 due to a reduction in diesel fuel prices and a higher benefit associated with fuel tax credits in fiscal 2019 compared to fiscal 2018.
Corporate Segment
Operating loss increased by $19.7 to a loss of $91.1 in fiscal 2019 primarily due to the following: a legal case settlement of $9.0 as further discussed in Note 20 to the audited consolidated financial statements and related legal fees of $0.9; an increase in merger related expenses of $9.4 related to our proposed merger as further described in Note 1 to the audited consolidated financial statements; and an increase in salaries and wages of $6.2 due to merit increases, higher projected bonus expense due to the guaranteed bonus program adopted as part of the merger as further described in Note 1 to the audited consolidated financial statements and increased temporary labor needs. The increase in operating loss was partially offset by a reduction in our vacation accrual due to a policy change of $3.7.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of equipment, working capital, acquisitions and debt prepayments. For this reason and since we efficiently manage our working capital requirements, it is common for us to have negative working capital. We believe that our excess cash, cash from operating activities and funds available under our Revolving Credit Facility will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At December 31, 2019, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development as well as the use of our cash to fund scheduled debt repayments and acquisitions. At December 31, 2018, we had negative working capital which was driven by cash used to fund scheduled debt repayments, debt prepayments and acquisitions during fiscal 2018.
We have more than adequate availability under our Revolving Credit Facility, which was $241.5, $231.7 and $257.9 at December 31, 2019, 2018 and 2017, respectively, to fund short term working capital requirements.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances as of December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Cash and cash equivalents	$12.5	$6.8
Debt:
Current portion	$76.1	$85.9
Long-term portion	1,792.1	1,817.1
Total debt	$1,868.2	$1,903.0
The current portion of debt decreased primarily due to a decrease in borrowings on the Revolving Credit Facility of $7.0 and a reduction of $2.9 related to finance/capital leases. Long-term debt decreased due to a reduction of $13.8 related to finance/capital leases and $15.0 in principal payments made on the Term Loan B partially offset by amortization of deferred financing fees of $5.2.
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$280.2	$308.3	$306.5
Net cash used in investing activities	$(226.1)	$(206.8)	$(285.3)
Net cash used in financing activities	$(48.4)	$(101.5)	$(15.6)

Cash Flows Provided by Operating Activities

Fiscal Year Ended December 31, 2019 compared to 2018
We generated $280.2 of cash flows from operating activities during fiscal 2019, compared with $308.3 during fiscal 2018. The decrease was primarily due to the following:

•
An increase of $0.4 in accounts payable during fiscal 2019 compared to an increase of $19.7 during fiscal 2018, resulting in a negative variance of $19.3. We experienced the benefit of an increase in Days Payable Outstanding during the fourth quarter of fiscal 2018 that did not recur in fiscal 2019;

•
A decrease of $25.3 in other long-term liabilities during fiscal 2019 compared to an increase of $6.6 during fiscal 2018, resulting in a negative variance of $31.9. Of the $31.9 negative variance, $15.4 relates to the release of unrecognized tax benefits associated with the Veolia audit closure which had no impact on cash provided by operating activities. The remaining negative variance of $16.5 which had an impact on cash provided by operating activities was primarily due to operating lease payments and the reduction of various long term reserves;

•	An increase in cash expenditures of $9.9 related to the fee case settlement and related expenses;

•	An increase of $8.0 due to merger related cash expenditures;

•	An increase in cash interest expense of $4.5;
The decrease was partially offset by the following:

•
A increase of $1.8 in accounts receivable during fiscal 2019 compared to an increase of $15.2 during fiscal 2018, resulting in a positive variance of $13.4. The fiscal 2018 balance increased due to the timing of quarterly invoices as well as higher average balances due to price increases when compared to fiscal 2017. Fiscal 2019 timing of quarterly invoices and price increases were in line with fiscal 2018.

•
A decrease of $2.4 in other long-term assets during fiscal 2019 compared to an increase of $6.5 during fiscal 2018, resulting in a positive variance of $8.9. The decrease in fiscal 2019 was due to normal amortization of long term prepaid balances. The increase in fiscal 2018 was primarily due to higher long-term insurance receivable balances.

•	A decrease in cash expenditures of $5.8 related to the Greentree landfill waste slide and landfill remediation expenses;

•	A decrease in capping, closure and post closure expenditures of $3.6.
Cash flows from operating activities are used to fund capital expenditures, acquisitions, interest payments and debt.
Cash Flows Used in Investing Activities
We used $226.1 of cash in fiscal 2019 for investing activities, of which $203.8 was utilized to acquire property and equipment and for landfill cell construction and development and $27.1 was utilized for acquisitions. We received $4.8 in proceeds from the sale of property and equipment and insurance recoveries.
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
A breakdown of our capital expenditures to acquire property and equipment and for landfill cell construction and development are as follows (in millions):

	For the Years Ended December 31,
	2019	2018	2017
Infrastructure	$22.9	$30.9	$39.1
Replacement	135.2	140.5	122.1
Growth	45.7	17.2	25.4
Total Capital Expenditures	$203.8	$188.6	$186.6
Cash Flows Used in Financing Activities
Cash flows used in financing activities in fiscal 2019 were $48.4, as compared to $101.5 in fiscal 2018. We made payments on our Revolving Credit Facility and long-term debt obligations in the amount of $261.3 and borrowed approximately $201.0 in fiscal 2019. We received proceeds from the exercise of stock options of $11.9 net of tax related stock repurchases.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2019 and 2018, we had $30.0 and $37.0 in borrowings outstanding under our Revolving Credit Facility. As of December 31, 2019 and 2018, we had an aggregate of approximately $28.5 and $32.3 of letters of credit outstanding under our Senior Secured Credit Facilities. As of December 31, 2019 and 2018, we had remaining capacity under our Revolving Credit Facility of $241.5 and $230.7, respectively. As of December 31, 2019, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for 2019, 2018 and 2017 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at December 31, 2019 and 2018 was 4.3:1.0 and 4.4:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of December 31, 2019, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments which are not classified as debt. We do not guarantee any third-party debt.
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
Contractual Commitments
We have various contractual obligations in the normal course of our operations and financing activities. The following table summarizes our contractual cash obligations as of December 31, 2019 (in millions):

	Operating Leases	Final Capping, Closure and Post-Closure (a)	Debt Payments (b) (c)	Scheduled Interest Payment Obligations (d)	Unconditional Purchase Commitments (e)	Total
2020	$5.6	$28.1	$46.1	$80.2	$41.3	$201.3
2021	5.0	28.4	63.1	78.2	13.7	188.4
2022	3.3	26.3	21.7	75.6	11.8	138.7
2023	2.5	20.3	1,329.9	66.5	10.0	1,429.2
2024	2.0	27.4	426.8	12.1	5.1	473.4
Thereafter	21.5	343.2	0.6	0.2	53.4	418.9
Total	$39.9	$473.7	$1,888.2	$312.8	$135.3	$2,849.9

(a)
The estimated remaining final capping, closure and post-closure expenditures presented above are not inflated or discounted and reflect the estimated future payments for liabilities incurred and recorded as of December 31, 2019.

(b)	Debt payments include principal payments on debt and finance lease obligations.

(c)	Our recorded debt obligations include non-cash adjustments associated with discounts and deferred loan costs. These amounts have been excluded as they will not impact our liquidity in future periods.

(d)	Interest on variable rate debt was calculated at 3.9%, which is the 1 week LIBOR rate plus applicable margin in effect as of December 31, 2019.

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
Revenue Recognition
Revenues are generally recognized as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer or as services are rendered to customers. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues. No single customer individually accounted for more than 2% of our consolidated revenue for the year ending December 31, 2019. See Note 3, Revenue Recognition, to the audited consolidated financial statements for further details.
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
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by 2.5% (an estimate based on the 25-year average change in the historical Consumer Price Index from 1994 to 2019) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of our asset retirement obligations at December 31, 2019 is between 4.2% and 7.7%.
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
Senior management must have reviewed and approved all of the above. Of our 41 active landfills, 16 included deemed permitted airspace at December 31, 2019.
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

The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that no impairment loss should be recorded. No landfill impairments were recorded for fiscal 2019, 2018 and 2017.

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
Self-Insurance Reserves and Related Costs
Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. Accruals for self-insurance reserves are based on claims filed and estimates of claims incurred but not reported. We maintain self-insured retentions and/or high deductibles for commercial general liability, vehicle liability and workers’ compensation coverage at $0.5, $1.0 and $0.8, respectively as of December 31, 2019.

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
Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment. Regardless of the results of our qualitative assessments, we perform a quantitative assessment at least every three years. Our last quantitative assessment was completed as of October 1, 2018.
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

During the fourth quarter of 2018, we voluntarily changed the date of our annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1, the first day of the fourth quarter. This change provides us with additional time to complete our annual goodwill impairment testing in advance of our year-end reporting and results in better alignment with our strategic planning and forecasting process. The voluntary change in accounting principle related to the annual testing date did not delay, accelerate or cause an impairment charge. This change was applied retrospectively, as it would have required application of significant estimates and assumptions with the use of hindsight. Accordingly, the change was applied prospectively.

The Company performed a qualitative assessment in fiscal 2019. The impairment test as of October 1, 2019 determined that no events or circumstances existed that indicated it was more likely than not that the fair value of any reporting unit was less than its carrying amount. If we do not achieve our anticipated disposal volumes in future periods, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge. We recorded no goodwill impairment charges for fiscal 2019, 2018 and 2017 in connection with our assessments.
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
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provision of the Tax Cuts and Jobs Act. The GILTI provision imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicated that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs were both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we elected to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion are expected to be immaterial.
Recently Issued and Proposed Accounting Standards

For a description of new accounting standards that may affect us, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Form 10-K.

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
Interest Rate Risk
Our major market risk exposure of our financial instruments is changing interest rates in the United States and fluctuations in LIBOR. The interest rate on borrowings under our Senior Secured Credit Facilities varies depending on prevailing interest rates from time to time. We manage interest rate risk through the use of a combination of fixed and floating rate debt. The fair value of our debt is determined as of the balance sheet date and is subject to change. The Term Loan B Facility and the Revolving Credit Facility each bear interest at a base or LIBOR rate plus an applicable margin. The base rate is defined as the greater of the prime rate, federal funds rate plus 50 basis points or the adjusted LIBOR rate plus 100 basis points. The LIBOR base rate is subject to a 0.75% floor. A 100 basis point change in the Term Loan B Facility interest rate would result in a $13.7 change in interest expense on an annual basis.
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

Commodities Prices
We market recycled products such as cardboard and newspaper from our materials recovery facilities. Market demand for recyclable materials causes volatility in commodity prices. At current volumes, we believe a ten dollar per ton change in the price of recyclable fiber will change revenue and operating income by approximately $1.7 and $1.4, respectively, on an annual basis.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Advanced Disposal Services, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Advanced Disposal Services, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Advanced Disposal Services, Inc. and Subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operating effectiveness of controls involving the initiation and recording of revenue and related accounts receivable, net of allowance for doubtful accounts and deferred revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Advanced Disposal Services, Inc. and Subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 24, 2020, which expressed an unqualified opinion thereon.

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
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Advanced Disposal Services, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Disposal Services, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Accrued Landfill Retirement Obligations
Description of the Matter
At December 31, 2019, the carrying value of the Company’s accrued landfill retirement obligations totaled $264.2 million. As discussed in Note 2 of the consolidated financial statements, the Company assesses the appropriateness of the estimates used to develop its recorded balances annually, or more often if significant facts change.

Auditing accrued landfill asset retirement obligations is complex due to the highly judgmental nature of the assumptions used in the valuation process. These assumptions included the timing or extent and estimate of future costs associated with the capping, closure and post-closure activities at each landfill, airspace consumed to date in relation to total estimated airspace, which determines estimated remaining capacity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the valuation of the Company’s accrued landfill retirement obligations. For example, we tested controls over management’s review of the timing or extent and estimate of the future costs and remaining capacity.

To test the accrued landfill retirement obligations, we performed audit procedures that included, among others, assessing the methodology used by the Company, testing the completeness of activities included in the estimate, and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We evaluated the competency of management’s external consulting engineers charged with developing the cost estimates, remaining capacity, and underlying assumptions. We involved EY engineering specialists to assist us with these procedures. Specifically, we utilized the EY engineering specialists to evaluate the projection of costs for future capping, closure and post-closure activities and the estimation of remaining capacity. We also performed a hindsight analysis by comparing prior year projections to current year actual costs.

Amortization of Landfill Assets
Description of the Matter
At December 31, 2019, the net book value of the Company’s landfill assets totaled $796.0 million, and the associated amortization expense for 2019 was $105.9 million. As discussed in Note 2 of the consolidated financial statements, the Company updates the assumptions used to calculate individual landfill amortization expense annually, or more often if significant facts change. Amortization expense is recorded on a units-of-consumption basis, applying expense as a rate per ton.

Auditing the landfill asset amortization expense is complex due to the highly judgmental nature of determining the assumptions used in the calculation of the expense. Significant assumptions included estimated remaining permitted and deemed permitted expansion airspace and the amount of expected future settlement (density), which determines estimated remaining capacity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement of the Company’s landfill asset amortization expense. For example, we tested controls over management’s review and recalculation of the current period amortization rates, amortization expense, accumulated amortization, and the significant assumptions including permitted and deemed permitted expansion airspace and density.

To test the landfill asset amortization expense, we performed audit procedures that included, among others, assessing the methodology used by the Company and testing the significant assumptions discussed above inclusive of the underlying data used by the Company in its development of these assumptions. We evaluated the competency of management’s external consulting engineers charged with developing these assumptions. We involved EY engineering specialists to assist us with procedures to test the methodology and certain assumptions determined by management’s external consulting engineers regarding the estimate of remaining permitted capacity. We also evaluated that the Company’s determination of deemed permitted airspace met the criteria for inclusion in remaining airspace in accordance with the Company’s policy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Jacksonville, Florida
February 24, 2020

Consolidated Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(In millions of dollars, except shares and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$12.5	$6.8
Accounts receivable, net of allowance for doubtful accounts of $4.5 and $4.6, respectively	208.3	211.4
Prepaid expenses and other current assets	44.0	44.8
Total current assets	264.8	263.0
Other assets	53.3	31.7
Property and equipment, net of accumulated depreciation of $1,720.7 and $1,540.7, respectively	1,767.6	1,761.4
Goodwill	1,224.8	1,215.1
Other intangible assets, net of accumulated amortization of $318.1 and $286.9, respectively	233.0	257.1
Total assets	$3,543.5	$3,528.3
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$120.7	$107.8
Accrued expenses	124.5	117.7
Deferred revenue	71.3	72.5
Current maturities of accrued landfill retirement obligations	28.0	18.6
Current maturities of long-term debt	76.1	85.9
Total current liabilities	420.6	402.5
Other long-term liabilities	82.7	76.7
Long-term debt, less current maturities	1,792.1	1,817.1
Accrued landfill retirement obligations, less current maturities	236.2	229.4
Deferred income taxes	88.5	91.1
Total liabilities	2,620.1	2,616.8
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 89,836,069 and 88,685,920 issued including shares held in treasury, respectively	0.9	0.9
Additional paid-in capital	1,527.7	1,501.7
Accumulated other comprehensive loss	(3.0)	—
Accumulated deficit	(598.1)	(591.1)
Treasury stock at cost, 132,930 and 2,274 shares, respectively	(4.1)	—
Total stockholders’ equity	923.4	911.5
Total liabilities and stockholders’ equity	$3,543.5	$3,528.3
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Operations

(In millions of dollars, except shares and per share data)

	Year Ended December 31,
	2019	2018	2017
Service revenues	$1,623.0	$1,558.2	$1,507.6
Operating costs and expenses
Operating (exclusive of items shown separately below)	1,058.6	1,006.1	962.1
Selling, general and administrative	207.7	181.5	169.5
Depreciation and amortization	278.8	270.5	269.8
Acquisition and development costs	1.1	0.8	1.3
Loss (gain) on disposal of assets and asset impairments	1.7	(2.5)	11.4
Restructuring charges	0.6	0.1	3.4
Total operating costs and expenses	1,548.5	1,456.5	1,417.5
Operating income	74.5	101.7	90.1
Other (expense) income
Interest expense	(100.9)	(95.9)	(93.0)
Loss on debt extinguishments and modifications	—	(0.9)	(3.7)
Other (expense) income, net	(0.6)	9.1	3.7
Total other expense	(101.5)	(87.7)	(93.0)
(Loss) income before income taxes	(27.0)	14.0	(2.9)
Income tax (benefit) expense	(20.4)	4.6	(41.2)
Net (loss) income	$(6.6)	$9.4	$38.3

Net (loss) income attributable to common stockholders per share
Basic (loss) income per share	$(0.07)	$0.11	$0.43
Diluted (loss) income per share	$(0.07)	$0.11	$0.43
Basic average shares outstanding	89,022,531	88,590,491	88,323,213
Diluted average shares outstanding	89,022,531	89,446,917	88,887,812
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

 (In millions of dollars)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(6.6)	$9.4	$38.3
Change in fair value of interest rate caps, net of tax	(3.4)	0.4	(0.4)
Comprehensive (loss) income	$(10.0)	$9.8	$37.9

The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In millions of dollars, except shares)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at December 31, 2016	88,034,813	$0.8	—	$—	$1,470.3	$(641.6)	$—	$829.5
Net income	—	—	—	—	—	38.3	—	38.3
Stock based compensation expense	53,177	—	—	—	10.2	—	—	10.2
Stock option exercises and other	405,478	0.1	2,274	—	6.9	—	—	7.0
Unrealized loss resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	(0.4)	(0.4)
Balance at December 31, 2017	88,493,468	$0.9	2,274	$—	$1,487.4	$(603.3)	$(0.4)	$884.6
Net income	—	—	—	—	—	9.4	—	9.4
Stock-based compensation	22,565	—	—	—	11.2	—	—	11.2
Stock option exercises	169,887	—	—	—	3.1	—	—	3.1
Unrealized gain resulting from change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	0.4	0.4
Impact of implementing new revenue recognition standard, net of tax of $1.1	—	—	—	—	—	2.8	—	2.8
Balance at December 31, 2018	88,685,920	0.9	2,274	—	1,501.7	(591.1)	—	911.5
Net loss	—	—	—	—	—	(6.6)	—	(6.6)
Stock-based compensation	18,735	—	—	—	10.0	—	—	10.0
Stock option exercises, PSU vesting and RSU vesting	1,131,414	—	—	—	16.0	—	—	16.0
Stock repurchases (a)	—	—	130,656	(4.1)	—	—	—	(4.1)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $1.4	—	—	—	—	—	—	(3.4)	(3.4)
Impact of implementing new derivative standard, net of tax of ($0.2)	—	—	—	—	—	(0.4)	0.4	—
Balance at December 31, 2019	89,836,069	$0.9	132,930	$(4.1)	$1,527.7	$(598.1)	$(3.0)	$923.4

(a) Stock repurchases represent shares withheld by the Company to pay employee taxes associated with performance stock unit vesting and restricted stock unit vesting.
The accompanying notes are an integral part of these consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In millions of dollars)

	Year Ended December 31,
	2019	2018	2017

Net (loss) income	$(6.6)	$9.4	$38.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	278.8	270.5	269.8
Change in fair value of derivative instruments	5.8	(2.7)	(1.5)
Amortization of debt issuance costs and original issue discount	5.7	6.1	6.3
Loss on debt extinguishments and modifications	—	0.9	3.7
Accretion on landfill retirement obligations	18.0	17.0	15.4
Other accretion and amortization	6.7	4.0	3.5
Provision for doubtful accounts	6.1	5.1	5.4
Loss (gain) on disposition of property and equipment	1.7	(2.5)	1.6
Impairment of assets	—	—	13.0
Gain on disposition of business	—	—	(2.8)
Stock based compensation	10.0	11.2	10.2
Deferred tax (benefit) expense	(1.4)	4.6	(41.3)
Earnings in equity investee	(2.4)	(1.2)	(1.6)
Write off of 2012 Veolia acquisition related indemnification receivable	3.9	—	—
Changes in operating assets and liabilities, net of businesses acquired
Increase in accounts receivable	(1.8)	(15.2)	(17.7)
Increase in prepaid expenses and other current assets	(5.2)	(0.7)	(5.9)
Decrease (increase) in other assets	2.4	(6.5)	2.4
Increase in accounts payable	0.4	19.7	4.1
Increase (decrease) in accrued expenses	3.5	2.7	(2.6)
(Decrease) increase in deferred revenue	(1.2)	1.8	2.2
(Decrease) increase in other long-term liabilities	(25.3)	6.6	(1.7)
Capping, closure and post-closure expenditures	(18.9)	(22.5)	(18.3)
Assumption of long-term care and closure reserve	—	—	24.0
Net cash provided by operating activities	280.2	308.3	306.5
Cash flows from investing activities
Purchases of property and equipment and construction and development	(203.8)	(188.6)	(186.6)
Proceeds from sale of property and equipment and insurance recoveries	4.8	8.1	4.5
Acquisition of businesses, net of cash acquired	(27.1)	(26.3)	(111.9)
Proceeds from sale of businesses	—	—	8.7
Net cash used in investing activities	(226.1)	(206.8)	(285.3)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	201.0	136.0	326.2
Repayments on debt instruments including finance/capital leases	(261.3)	(240.6)	(347.0)
Costs associated with debt extinguishments and modifications	—	—	(1.8)
Proceeds from stock option exercises net of stock repurchases	11.9	3.1	7.0
Net cash used in financing activities	(48.4)	(101.5)	(15.6)
Net increase in cash and cash equivalents	5.7	—	5.6
Cash and cash equivalents, beginning of year	6.8	6.8	1.2
Cash and cash equivalents, end of year	$12.5	$6.8	$6.8
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

In fiscal 2019, the Company completed the acquisitions of two businesses. Consideration paid amounted to $24.9 for these acquisitions. Additionally, the Company made a $2.2 deferred purchase price payment during fiscal 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. In fiscal 2018, the Company completed the acquisitions of twelve businesses. Consideration paid amounted to $30.1 for these acquisitions. In fiscal 2017, the Company completed the acquisitions of fourteen businesses. Consideration paid, net of cash acquired, amounted to approximately $115.9 for these acquisitions. The results of operations of each acquisition are included in the Company's consolidated statements of operations subsequent to the closing date of each acquisition.
During fiscal 2017, the Company divested of its non-integrated collection services operation in Charlotte, North Carolina for consideration received of $8.7. A $1.4 gain on the sale of that business is included in the Company's consolidated statements of operations for fiscal 2017. Goodwill of $0.9 was disposed of related to this divestiture.
The Company also has non-integrated collection operations in South Carolina, included in the East segment, which operate in a competitor-owned disposal market that does not align with the Company's long-term market strategy of vertically integrated operations with Company owned disposal sites or marketplace neutral disposal sites. During April of fiscal 2017, changes in facts and circumstances led the Company to evaluate the long-term market for the South Carolina collection operations and re-evaluate the expected cash flows provided by this market. The Company compared the carrying value of the South Carolina assets to their fair value and determined it appropriate to impair certain intangible assets that were recorded as part of the purchase accounting when these entities were acquired. Based on the Company's evaluation, an intangible asset impairment of $13.0 was recorded during fiscal 2017.

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
Revenue Recognition
The Company recognizes revenues as the services are provided. Revenue is recognized as waste is collected, as tons are received at the landfill or transfer stations, as recycled commodities are delivered to a customer, or as services are rendered to customers. Certain customers payments are due or paid in advance and, accordingly, recognition of the related revenues is deferred until the services are provided. See Note 3, Revenue Recognition, for further details.
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
Insurance Reserves
The Company uses a combination of insurance with high deductibles and self-insurance for various risks including workers' compensation, vehicle liability, general liability and employee group health claims. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, is estimated by factoring in pending claims and historical trends data and other actuarial assumptions. In estimating its claims liability, the Company analyzes its historical trends, including loss development and applies appropriate loss development factors to the incurred costs associated with the claims. The discounted estimated liability associated with settling unpaid claims is included in accrued expenses and other long-term liabilities in the consolidated balance sheets.
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
The Company generally does not require collateral on its trade receivables. Credit risk on accounts receivable is minimized as a result of the large customer base of the Company and its ability to discontinue service, to the extent allowable, to non-paying customers.
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

Leases
The Company leases property and equipment in the ordinary course of its business. The most significant lease obligations are for property and equipment specific to the waste industry, including real property operated as landfills and transfer stations. The Company's leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that are considered in determining minimum lease payments. The leases are classified as either operating leases or finance leases, as appropriate.
The classification of the Company's operating leases can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. The Company expects that in the normal course of business, its operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. For operating leases, the Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments. The Company capitalizes assets acquired under finance leases at lease commencement and amortizes them to depreciation expense over the lesser of the useful life of the asset or the lease term on a straight-line basis. The Company records the present value of the related lease payments as a debt obligation.
See Note 14, Leases, for further details.
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
Capping, closure and post-closure costs are estimated assuming such costs would be incurred by a third party contractor in present day dollars and are inflated by 2.5% (an estimate based on the 25-year average change in the historical Consumer Price Index from 1994 to 2019) to the time periods within which it is estimated the capping, closure and post-closure costs will be expended. The Company discounts these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any change that results in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The range of rates utilized within the calculation of the asset retirement obligations at December 31, 2019 is between 4.2% and 7.7%.
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
Senior management must have reviewed and approved all of the above. Of the Company's 41 active landfills, 16 include deemed permitted airspace at December 31, 2019.
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
The assessment of impairment indicators and the recoverability of the Company's capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the permit is ultimately granted. In addition, the Company may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in an impairment of the landfill assets because, after consideration of all facts, such events may not affect the belief that the Company will ultimately obtain the expansion permit. As a result, the Company's tests of recoverability, which generally make use of a cash flow estimation approach, may indicate that no impairment loss should be recorded. No landfill impairments were recorded for the years ended December 31, 2019, 2018 and 2017.

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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Derivative Financial Instruments
The Company uses interest rate caps to manage interest rate risk on its variable rate debt. The Company may use commodity futures contracts as an economic hedge to reduce the exposure of changes in diesel fuel and natural gas prices. The 2017 interest rate caps qualify for hedge accounting treatment and have been designated as cash flow hedges for accounting purposes with changes in fair value recognized in accumulated other comprehensive (loss) income within the equity section of the consolidated balance sheets. Amounts are reclassified into earnings when the forecasted transaction affects earnings. The 2016 interest rate caps do not qualify for hedge accounting and as such changes in fair value are recognized in other (expense) income, net in the consolidated statements of operations. The fair values of the derivatives are included in other current or long-term assets or other current or long term liabilities as appropriate. The Company obtains current valuations of its interest rate caps based on a current forward fixed price swap curve.
Original Issue Discount and Debt Issuance Costs
Original issue discount and debt issuance costs related to the issuance of debt are deferred and recorded as a reduction to the carrying value of debt and amortized to interest expense using the effective interest method. Previously recorded original issue discount and debt issuance costs are expensed when debt is extinguished prior to maturity.

Third party costs incurred in relation to a modification of term loans or senior notes are expensed as incurred. For modifications of debt, previously recorded original issue discount and debt issuance costs are amortized over the life of the modified debt instrument using the effective interest method.
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

Goodwill
Goodwill is the excess of the purchase price over the fair value of the net identifiable assets of acquired businesses. The Company does not amortize goodwill. The Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The Company's reporting units are equivalent to its operating segments and when an individual business within an integrated operating segment is divested, goodwill is allocated to that business based on its fair value relative to the fair value of its operating segment. The Company's qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will not perform a quantitative assessment. Regardless of the results of its qualitative assessments, the Company performs a quantitative assessment at least every three years. The Company performed it last quantitative assessment on October 1, 2018.

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

During the fourth quarter of 2018, the Company voluntarily changed the date of its annual goodwill impairment testing from December 31, the last day of the fiscal year, to October 1, the first day of the fourth quarter. This change provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic planning and forecasting process.  The voluntary change in accounting principle related to the annual testing date did not delay, accelerate or cause an impairment charge.  This change was not applied retrospectively, as it would have required application of significant estimates and assumptions with the use of hindsight.  Accordingly, the change was applied prospectively.
The Company performed a qualitative assessment in fiscal 2019. The impairment test as of October 1, 2019 determined that no events or circumstances existed that indicated it was more likely than not that the fair value of any reporting unit was less than its carrying amount. If the Company does not achieve its anticipated disposal volumes, its collection or disposal rates decline, costs or capital expenditures exceed forecasts, costs of capital increase, or the Company does not receive landfill expansions, the estimated fair value could decrease and potentially result in an impairment charge in the future. The Company recorded no goodwill impairment charges for fiscal 2019, 2018 and 2017 in connection with the assessments.
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

New Accounting Standards Adopted
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12 which intends to address concerns through changes to hedge accounting guidance which will accomplish the following: a) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company's risk management activities; b) decrease the complexity of preparing and understanding hedge results through eliminating the separate measurement and reporting of hedge ineffectiveness; c) enhance transparency, comparability and understandability of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and d) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. ASU 2017-12 was effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company's adoption of this guidance during fiscal 2019 required a $0.4 adjustment to opening accumulated deficit, net of tax.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in July 2018 the FASB issued ASU 2018-11, Leases: Targeted Improvements, in December 2018 the FASB issued ASU 2018-20, Leases: Narrow Scope Improvements for Lessors and in March 2019 the FASB issued ASU 2019-1, Leases: Codification Improvements. Lessees are required to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors are required to recognize a net lease investment. Additional qualitative and quantitative disclosures are also required to increase transparency and comparability among organizations. The Company adopted Topic 842 and applicable technical updates as of January 1, 2019 using the modified retrospective transition method. See Note 14 for further details.

New Accounting Standards Pending Adoption
In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020. The Company has assessed the provisions of this amended guidance and determined it will not have a material impact on its consolidated financial statements.

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
Sale of Recyclables
The Company has a network of 3 MRFs and 19 locations where we receive and bale recyclable material. These facilities generate revenue through the collection, processing and sale of old corrugated cardboard, old newspaper, mixed paper, aluminum, glass and other materials. These recyclable materials are internally collected by the Company's residential, commercial and industrial collection operations as well as third-party haulers. The Company's sale of recyclables are quoted to customers on a per ton basis and recyclable weight varies each time the Company sells recyclables to its customers. For these reasons, revenue associated with the Company's sale of recyclables is accounted for as variable consideration and the amounts recorded represent the value of the performance obligations completed.

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
Capitalized Sales Commissions
Under Topic 606, the Company capitalizes sales commissions as contract assets related to commercial and permanent rolloff collection customers and amortizes those sales commissions over the estimated customer life. Capitalized sales commissions as of December 31, 2019 and December 31, 2018 were $4.7 and $4.4, respectively. The Company recorded amortization expense of $1.6 and $1.4 related to capitalized sales commissions for fiscal 2019 and 2018, respectively.
Deferred Revenues
The Company records deferred revenue when cash payments are received or due in advance of the Company's performance. The increase in the deferred revenue balance from December 31, 2018 to December 31, 2019 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $72.5 of revenues recognized that were included in the deferred revenue balance at December 31, 2018. The increase in the deferred revenue balance from December 31, 2017 to December 31, 2018 is primarily driven by cash payments received or due in advance of the Company satisfying its performance obligations, offset by $69.1 of revenues recognized that were included in the deferred revenue balance at December 31, 2017.
Practical Expedients
As allowed by Topic 606, the Company does not disclose the value of unsatisfied performance obligations related to its contracts and service agreements as the Company accounts for its revenue as variable consideration and has the right to invoice for services performed each period.

4.    Acquisitions
In fiscal 2019, the Company completed the acquisitions of two businesses. Consideration paid amounted to $24.9 for these acquisitions. Additionally, the Company made a $2.2 deferred purchase price payment during fiscal 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. The goodwill recognized of $8.7 represents synergies from the combined operations of the acquired entities and the Company. Transaction costs related to these acquisitions were not significant for fiscal 2019.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

In fiscal 2018, the Company completed the acquisitions of twelve businesses. Consideration paid amounted to $30.1 for these acquisitions. The goodwill recognized of $7.0 represents synergies from the combined operations of the acquired entities and the Company. Transaction costs related to these acquisitions were not significant for fiscal 2018.
In fiscal 2017, the Company completed the acquisitions of fourteen businesses. Consideration paid, net of cash acquired, amounted to approximately $115.9 for these acquisitions. The goodwill recognized of $35.2 represents synergies from the combined operations of the acquired entities and the Company. Transaction costs related to these acquisitions were not significant for fiscal 2017.
The results of operations of each acquisition are included in the consolidated statements of operations of the Company subsequent to the closing date of each acquisition.

The following table summarizes the estimated fair values of the assets acquired by year of acquisition:

	2019	2018
Current assets	$1.2	$2.3
Property and equipment	7.6	24.1
Goodwill	8.7	7.0
Other intangible assets	7.5	7.7
Total assets acquired	25.0	41.1
Current liabilities	0.1	2.0
Other long-term liabilities	—	9.0
Total liabilities assumed	0.1	11.0
Net assets acquired	$24.9	$30.1

The following table presents the allocation of the purchase price to other intangible assets:

	2019	2018
Customer lists and contracts	$7.0	$7.2
Noncompete	0.5	0.5
	$7.5	$7.7

The amount of goodwill recorded related to 2019 acquisitions for the South Segment, East Segment, and Midwest Segment was $4.6, $0.0, and $4.1, respectively. The amount of goodwill deductible for tax purposes related to acquisitions in fiscal 2019 and fiscal 2018 was $8.7 and $7.0, respectively. The total amount of consolidated goodwill deductible for tax purposes was $69.4 and $70.0 at December 31, 2019 and 2018, respectively.
The weighted average life of other intangible assets in years is as follows:

Customer lists and contracts	22
Noncompete	5

Goodwill increased by $1.0, decreased by $0.1 and did not change for the years ended December 31, 2019, 2018 and 2017, respectively, as a result of purchase accounting adjustments of acquisitions from the previous year. The changes were primarily related to finalizing the purchase accounting for the acquisitions.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

5.    (Loss) Income Per Share (In millions of dollars, except shares and per share data)
The following table sets forth the computation of basic (loss) income per share and (loss) income per share, assuming dilution for the following years:

	2019	2018	2017
Numerator: (Dollars in millions)
Net (loss) income	$(6.6)	$9.4	$38.3
Denominator:
Average common shares outstanding	89,022,531	88,590,491	88,323,213
Other potentially dilutive common shares	—	856,426	564,599
Average common shares outstanding, assuming dilution	89,022,531	89,446,917	88,887,812

Net (loss) income per share, basic	$(0.07)	$0.11	$0.43
Net (loss) income per share, assuming dilution	$(0.07)	$0.11	$0.43

Basic net (loss) income per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Net (loss) income per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted share units and performance share units. All potentially dilutive common shares were excluded from the diluted loss per share calculation for fiscal 2019, because the Company was in a net loss position and their effect would have been antidilutive
When calculating diluted net income per share, ASC 260 requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number would be different from outstanding stock options, because it is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.
Approximately 5.1 million, 1.4 million and 1.7 million of outstanding stock awards for fiscal 2019, 2018 and 2017, respectively, were excluded from the diluted (loss) income per share calculation because their effect was antidilutive.

6.    Allowance for Doubtful Accounts
Allowance for doubtful accounts consists of the following at December 31:

	2019	2018	2017
Beginning balance	$4.6	$5.4	$4.0
Provision for doubtful accounts	6.1	5.1	5.4
Recovery of bad debts	2.4	1.9	—
Write-offs of bad debt	(9.1)	(8.1)	(4.6)
Other	0.5	0.3	0.6
Balance at December 31,	$4.5	$4.6	$5.4

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

7.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at December 31:

	2019	2018
Prepaid insurance	$11.0	$7.8
Prepaid expenses	18.4	21.3
Other receivables and current assets	5.3	6.4
Parts and supplies inventory	9.3	9.3
	$44.0	$44.8

8.    Derivative Instruments and Hedging Activities
The following table summarizes the fair value of derivative instruments recorded in our consolidated balance sheets at December 31:

	Balance Sheet Location	2019	2018
Derivatives Designated as Hedging Instruments
2017 interest rate caps	Other assets	$—	$0.7
2017 interest rate caps	Accrued expenses	(2.4)	—
2017 interest rate caps	Other long-term liabilities	(1.7)	—
Derivatives Not Designated as Hedging Instruments
2016 interest rate caps	Prepaid expenses and other current assets	—	5.8
Total derivatives		$(4.1)	$6.5

The Company has not offset fair value amounts recognized for its derivative instruments.
Interest Rate Caps
In November 2017, the Company entered into two interest rate cap agreements as cash flow hedges to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. These interest rate caps become in the money when one month LIBOR rates exceed 2.25%. The Company has applied hedge accounting to the interest rate caps; therefore, changes in the fair value of the interest rate caps are recorded in other comprehensive (loss) income, net of tax in the consolidated statements of comprehensive (loss) income. The interest rate caps commence in 2019 and expire in 2021. The Company began paying the $4.9 premium on the caps in monthly installments in October 2019. The notional value of the contracts aggregated were $600.0 as of December 31, 2019 and will remain constant through maturity in 2021. The company recorded a realized loss related to the 2017 interest rate caps of $0.6 in interest expense in the consolidated statements of operations for fiscal 2019. The Company recorded an unrealized loss for the 2017 interest rate caps of $3.4 in change in fair value of interest rate caps, net of tax in the consolidated statements of comprehensive (loss) income for fiscal 2019. The Company recorded a gain related to the 2017 interest rate caps of $1.0 for fiscal 2018 of which the effective portion of $0.4 was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive (loss) income and the ineffective portion of $0.6 was recorded in other (expense) income, net in the condensed consolidated statement of operations. The Company recorded a loss related to the 2017 interest rate caps of $0.4 in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive (loss) income for fiscal 2017.

In May 2016, the Company entered into three interest rate cap agreements as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. These interest rate caps become in the money when three month LIBOR rates exceed 1.5%. The Company began paying the $5.5 premium of the caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to these interest rate caps therefore changes in the fair value of the interest rate caps are recorded in other (expense) income, net in the consolidated statements of operations. The notional value of the contracts aggregated remained constant at $800.0 through maturity in September 2019.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company recorded a loss related to the 2016 interest rate caps of $0.8 in other (expense) income, net in the consolidated statements of operations for fiscal 2019. The Company recorded a gain related to the 2016 interest rate caps of $5.7 in other (expense) income, net in the consolidated statements of operations for fiscal 2018. The Company recorded a loss related to the 2016 interest rate caps of $0.5 in other (expense) income, net in the consolidated statements of operations for fiscal 2017.

9.    Property and Equipment, Net
Property and equipment, net consist of the following at December 31:

	2019	2018
Land	$224.5	$217.0
Landfill site costs	1,651.1	1,542.9
Vehicles	803.4	736.7
Containers	317.0	304.3
Machinery and equipment	228.8	210.1
Furniture and fixtures	29.3	34.1
Building and improvements	203.7	196.9
Construction in process	30.5	60.1
	3,488.3	3,302.1
Less: Accumulated depreciation on property and equipment	(865.6)	(785.5)
Less: Accumulated landfill airspace amortization	(855.1)	(755.2)
	$1,767.6	$1,761.4

Gross assets under finance/capital lease amount to approximately $111.8 and $143.8 at December 31, 2019 and 2018, respectively. Accumulated amortization for finance/capital leases at December 31, 2019 and 2018 was $30.5 and $42.5, respectively. Amortization expense of assets under finance/capital lease was $15.5, $17.3 and $11.6 for fiscal 2019, 2018 and 2017, respectively.

Depreciation, landfill amortization and depletion expense was $247.6, $231.2 and $228.2 for fiscal 2019, 2018 and 2017, respectively.

10.     Landfill Accounting
Liabilities for final closure and post-closure costs consist of the following for the years ended December 31:

	2019	2018
Balance at January 1	$248.0	$225.9
Increase in retirement obligation	11.0	9.7
Accretion of closure and post-closure costs	18.0	17.0
Acquisition	—	4.9
Asset retirement obligation adjustments	6.9	10.7
Costs incurred	(19.7)	(20.2)
	264.2	248.0
Less: Current portion	(28.0)	(18.6)
Balance at December 31	$236.2	$229.4

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

11.    Other Intangible Assets, Net and Goodwill
Intangible assets, net consist of the following at December 31:

	2019
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$6.4	$(4.4)	$—	$2.0	3.6
Tradenames	15.5	(8.4)	—	7.1	11.3
Customer lists and contracts	526.5	(305.1)	—	221.4	13.4
Operating permits	2.3	—	—	2.3	N/A
Above/below market leases	0.4	(0.2)	—	0.2	6.6
	$551.1	$(318.1)	$—	$233.0

	2018
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Weighted Average Remaining Life (Years)
Noncompete agreements	$5.9	$(3.4)	$—	$2.5	3.5
Tradenames	15.5	(7.6)	—	7.9	12.2
Customer lists and contracts	519.9	(275.7)	—	244.2	13.4
Operating permits	2.3	—	—	2.3	N/A
Above/below market leases	0.4	(0.2)	—	0.2	7.6
	$544.0	$(286.9)	$—	$257.1

Amortization expense recorded on intangible assets for the years ended December 31, 2019, 2018 and 2017 was $31.2, $39.3 and $41.6, respectively.
Future amortization expense for intangible assets for the year ending December 31 is estimated to be:

2020	$30.8
2021	30.6
2022	28.3
2023	11.8
2024	11.5
Thereafter	117.7
$230.7

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	Goodwill	Accumulated Impairment	Goodwill, Net
December 31, 2017	$1,301.9	$(93.7)	$1,208.2
Acquisition	7.0	—	7.0
Purchase price adjustments	(0.1)	—	(0.1)
December 31, 2018	1,308.8	(93.7)	1,215.1
Acquisition	8.7	—	8.7
Purchase accounting adjustments	1.0	—	1.0
December 31, 2019	$1,318.5	$(93.7)	$1,224.8

12.    Accrued Expenses
Accrued expenses consist of the following at December 31:

	2019	2018
Accrued compensation and benefits	$36.4	$36.3
Accrued waste disposal costs	43.7	41.9
Accrued insurance and self-insurance reserves	14.9	13.2
Accrued severance	0.1	0.4
Derivative valuation	2.4	—
Other accrued expenses	27.0	25.9
	$124.5	$117.7

13.    Long-Term Debt
Long-term debt consists of the following at December 31:

	2019	2018
Revolving line of credit with lenders; interest at base rate plus margin, as defined (5.43% and 6.69% at December 31, 2019 and 2018, respectively) due quarterly; balance due at maturity in 2021	$30.0	$37.0
Term loans; quarterly principal payments commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,372.5	1,387.5
Senior notes payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024.	425.0	425.0
Finance/capital lease obligations, interest rates between 3.70% and 7.73%, maturing through 2024	52.6	69.2
Other debt	8.1	9.5
	1,888.2	1,928.2
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(20.0)	(25.2)
Less: Current portion	(76.1)	(85.9)
	$1,792.1	$1,817.1

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Annual aggregate principal maturities at December 31, 2019 are as follows:

2020	$46.1
2021	63.1
2022	21.7
2023	1,329.9
2024	426.8
Thereafter	0.6
$1,888.2

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

Borrowings under the Company's Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2019 and 2018, the Company had $30.0 and $37.0 in borrowings outstanding under its Revolving Credit Facility. As of December 31, 2019 and 2018, the Company had an aggregate of approximately $28.5 and $32.3 of letters of credit outstanding under its Senior Secured Credit Facilities. As of December 31, 2019 and 2018, the Company had remaining capacity under its Revolving Credit Facility of $241.5 and $230.7, respectively. As of December 31, 2019, the Company was in compliance with the covenants under the Senior Secured Credit Facilities. The Company's ability to maintain compliance with its covenants will be highly dependent on results of operations and, to the extent necessary, its ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of fees for 2019, 2018 and 2017 were not significant. The Company is subject to a maximum total net leverage ratio of 6.8:1.0.
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

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of the Company’s assets; transfer and sell assets; and create restrictions on dividends or other payments by the Company’s restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of December 31, 2019, the Company was in compliance with the covenants under the Indenture.

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
Fair Value of Debt
The fair value of the Company’s debt is estimated based on rates the Company would currently pay for similar types of instruments (Level 2 inputs). Although the Company has determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of December 31, 2019 and 2018 respectively.
The estimated fair value of the Company's debt is as follows at December 31:

	2019	2018
Revolving Credit Facility	$30.0	$37.0
Senior Notes	443.4	418.6
Term Loan B Facility	1,379.4	1,332.0
	$1,852.8	$1,787.6

The carrying value of the debt at December 31, 2019 is approximately $1,827.5 compared to $1,849.5 at December 31, 2018.

Unconditional Purchase Commitments
The Company has unconditional purchase commitments not recorded on the balance sheet which consist of disposal related agreements that include fixed or minimum royalty payments, disposal related host agreements, capital expenditure commitments and payments for premiums on interest rate caps. The Company has unconditional purchase commitments recorded on the balance sheet which consist of waste relocation obligations and landfill remediation expenses.

The following table summarizes the Company's unconditional purchase commitments as of December 31, 2019:

2020	$41.3
2021	13.7
2022	11.8
2023	10.0
2024	5.1
Thereafter	53.4
$135.3

14. Leases

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
Under ASC Topic 842, a lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (i.e., an identified asset) for a period of time in exchange for consideration. The Company’s contracts containing a lease include explicitly or implicitly identified assets where the Company has the right to substantially all of the economic benefits of the assets and has the ability to direct how and for what purpose the assets are used during the lease term. Leases are classified as either operating or financing. For operating leases, the Company has recognized a lease liability equal to the present value of the remaining lease payments, and a right of use asset equal to the lease liability, subject to certain adjustments, such as for prepaid rents. The Company used its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company determined the incremental borrowing rates for its leases by applying its applicable borrowing rate, with adjustment as appropriate for lease currency and lease term.
Upon adoption, the Company recognized right-of-use assets and lease liabilities for operating leases in the amount of $23.5 and $24.3, respectively.
The Company enters into contracts to lease real estate, equipment and vehicles. The Company’s most individually significant lease liabilities relate to real estate leases that have initial contract lease terms ranging from 7 to 55 years. The Company’s most significant lease liabilities in aggregate value relate to equipment and vehicle leases that have initial contract lease terms of 3 years. Certain leases include renewal, termination or purchase options that were not deemed reasonably assured of exercise under ASC 840. Under ASC Topic 842, the lease term at the lease commencement date is determined based on the non-cancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considered a number of factors when evaluating whether the options in its lease contracts were reasonably certain of exercise, such as length of time before option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to overall operations, costs to negotiate a new lease, and any contractual or economic penalties.
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
ASC Topic 842 includes a number of reassessment and re-measurement requirements for lessees based on certain triggering events or conditions, including whether a contract is or contains a lease, assessment of lease term and purchase options, measurement of lease payments, assessment of lease classification and assessment of the discount rate. The Company reviewed the reassessment and re-measurement requirements and did not identify any events or conditions during the year ended December 31, 2019 that required a reassessment or re-measurement. In addition, there were no impairment indicators identified during the year ended December 31, 2019 that required an impairment test for the Company’s right-of-use assets or other long-lived assets in accordance with ASC 360-10.
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
The components of lease expense and supplemental cash flow information related to leases for the periods are as follows:

Year Ended December 31, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$15.5
Interest on lease liabilities	3.1
Operating lease cost	6.0
Short-term lease cost	6.2
Total lease cost	$30.8

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3.1
Operating cash flows from operating leases	$5.0
Financing cash flows from finance leases	$35.7
Right-of-use assets obtained in exchange for new finance lease liabilities	$19.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$7.0
The weighted average lease terms as of the end of period are as follows:

December 31, 2019
Weighted average remaining lease terms
Weighted-average remaining lease term (in years) - finance leases	2.02
Weighted-average remaining lease term (in years) - operating leases	15.51
The weighted average discount rates for the periods are as follows:

December 31, 2019
Discount rates
Weighted-average discount rate - finance leases	5.0%
Weighted-average discount rate - operating leases	4.8%

The supplemental balance sheet information related to leases for the period is as follows:

December 31, 2019
Operating leases
Operating lease right-of-use assets	$26.1

Accrued expenses	$4.9
Other long-term liabilities	21.4
Total operating lease liabilities	$26.3

Finance leases
Property and equipment, at cost	$111.8
Accumulated depreciation	(30.5)
Property and equipment, net	$81.3

Current maturities of long-term debt	$29.7
Long term debt, less current maturities	22.9
Total finance lease liabilities	$52.6
Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases	Finance Leases
2020	5.6	31.5
2021	5.0	17.5
2022	3.3	4.8
2023	2.5	1.3
2024	2.0	0.7
Thereafter	21.5	—
Total lease payments	39.9	55.8
Less: Imputed interest	(13.6)	(3.2)
Present value of lease liabilities	$26.3	$52.6

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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

2016 Plan
The Company's Board of Directors adopted the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan (the "2016 Plan") on January 29, 2016 under which an aggregate of 5,030,000 shares of common stock was reserved for issuance. The 2016 Plan became effective on October 4, 2016 and will terminate on the tenth anniversary of the 2016 Plan effective date, unless sooner terminated by the Company's board of directors. Awards under the 2016 Plan may consist of stock options, restricted shares, restricted share units, stock appreciation rights, performance stock, PSUs, cash performance units and other awards. The Compensation Committee shall set the vesting criteria applicable to each award, which will determine the extent to which the award becomes exercisable. The terms and conditions of each award shall be set forth in an award document in a form approved by the Compensation Committee for such Award.
Stock Option Grants
The fair value of the options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	2019	2018	2017
Average expected term (years)	6.3	6.3	6.2
Risk-free interest rate	2.52% - 2.53%	2.69% - 2.71%	1.93% - 2.16%
Expected volatility	20.0%	18.0%	18.0% - 19.0%

Since the Company does not have enough historical exercise data that is indicative of expected future exercise performance, it has elected to use the “simplified method” to estimate the options expected term by taking the average of each vesting-tranche and the contractual term. The Company used the average ten day historical volatility for the Company to estimate volatility used in the Black-Scholes model. The risk-free rate used was based on the US Treasury security rate estimated for the expected term of the option at the date of grant. No dividends are expected to be issued. The company estimates stock option forfeitures based on historical experience. The Company issues new shares when stock options are exercised.

Stock Option Grants
During fiscal 2019, there were 546,057 annual options granted under the 2016 Plan for employees other than the Named Executive Officers ("NEOs"). Each option had an estimated fair value of $7.06 per option on the date of grant and each option had an exercise price of $26.69. The options will vest 20% on date of grant and 20% in four equal installments over each of the first four anniversaries of the date of the grant, provided that upon closing of the Merger, vesting of options will accelerate. For a discussion of how options will vest and be treated in connection with the Merger, see “Compensation Discussion and Analysis-Effect of the Merger Agreement”. The contractual term of each option is 10 years.
During fiscal 2019, there were 170,298 NEO options granted under the 2016 Plan. Each option had an estimated fair value of $7.23 per option on the date of grant and each option had an exercise price of $26.69. The options will vest in full on the third anniversary of the date of the grant, provided that upon closing of the Merger, vesting of options will accelerate. For a discussion of how options will vest and be treated in connection with the Merger, see “Compensation Discussion and Analysis-Effect of the Merger Agreement on NEO Compensation.” The contractual term of each option is 10 years.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

Stock Options Outstanding
A summary of the stock options outstanding for the year ended December 31, 2019 (in millions, except share and per share amounts) is as follows:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2019	4,150,112	$20.48
Granted	716,355	26.69
Exercised	(788,868)	20.24
Expired or forfeited	(61,152)	23.99
Outstanding at December 31, 2019	4,016,447	21.57	6.69
Exercisable at December 31, 2019	2,274,524	$19.86	5.65

The weighted-average grant-date fair value of options granted per share was $7.10, $5.64 and $5.35 during 2019, 2018, and 2017, respectively. The total fair value of options vested was $5.0, $5.1 and $5.1 during fiscal 2019, 2018, and 2017, respectively. The intrinsic value of the options outstanding at December 31, 2019 was approximately $45.4. The intrinsic value of options exercised during fiscal 2019 was $10.0. The intrinsic value of exercisable options at December 31, 2019 was approximately $29.6.
Restricted Stock Grants
During fiscal 2019, there were 18,735 restricted stock awards granted under the 2016 Plan to non-employee directors with a weighted average grant date fair value $26.69 per share. The restricted stock awards will vest in full on the third anniversary of the date of the grant, provided that upon closing of the Merger, vesting of the restricted stock awards will accelerate. For a discussion of how restricted stock will vest and be treated in connection with the Merger, see “Non-Employee Director Compensation”.
A summary of the status of non-vested restricted stock awards as of December 31, 2019, including changes during fiscal 2019 is presented below:

	Number of Shares	Weighted - Average Grant Price
Nonvested at January 1, 2019	75,698	$22.96
Granted	18,735	26.69
Vested	(35,940)	23.31
Forfeited	—	—
Nonvested at December 31, 2019	58,493	$23.93

Restricted Stock Unit Grants
During fiscal 2019, there were 46,130 NEO restricted stock units ("RSUs") granted under the 2016 Plan with a fair value of $26.69 per share. The RSUs will vest in full on the third anniversary of the date of the grant, provided that upon closing of the Merger, vesting of the RSUs will accelerate. For a discussion of how RSUs will vest and be treated in connection with the Merger, see “Compensation Discussion and Analysis-Effect of the Merger Agreement on NEO Compensation.”

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

A summary of the status of non-vested RSUs as of December 31, 2019, including changes during fiscal 2019 is presented below:

	Number of Units	Weighted - Average Grant Price
Nonvested at January 1, 2019	443,818	$19.33
Granted	46,130	26.69
Vested	(300,001)	18.00
Forfeited	—	—
Nonvested at December 31, 2019	189,947	$23.22

Performance Share Unit Grants
During fiscal 2019, there were 92,264 NEO performance stock units (PSUs) granted under the 2016 Plan with a fair value of $26.69 per share. The PSUs will vest in full on the third anniversary of the date of the grant, provided that upon closing of the Merger, vesting of the PSUs will accelerate. For a discussion of how PSUs will vest and be treated in connection with the Merger, see “Compensation Discussion and Analysis-Effect of the Merger Agreement on NEO Compensation”. Prior to the Merger, the PSUs shall be measured based on the Company's budget and are weighted as follows: Adjusted EBITDA: 50%; Adjusted EBITDA less capital expenditures: 30%; and Revenue: 20%. The measurement criteria begins with an attainment of 90% of the budget which results in vesting of 25% of the shares underlying the PSUs granted and ends with an attainment of 110% of the budget which results in vesting of 175% of the shares underlying the PSUs granted. Performance is ordinarily measured separately for each of the three years in the performance period and the total number of PSUs earned at the conclusion of the three-year performance period would be the sum of the PSUs earned with respect to each individual year.
A summary of the status of non-vested PSUs as of December 31, 2019, including changes during fiscal 2019 is presented below:

	Number of Units	Weighted - Average Grant Price
Nonvested at January 1, 2019	213,383	$22.53
Granted	92,264	26.69
Vested	(41,927)	24.28
Forfeited	(14,314)	23.61
Nonvested at December 31, 2019	249,406	$23.71

Compensation Expense
Compensation expense is recognized ratably over the vesting period for those awards that vest. For fiscal 2019, 2018 and 2017, the Company recognized share-based compensation expense as a component of selling, general and administrative expenses of $10.0, $11.2 and $9.7, respectively. As of December 31, 2019, the Company estimates that a total of approximately $8.8 of currently unrecognized compensation expense will be recognized over a weighted average period of approximately 1.97 years for unvested awards issued and outstanding.
Payment to Former Director
During fiscal 2017, the Company made the final payment to a former director under an equity compensation arrangement in the amount of $6.2.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

16.    Insurance
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real and personal property damage, workers’ compensation claims, directors’ and officers’ liability, pollution liability, employee group health claims and other coverages that are customary in the industry. The Company’s exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2019, the Company’s insurance programs carried self-insurance exposures of up to $0.5, $1.0 and $0.8 per incident for general liability, automobile and workers’ compensation, respectively. Certain self-insurance claims reserves are recorded at present value using a 1.62% and a 2.46% discount rate as of December 31, 2019 and 2018, respectively.
The Company has a partially self-insured employee group health insurance program that carries an aggregate stop loss amount. The amount recorded for the health insurance liability at December 31, 2019 and 2018 for unpaid claims, including an estimate for IBNR claims, was $2.4 and $3.1, respectively. Liabilities are recorded gross of expected recoveries.
The self-insured portion of workers’ compensation liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for workers’ compensation liability at December 31, 2019 and 2018 for unpaid claims, including an estimate for IBNR claims, is $28.1 and $21.4, respectively.
The self-insured portion of general liability and automobile liability for unpaid claims and associated expenses, including IBNR claims, is based on an actuarial valuation and internal estimates. The amount recorded for general and automobile liability at December 31, 2019 and 2018 for unpaid claims, including an estimate for IBNR claims, was $19.9 and $18.6, respectively.
Of the above amounts, $17.2 and $16.4 is included in accrued expenses and the remainder is included in other long-term liabilities at December 31, 2019 and 2018, respectively.

17.    Benefit Plans
The Company has 401(k) Savings Plans (“401(k) Plan”) for the benefit of qualifying full-time employees who have more than 90 days of service and are over 21 years of age. Employees make pre-tax contributions to the 401(k) Plan with a partial matching contribution made by the Company. The Company’s matching contributions to the 401(k) Plan were $3.8, $3.7 and $3.5 for fiscal 2019, 2018 and 2017, respectively. Contributions by the Company are included in operating costs and expenses in the accompanying consolidated statements of operations.
The Company is a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. Approximately 14% of the Company’s workforce is subject to a collective bargaining agreement and none of the collective bargaining agreements will expire within one year. The risks of participating in the multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if the Company chooses to stop participating in any of the multiemployer plans, it may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. In connection with its ongoing renegotiation of various collective bargaining agreements, the Company may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. During fiscal 2018, the Southwest Pennsylvania & Western Maryland Area Teamsters & Employers Pension Fund agreed to use September 30, 2018 as the termination date for the Company's contribution obligation to this multiemployer pension plan and the Company estimated and recorded a withdrawal liability of $0.8. The total contributions made to all plans for fiscal 2019 was $5.7, of which $5.5 is related to plans considered to be individually significant that are included in the table below and $0.2 is related to plans that are not considered to be individually significant.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The following table outlines the Company's participation in multiemployer plans considered to be individually significant:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented (B)	Contributions			Expiration Date of Collective- Bargaining Agreement
		2018	2017		2019	2018	2017
Suburban Teamsters of Northern IL Pension Fund	36-6155778-001	Endangered as of 1/1/2018	Endangered as of 1/1/2017	Implemented	$0.7	$0.6	$0.6	1/31/2024
Pension Fund of Automobile Mechanics Local No. 701	36-6042061-001	Endangered as of 1/1/2018	Endangered as of 1/1/2017	Implemented	$0.2	$0.2	$0.2	12/31/2023
Local 731 Private Scavengers and Garage Attendants Pension Fund	36-6513567-001	Not Endangered or Critical as of 10/1/2018	Not Endangered or Critical as of 10/1/2017	Implemented	$1.9	$1.8	$1.8	9/30/2023
Midwest Operating Engineers Pension Fund	36-6140097-001	Endangered as of 4/1/2018	Endangered as of 4/1/2017	Implemented	$1.0	$0.9	$0.7	9/30/2022
Teamsters Local Union No. 301 Union Pension Fund (A)	36-6492992-001	Not Endangered or Critical as of 1/1/2018	Not Endangered or Critical as of 1/1/2017	No	$1.3	$1.1	$1.0	9/30/2023
Central States Southeast and Southwest Areas Pension Fund	36-6044243-001	Critical and Declining as of 1/1/2018	Critical as of 1/1/2017	Implemented	$0.2	$0.2	$0.2	2/1/2022
Local 705 Int’l Brotherhood of Teamsters Pension TR. FD.	36-6492502-001	Endangered as of 1/1/2017	Critical as of 1/1/2017	Implemented	$0.2	$0.2	$0.2	N/A

(A)	The employers' contributions to the plan represent greater than 5% of the total contributions to the plan for the most recent plan year available.

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

18.    Income Taxes
The components of the (benefit) expense from income taxes are comprised of the following for the years ended December 31:

	2019	2018	2017
Current
Federal	$(6.4)	$(3.2)	$(1.1)
State	(12.6)	3.2	1.2
	(19.0)	—	0.1
Deferred
Federal	(5.8)	6.2	(44.8)
State	4.4	(1.6)	3.5
	(1.4)	4.6	(41.3)
(Benefit) expense from income taxes	$(20.4)	$4.6	$(41.2)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

For fiscal 2019, 2018 and 2017, the federal statutory rate in effect was 21%, 21% and 35%, respectively. A reconciliation between the benefit or expense from income taxes and the expected tax benefit or expense using the federal statutory rate in effect for the years ended December 31 is as follows:

	2019	2018	2017
Amount computed using statutory rates	$(5.7)	$3.0	$(1.0)
State income taxes, net of federal benefit	(4.1)	(1.8)	(3.3)
Benefit from stock option exercises	(2.4)	—	—
Acquisition related costs	1.9	—	—
Net effect of changes in tax rates	—	—	(0.3)
Uncertain tax positions and interest	(28.1)	0.5	0.5
Nondeductible expenses	1.6	0.5	1.5
Net effect of change in U.S. Tax Law	—	—	(40.4)
Other	0.2	0.2	0.6
Valuation allowance	16.2	2.2	1.2
(Benefit) expense from income taxes	$(20.4)	$4.6	$(41.2)

The Company’s deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax basis of the Company’s assets and liabilities at December 31:

	2019	2018
Deferred tax assets
Allowance for doubtful accounts	$1.2	$1.2
Insurance reserve	12.9	12.5
Net operating loss	115.5	100.7
Accrued bonus and vacation	4.7	4.1
Stock compensation	5.2	6.0
Tax credits	1.9	1.7
Other	9.9	12.0
Total deferred tax assets	151.3	138.2
Valuation allowance	(23.0)	(15.4)
Deferred tax assets less valuation allowance	128.3	122.8
Deferred tax liabilities
Fixed asset basis	(101.2)	(82.9)
Intangible basis	(69.9)	(70.9)
Landfill and environmental remediation liabilities	(41.1)	(52.3)
Other	(4.6)	(7.8)
Deferred tax liabilities	(216.8)	(213.9)
Net deferred tax liability	$(88.5)	$(91.1)

The amounts recorded as deferred tax assets as of December 31, 2019 and 2018 represent the amounts of tax benefits of existing deductible temporary differences or net operating loss carryforwards ("NOLs"). Realization of deferred tax assets is dependent upon the generation of sufficient taxable income prior to expiration of any loss carryforwards. The Company has established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carryforwards. A valuation allowance has been recorded against deferred tax assets as of December 31, 2019 in the amount of $23.0. The valuation allowance for the year ended December 31, 2018 was $15.4. While the company expects to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

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

The Company had available federal NOL carryforwards of approximately $406.3 and $349.1 at December 31, 2019 and 2018 respectively. The Company has $358.9 of federal NOLs that have expiration dates beginning in the year 2021 through 2036 if not utilized against taxable income. The Company has $47.4 of federal NOLs that have an indefinite carryforward.
With the completion of the IPO in the fourth quarter of 2016, the Company experienced an ownership change pursuant to Section 382 of the Internal Revenue Code ("IRC"). This limitation is not expected to have an impact in the Company's ability to fully utilize its NOLs before expiration. Additionally, the Company has grown through a series of acquisitions and mergers and has had historic change of control events that resulted in limitations on the utilization of certain NOLs. Approximately $71.9 of the NOLs from continuing operations are limited under the SRLY rules of the IRC. These NOLs are only available to be utilized against taxable income of the HWStar Waste Holdings Corp. and subsidiaries thereof, a wholly-owned subsidiary of the Company. At this time, the Company expects to utilize these NOLs.
A predecessor of the Company had a transaction on November 1, 2005 that was treated as a reorganization. The Company estimates that it is subject to an annual limitation of approximately $4.2 on NOLs of approximately $30.8 originating prior to November 1, 2005.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for fiscal 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Balance at January 1,	$27.6	$27.5	$7.5
Additions based on tax positions of prior years	—	—	20.4
Change to prior tax positions due to tax rate changes	—	—	(0.4)
Additions based on tax positions of current year	—	0.1	—
Reduction due to settlements with tax authorities	(27.6)	—	—
Balance at December 31,	$—	$27.6	$27.5

Prior to the acquisition in fiscal 2012, Veolia ES Solid Waste division was part of a consolidated group and was subject to IRS and state examinations dating back to 2004. Pursuant to the terms of the acquisition of Veolia ES Solid Waste, Inc., the Company is entitled to certain indemnifications for Veolia ES Solid Waste Division's pre-acquisition tax liabilities. During fiscal 2019, the IRS and Veolia reached closure on the open tax matters which included open matters related to the Veolia ES Solid Waste division. This settlement will effectively close out the open tax years of 2004 - 2012 for Veolia ES Solid Waste division creating a net tax benefit for the Company. The settlement was the primary driver of the $20.4 net tax benefit during fiscal 2019. Also, as a result of the settlement, the Company recorded a charge to other expense of $3.9 to write off an indemnification receivable that was recorded as part of the 2012 purchase accounting.
The Company recognizes interest expense related to unrecognized tax benefits in tax expense. During the tax years ended December 31, 2019, 2018 and 2017, respectively, the Company recognized approximately $0.0, $0.4, and $0.5, respectively, of such interest expense as a component of the “Provision for Income Taxes”.
The Company had approximately $0.0 and $3.2 of accrued interest and $0.0 and $0.6 of accrued penalties in its balance sheet as of December 31, 2019 and 2018, respectively.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and cash equivalents. The Company’s interest rate caps are recorded at their estimated fair values based on a current forward fixed price swap curve.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

The Company’s assets and liabilities that are measured at fair value on a recurring basis approximate the following:

	Fair Value Measurement at December 31, 2019 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$12.5	$12.5	$—	$12.5
Derivative instruments - Liability position	(4.1)	$—	(4.1)	(4.1)
Total recurring fair value measurements	$8.4	$12.5	$(4.1)	$8.4

	Fair Value Measurement at December 31, 2018 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value
Recurring fair value measurements
Cash and cash equivalents	$6.8	$6.8	$—	$6.8
Derivative instruments - Asset position	6.5	—	6.5	6.5
Total recurring fair value measurements	$13.3	$6.8	$6.5	$13.3

 Refer to Note 13, Long-Term Debt for disclosures regarding the fair value of long-term debt.
20.    Commitments and Contingencies

Financial Instruments
Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To secure its obligations, the Company has provided customers, various regulatory authorities and the Company’s insurer with such bonds totaling to approximately $867.8 and $774.0 as of December 31, 2019 and 2018, respectively. The majority of these obligations expire each year and are automatically renewed. Additionally, letters of credit have been issued to fulfill such obligations and are included in the total letters of credit outstanding disclosed in Note 13, Long-Term Debt, in the notes to the consolidated financial statements herein.    The Company has an obligation as part of the purchase of one of its C&D landfills for payments of 6% of net revenue generated from the landfill that began at the commencement of landfill operations and continues through the life of the landfill.

Landfill Remediation
In fiscal 2018, the Company observed surface anomalies in specific areas of a landfill and received a proposed consent order, from a state environmental regulatory agency, outlining conditions required to be met at the landfill. The consent order was finalized during fiscal 2019 and the Company was assessed a penalty of $0.2. Based on the Company's best estimate during fiscal 2018, the Company recorded remediation expense of $16.2 for required on-site engineering enhancements related to leachate and gas infrastructure at the landfill. These accruals included costs for an enhanced de-watering system and the associated removal, treatment, and disposal of leachate at the landfill. Based on updated engineering studies completed in May 2019, the expected costs and the time-frame related to this matter increased therefore the Company recorded additional remediation expense of $9.6 during the second quarter of fiscal 2019. As of December 31, 2019, $13.7 of expenditures related to the remediation accrual estimates have been incurred and $12.9 remains on the consolidated balance sheet which are expected to be incurred through 2023. This amount could increase or decrease as a result of actual costs incurred to completion. Although it is reasonably possible this amount could change as a result of actual cost incurred to completion, the Company is

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

unable to estimate a range of potential exposure due to the uncertainty of the remediation efforts required due to the early stage of the process being undertaken.

Litigation and Other Matters
The Company and certain of its subsidiaries have been named as defendants in various class action suits. Past suits have been brought against the Company and certain of its subsidiaries in the following jurisdictions: (i) 2009, Circuit Court of Macon County, Alabama (the "Tiger Pride" suit), (ii) 2011, Duval County, Florida (the "JWG" suit), (iii) 2013, Quitman County, Georgia and Barbour County, Alabama (the "Bach" suit), (iv) 2014, Chester County, Pennsylvania (the "Flaccus" suit), and (v) 2015, Gwinnett County, Georgia (the "Sims" suit). The plaintiffs in these cases primarily allege that the defendants charged improper charges (fuel, administrative and environmental charges) that were in breach of the plaintiffs' service agreements with the Company and seek damages for unspecified amounts. The 2013 Quitman County, Georgia complaint was dismissed in March 2014. The Company has reached a settlement for $9.0 (inclusive of plaintiff attorneys’ fees and costs), resolving the Tiger Pride, JWG, Bach and Sims suits. As of December 31, 2019, all of this settlement has been paid. The Flaccus suit has not been settled and is still pending. Given the inherent uncertainties of litigation, including the early stage of the Flaccus case, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of this case cannot be predicted and a range of loss, if any, cannot currently be estimated.

In February 2017, a waste slide occurred in one cell at the Company’s Greentree Landfill in Kersey, Pennsylvania. During fiscal 2018 and 2017, the Company recorded a charge in operating expenses of $0.1 and $11.1, respectively. These charges were recorded to adjust the reserve related to this matter to the remaining probable costs to relocate displaced material and restore infrastructure, net of insurance recoveries. The Company does not expect to incur further benefits or charges related to this matter.
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

The costs associated with the actions described above are included in accrued expenses in the accompanying consolidated financial statements and include the amounts as follows:

	2019	2018	2017
Beginning balance	$0.5	$1.5	$1.0
Expense	0.6	0.1	3.4
Cash expenditures
Severance and relocation	(1.1)	(1.1)	(0.7)
Other	—	—	(0.1)
Non-cash acceleration of options	—	—	(2.1)
Ending balance	$—	$0.5	$1.5

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
Summarized financial information concerning the Company's reportable segments for fiscal 2019, 2018 and 2017 is shown in the following table:

	Services Revenues	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
2019
South	$645.6	$77.6	$93.9	$90.3	$1,301.9
East	415.0	21.6	82.4	51.6	819.7
Midwest	562.4	66.4	97.2	54.0	1,367.6
Corporate	—	(91.1)	5.3	7.9	54.3
	$1,623.0	$74.5	$278.8	$203.8	$3,543.5
2018
South	$609.2	$77.9	$85.1	$70.1	$1,261.4
East	400.5	22.5	79.8	59.4	837.4
Midwest	548.5	72.7	101.1	54.1	1,379.9
Corporate	—	(71.4)	4.5	5.0	49.6
	$1,558.2	$101.7	$270.5	$188.6	$3,528.3
2017
South	$570.5	$89.8	$85.0	$65.0	$1,219.7
East	380.2	(1.5)	76.8	57.0	837.6
Midwest	556.9	71.7	98.9	62.7	1,400.2
Corporate	—	(69.9)	9.1	1.9	35.8
	$1,507.6	$90.1	$269.8	$186.6	$3,493.3

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Year Ended December 31,
	2019	2018
Residential Collection Revenue	$410.9	$402.9
Commercial Collection Revenue	396.5	376.3
Rolloff Collection Revenue	266.2	256.6
Disposal Revenue	283.9	271.2
Fuel and Environmental Charges	112.1	115.5
Sale of Recyclables	8.1	16.9
Other Revenue (1)	145.3	118.8
Total Service Revenue	$1,623.0	$1,558.2

(1) Refer to Note 3, Revenue Recognition, for definition of other revenue.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

23.    Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 is as follows:

	2019	2018	2017
Cash paid for interest	$93.7	$89.2	$86.2
Cash paid for taxes (net of refunds)	$(3.0)	$2.7	$1.4
Assets acquired under finance/capital lease	$19.2	$36.7	$45.2

24.    Accumulated Other Comprehensive Income (Loss)
The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, which is included as a component of stockholders' equity, are as follows:

Gains and (Losses) on Derivative Instruments
Balance, December 31, 2016	—
Other comprehensive income before reclassifications, net of tax	(0.4)
Net current period other comprehensive loss	(0.4)
Balance, December 31, 2017	(0.4)
Other comprehensive income before reclassifications, net of tax	0.4
Net current period other comprehensive loss	0.4
Balance, December 31, 2018	—
Other comprehensive loss before reclassifications, net of tax	(3.4)
Impact of implementing new derivative standard, net of tax	0.4
Net current period other comprehensive loss	(3.0)
Balance, December 31, 2019	$(3.0)

The significant amounts either added to or reclassified out of each component of accumulated other comprehensive (loss) income are included in the tables below:

	Amount of Derivative Gain (loss) Recognized in OCI – Effective for the Years Ended December 31,
	2019	2018	2017
Derivatives Designated as Cash Flow Hedges
Interest rate caps	$(4.1)	$0.4	$(0.4)
Total before tax	(4.1)	0.4	(0.4)
Tax expense	1.1	—	—
Net of tax	$(3.0)	$0.4	$(0.4)

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(In millions, unless otherwise indicated)

25.    Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the respective quarters:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Operating revenues	$384.0	$419.1	$419.5	$400.4
Income from operations	$17.9	$8.7	$29.5	$18.4
Consolidated net (loss) income	$(6.0)	$(1.0)	$3.6	$(3.2)
Basic (loss) income per share	$(0.07)	$(0.01)	$0.04	$(0.04)
Diluted (loss) income per share	$(0.07)	$(0.01)	$0.04	$(0.04)
2018
Operating revenues	$364.7	$398.1	$400.6	$394.8
Income from operations	$20.0	$35.0	$17.5	$29.2
Consolidated net income (loss)	$2.1	$9.7	$(4.9)	$2.5
Basic income (loss) per share	$0.02	$0.11	$(0.06)	$0.03
Diluted income (loss) per share	$0.02	$0.11	$(0.06)	$0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2019 (the end of the period covered by this Annual Report on Form 10-K), due to a material weakness in internal control over financial reporting, as described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of certain control deficiencies in our internal control over financial reporting pertaining to the design and operating effectiveness of controls involving initiation and recording of revenue and related accounts receivable, net of allowance for doubtful accounts and deferred revenue at December 31, 2019, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019. This material weakness in our internal control over financial reporting did not identify or result in a material misstatement in the Company’s audited financial statements for the year ended December 31, 2019.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. They have also audited our consolidated financial statements included in this Annual Report on Form 10-K and have issued an unqualified opinion on our financial statements which appears with our accompanying consolidated financial statements.

Remediation
Management is addressing the material weakness identified and is designing additional processes and controls to ensure that control deficiencies contributing to the material weakness are remediated. To date, we have made enhancements to our control environment, but the remediation efforts are ongoing. We will work to remediate these deficiencies prior to the end of 2020. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15f or 15d-15f of the Securities Exchange Act of 1934) during the fourth quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Board Members

The paragraphs below provide information about each of our seven directors. This includes each director's name, age, position and a summary of their business experience. We believe that, as a general matter, our directors' experience gives an indication of the wealth of knowledge and experience these individuals have and that we considered. We have also indicated the specific skills and areas of expertise we believe makes each of these individuals a valuable member of our Board.
Richard Burke - Mr. Burke is 55 years old and serves as our Chairman of the Board and Chief Executive Officer. Mr. Burke has served as our Chief Executive Officer and a director since July 1, 2014. Prior to becoming our Chief Executive Officer, Mr. Burke served as our President since November 2012. Prior to joining Advanced Disposal, Mr. Burke served as President and Chief Executive Officer of Veolia Environmental Services North America Corp., a waste management company, from 2009 to 2012 and as President and Chief Executive Officer of Veolia ES Solid Waste, Inc., a solid waste management company, from 2007 to 2009. Mr. Burke began his employment with Veolia, Inc. in 1999 as Area Manager for the Southeast Wisconsin area and served as Regional Vice President for the Eastern and Southern markets until he was appointed Chief Executive Officer. Prior to joining Veolia, Inc., he spent 12 years with Waste Management, Inc., a waste management company, in a variety of leadership positions. From December 2017 to December 2018, Mr. Burke served as a director of Estre Ambiental, a Brazilian waste management company. Mr. Burke holds a Bachelor's degree from Randolph Macon College. Mr. Burke's qualifications to sit on our Board include his substantial experience in the area of corporate strategy, operations and finance.

E. Renae Conley - Ms. Conley is 62 years old and joined our Board on August 1, 2017. Ms. Conley serves on the Board of Directors of publicly-traded PNM Resources, the Ball State University Board of Trustees and the Ball State University Foundation. She served on the board of ChoicePoint, Corp., a publicly held identification and credential verification company, prior to its acquisition by Reed Elsevier. She was the Chief Executive Officer of ER Solutions, LLC from 2014 to 2017. Ms. Conley was the Executive Vice President, Human Resources & Administration, and Chief Diversity Officer of Entergy Corporation from 2010 to 2013 managing over 15,000 employees. Ms. Conley was Chairman, President and Chief Executive Officer of Entergy Louisiana and Entergy Gulf States Louisiana from 2000 to 2010 with responsibility for financial performance, operations, customer service, regulatory and government affairs. Ms. Conley has a B.S. degree in accounting and an M.B.A., both from Ball State University. Ms. Conley's qualifications to sit on our Board includes her substantial experience in the area of corporate strategy, human resources, operations and complex transactions.

Tanuja Dehne - Ms. Dehne is 48 years old and joined our Board on August 1, 2017. Ms. Dehne also serves on the Board of Directors of publicly traded Granite Point Mortgage Trust since June 2017. Ms. Dehne was a member of the Board of Directors of publicly-traded Silver Bay Realty Trust Corp. from 2012 to 2017. Ms. Dehne is currently the President and CEO of the Geraldine R. Dodge Foundation. From 2014 through April 2016, Ms. Dehne was the Executive Vice President and Chief Administrative Officer and Chief of Staff of NRG Energy, Inc. ("NRG"), a publicly listed power generation and retail electricity company. In this role, Ms. Dehne oversaw NRG's Human Resources, Information Technology, Communications, Corporate Marketing and Sustainability Departments. Prior to these positions, Ms. Dehne was the Senior Vice President, Human Resources of NRG since 2011 where she led NRG's Human Resources department, which handled all HR functions - including talent management, organizational development, benefits, compensation, labor and employee relations, payroll and HR information systems - for more than 8,000 employees. From 2004 to 2011, Ms. Dehne served as the Corporate Secretary of NRG, leading corporate governance and corporate transactions, including financing, mergers and acquisitions, public and private securities offerings, securities and stock exchange matters, and reporting compliance. Prior to joining NRG, Ms. Dehne practiced corporate law as a member of Saul Ewing LLP's business department. Ms. Dehne received a J.D. from Syracuse University, an M.A. from the University of Pennsylvania and a B.A. from Lafayette College. She is also a National Association of Corporate Directors Board Leadership Fellow. Ms. Dehne's qualifications to sit on our Board includes her substantial experience in the area of corporate governance, securities law, human resources and mergers and acquisitions.

Michael Hoffman - Mr. Hoffman is 64 years old and joined our Board on October 3, 2017. Mr. Hoffman serves on the Board of Directors of publicly-traded Donaldson Company, Inc. Mr. Hoffman served in several roles at The Toro Company, a provider of outdoor maintenance and beautification products. These roles included the following: Chairman (2006-2017); Chief Executive Officer (2005-2016); President (2004-2015); Group Vice President (2001-2004); and Vice President and General Manager (2000-2001). Mr Hoffman brings to the Board his expertise as a public company leader at The Toro Company where he started in 1977 and retired in 2017 as Chairman of the Board. He adds valuable marketing and strategic planning experience working for a company that has a strongly branded identity. Mr. Hoffman has a Bachelor's degree in Marketing Management from the University of St. Thomas and an M.B.A degree from the University of Minnesota - Carlson School of Management. Mr. Hoffman's qualifications to sit on our Board include his substantial experience in the area of corporate leadership, corporate strategy and operations.
Michael Koen - Mr. Koen is 46 years old and joined our Board on August 3, 2016 as the designated director of the Canada Pension Plan Investment Board (CPPIB). Mr. Koen is Managing Director and Head of Relationship Investments at CPPIB where he is responsible for leading significant minority equity investments in publicly listed companies as well as privately held companies. Mr. Koen has more than 20 years of experience in direct investing and banking, including working with portfolio company directors and management teams. Prior to joining CPPIB in 2009, Mr. Koen was a Vice President and director in TD Bank's merchant banking group where he focused on mezzanine debt and structured equity investments. Prior to his seven years at TD Capital, Mr. Koen worked at Scotia Capital in the institutional equities and investment banking groups. Mr. Koen holds a Master of Business Administration with high honors from the University of Chicago, Booth School of Business and a Bachelor of Arts from Queen's University, Canada. Mr. Koen's qualifications to sit on our Board include his substantial experience in the area of corporate finance and strategy, including capital markets, capital allocation and mergers and acquisitions.

Ernest Mrozek - Mr. Mrozek is 66 years old and joined our Board on February 21, 2018. Mr. Mrozek is currently a director of publicly-traded IDEX Corporation and served as lead director of G&K Services, Inc. until its sale in 2017. He also serves on the board of a large private company as well as several non-profit organizations. Mr. Mrozek served as Vice Chairman and Chief Financial Officer of The ServiceMaster Company at the time of his retirement in March 2008. He had 20 years of executive experience in various senior positions in general management, operations and finance at ServiceMaster. In the process, Mr. Mrozek developed extensive knowledge of the business services industry and gained valuable financial expertise and experience in mergers and acquisitions. Prior to joining ServiceMaster in 1987, Mr. Mrozek spent 12 years in public accounting with Arthur Andersen & Co. Mr. Mrozek received a Bachelor of Science degree in Accounting with honors from the University of Illinois and is a certified public accountant, on inactive status. Mr. Mrozek's qualifications to sit on our Board include his substantial experience in the area of corporate strategy, finance, operations and mergers and acquisitions.
B. Clyde Preslar - Mr. Preslar is 65 years old and joined our Board on October 12, 2016. Mr. Preslar previously served as a director of Alliance One International, Inc., an independent leaf tobacco merchant, from 2005 to 2013, Forward Air Corporation, a provider of time-definite surface transportation and related logistics services, from 2004 to 2008, and Standard Commercial Corporation, an enterprise engaged in the purchase, processing and sale of leaf tobacco, from 1999 to 2005. Since 2017, Mr. Preslar has served as Chief Financial Officer of Victra, a leading exclusive premium retailer for Verizon Wireless. From 2015 to 2017, Mr. Preslar served as Executive Vice President and Chief Financial Officer for Dollar Express Stores LLC, a privately owned dollar store chain formerly part of Dollar Tree, Inc. Prior to joining Dollar Express Stores LLC, Mr. Preslar served as Senior Vice President and Chief Financial Officer for The Pantry, Inc., a convenience store chain, from 2013 to 2015. Mr. Preslar previously served as Senior Vice President and Chief Financial Officer for the short line and regional freight railroad operator, RailAmerica, Inc., from 2008 to 2013. Prior to RailAmerica, Inc., Mr. Preslar held the positions of Executive Vice President and Chief Financial Officer at Cott Corporation, a manufacturer of non-alcoholic beverage products, from 2005 to 2006, and as Vice President and Chief Financial Officer and Secretary at snack food manufacturer Lance, Inc., from 1996 to 2005. Earlier in his career, Mr. Preslar served as Director of Financial Services for Worldwide Power Tools at Black & Decker and as Director of Investor Relations at RJR Nabisco. Mr. Preslar holds a Bachelor's Degree in Business Administration and Economics from Elon College and a Master's degree in Business Administration from Wake Forest University. He is a Certified Public Accountant licensed by the North Carolina State Board of Certified Public Accountant Examiners, and has been a Certified Management Accountant since 1980. He is also a National Association of Corporate Directors Fellow. Mr. Preslar's qualifications to sit on our Board include his substantial experience in the area of corporate strategy, operations and finance.

Information about our Executive Officers
The following is a listing of our current executive officers, their ages and business experience:
Richard Burke - Located above in "Board Members".

Steven Carn - Mr. Carn is 55 years old and has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2016 and as Senior Vice President, Chief Financial Officer and Treasurer since 2012. Mr. Carn joined ADS Inc., a historical business of Advanced Disposal, in April 2001 and served as Chief Accounting Officer until August 2006, when he became the Chief Financial Officer of ADS Inc. Prior to joining ADS Inc., Mr. Carn served for three years as Chief Financial Officer for Town Star Food Stores, LLC, a chain of convenience stores, from 1998 to 2001. Prior to his service with Town Star, Mr. Carn served as Senior Consultant with CFO Services, Inc., a company engaged primarily in providing temporary chief financial officer services to emerging companies in the Jacksonville, Florida area. He began his career as an auditor with Ernst & Young in 1987. Mr. Carn graduated from The Ohio State University with a Bachelor's degree in Business Administration in 1987. Mr. Carn is a certified public accountant in Ohio.
John Spegal - Mr. Spegal is 67 years old and has served as our Executive Vice President and Chief Operating Officer since November 2016 and as Senior Vice President and Chief Operating Officer since 2014. Mr. Spegal joined Advanced Disposal in 2013 as the Vice President of Business Development. Prior to joining Advanced Disposal, Mr. Spegal spent more than six years with AIR-serv Group LLC, a tire inflation and vacuum specialist company, as Regional Vice President and was responsible for their East Coast operations. Prior to that, he was at Allied Waste Industries/Browning Ferris Industries, a waste management company, for more than 25 years serving in various management roles throughout the Mid-Atlantic, Southeast and Southern regions, including Puerto Rico. Mr. Spegal holds a Bachelor's degree from the University of South Carolina.
Michael Slattery - Mr. Slattery is 66 years old and has served as our Executive Vice President, General Counsel and Secretary since November 2016 and as Senior Vice President, General Counsel and Secretary since July 2014. Prior to joining Advanced Disposal, Mr. Slattery most recently served as Senior Vice President and General Counsel for Veolia ES Solid Waste, Inc. and Veolia Environmental Services North America Corp. from 2004 to 2012 with responsibility for the management of the law department and all legal affairs in North America. Prior to joining the Veolia group, Mr. Slattery served as Vice President & Deputy General Counsel for Fruit of the Loom, Inc., a clothing manufacturer, with responsibility for the management of legal affairs throughout North America, Canada, Europe, North Africa and Latin America. Prior to joining Fruit of the Loom, Mr. Slattery served as Vice President and General Counsel for Wheelabrator Technologies, Inc., a waste to energy firm, and as General Counsel for several major North and Latin American operating divisions during his 16 years with Waste Management, Inc. Mr. Slattery is a graduate of the John Marshall Law School in Chicago, where he was an assistant editor of the John Marshall Law Review and earned his Bachelor's degree in Economics from St. Joseph's College in Rensselaer, Indiana.
Melissa Westerman - Ms. Westerman is 45 years old and has served as our Chief Accounting Officer since June 2018. Prior to joining ADS, she served as Vice President and Controller at Florida East Coast Railway. Prior to her role at Florida East Coast Railway, Ms. Westerman worked at CSX Transportation, Inc. for 12 years in various roles including Assistant Vice President Assistant Controller and Assistant Vice President Capital Planning and Enterprise Risk Management. Before then, Ms. Westerman was with accounting firm Arthur Anderson. She graduated from the University of Florida with both her Master's and Bachelor's degrees in Accounting and is a Certified Public Accountant.
Corporate Governance
Compliance
We are in compliance with the following corporate governance standards:

•	A majority of our Board consists of "independent" directors as defined under the rules of the NYSE.

•
Our Nominating and Corporate Governance Committee, which selects or recommends all of our director nominees, is comprised solely of "independent" directors and operates under a written charter addressing its operation and responsibilities, including the nomination process.

•
Our Compensation Committee, which oversees the compensation of our executive officers and the performance of our CEO, is comprised solely of "independent" directors and operates under a written charter addressing its operation and responsibilities.

•
Our Audit Committee, which annually appoints our auditors, subject to ratification by our stockholders, and oversees our annual audit, is comprised solely of "independent" directors and operates under a written charter addressing its operation and responsibilities.

•	Our Board and each Committee annually conducts a performance self-evaluation overseen by our Nominating and Corporate Governance Committee.

•
Our Corporate Governance Guidelines (the "Guidelines") and Committee charters explicitly permit our Board and each Committee to hire their own consultants, legal counsel, and other committee advisors, and we must pay the cost of all such advisors.

•
Our Compensation Committee considers, when engaging compensation consultants, legal counsel, or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor, or the consultant's or advisor's employer, and us.

We are committed to ensuring strong corporate governance practices on behalf of our stockholders. We believe strong corporate governance and a majority independent Board provide the foundation for financial integrity and stockholder confidence.
Our commitment to good corporate governance is evidenced by the Guidelines, which are available on our corporate website. The Guidelines set forth the principles and practices that our Board will continue to follow in carrying out its responsibilities, including ongoing review of our corporate governance practices in light of our business initiatives, the interests of our stockholders, and evolving best practices.
Key Corporate Governance Features
Our key corporate governance features include the following:

Board Independence
–
Our Board has determined that six out of seven or all of our directors with the exception of Mr. Burke are "independent" under the NYSE Listing Standards.
–
Our CEO is the only member of management who serves as director.

–
Our Corporate Governance Guidelines provide for the appointment by our independent directors of a Lead Independent Director if our CEO also serves as Chairperson of the Board or if the Chairperson is not otherwise an independent director. Such Lead Independent Director will serve a minimum of a one year term and our Corporate Governance Guidelines set forth the duties of the Lead Independent Director.

Board Committees
–
We have three committees of the Board of Directors; the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is composed entirely of independent directors.

–
Each of our three Committees operate under a written charter and report regularly to the Board concerning its activities.

Board Diversity	– Our Board enhanced its diversity with the additions of Tanuja Dehne and Renae Conley in 2017.
Executive Sessions	– Our Board holds regular executive sessions of non-management directors, which are chaired by our Lead Independent Director.
Board Oversight of Risk
–
Risk management and internal audit are overseen by our Audit Committee.

–
Our Compensation Committee reviews risks arising from our compensation practices so that those practices encourage management only to act in the best interests of our stockholders.

–
Our Nominating and Corporate Governance Committee oversees risk associated with potential conflicts of interest as well as effectiveness of our Guidelines.

Corporate Governance Guidelines	– Our Board operates under the Guidelines, which define director qualification standards and other appropriate governance procedures.
Accountability	– Our only authorized stock consists of one class of common stock and one class of preferred stock. Each share of our common stock is entitled to one vote. We have not issued any preferred stock.
Board Culture	– Our Board dedicates time annually for a board culture and governance retreat in addition to annual strategic planning meetings.

Open Lines of Communication
–
Our Board promotes open and honest discussions with senior management.

–
Our directors have access to all members of management and other employees and are authorized to hire outside consultants or experts at our expense. Directors are invited and encouraged to attend all committee meetings to promote transparency and open communication.

Self-Evaluation	– Our Board and each of the Committees conduct annual self-evaluations.
Overboarding
–
Without specific approval from the Board, no director will serve on more than four other public company boards, no Audit Committee member will serve on more than two other public company audit committees, and it is expected that directors who also serve as CEOs or in equivalent positions at other public companies generally should not serve on more than two outside public company boards.

Mandatory Retirement	– Under our Guidelines, directors are required to retire from the Board when they reach the age of 75.
Stock Ownership Guidelines
–
Our independent directors are required to own our common stock in the amount of at least $250,000 based on the average of the high and low prices of our common stock on the New York Stock Exchange for any date of determination. As of February 7, 2020, all directors were in compliance with this requirement.

–
Our CEO and our Executive Vice Presidents must maintain ownership of our common stock in the amounts of 4x salary and 2x salary, respectively. Each of these individuals is either compliant with this requirement or on track to meet the requirement.

–
Our directors and officers are prohibited from (i) engaging in any transactions that are designed to hedge or offset any decrease in the market value of our common stock; and (ii) from purchasing our common stock on margin, borrowing against any account in which our common stock is held or pledging our common stock as collateral for any loan without first obtaining pre-clearance.

Code of Business Conduct and Code of Ethics for Finance Professionals
–
Provides principles for our personnel and Directors to conduct themselves with honesty and integrity in their dealings with our customers, vendors, the communities we serve and one another. We monitor compliance with these policies through our anonymous compliance hotline.

Clawback Policy
–
Our Clawback Policy provides for the recoupment of certain compensation from corporate officers for acts of gross negligence or any willful act or omission resulting in material inaccuracy in our financial statements that requires restatement for any period within the three most recent fiscal years.

The Board and Committees of the Board
We are governed by a Board of Directors, which provides overall direction to and oversight of our business. The Board presently consists of seven directors divided into three classes (I, II and III), six of whom have been determined by the Board to be independent. Each director serves for a staggered term (based on class membership) of three years until the director's successor is duly elected and qualified, or until the director's earlier death, resignation, or removal. Each year, there is an election with respect to the class of directors whose terms are expiring.

Committee Membership and Function
The following table lists each director's Class and the Chairperson and current members of each of the Committees.

Director	Class	Current Term End Year	Independence	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard Burke	Class III	2022	Not Independent
Renae Conley	Class I	2020	Independent		O	O
Tanuja Dehne	Class I	2020	Independent		●
Michael Hoffman	Class II	2021	Independent		O	●
Michael Koen (1)	Class III	2022	Independent	O		O
Ernest Mrozek	Class II	2021	Independent	O
B. Clyde Preslar	Class III	2022	Independent	●
Key: ● = Chairperson     ¡ = Member    (1) Lead Independent Director
Board Classification and Supermajority Provisions
As described above, our Board is classified and our Certificate of Incorporation requires the affirmative vote of not less than two-thirds of the outstanding shares entitled to vote for: (i) an alteration, amendment or repeal, or any new provision inconsistent with certain provisions of our existing governance documents including our Board classification; (ii) an alteration, amendment or repeal by stockholders of any provision in our by-laws; or (iii) the requirement that directors can only be removed for cause.
Our Nominating and Corporate Governance Committee and our Board regularly considers and evaluates governance developments and recommends appropriate changes to our Board with a view towards ensuring that they continue to serve the best interests of the Company and stockholders. The Board is also focused on the relationship between governance and performance and on creating the proper governance structure in light of the particular circumstances of the Company. Our governance policies and practices fully comply with all corporate governance standards of the NYSE and SEC.

Director Skills and Experience
The Board is comprised of directors with broad and diverse experience and expertise. The table below sets out the key skills and experiences of the Company’s current directors.

	Richard Burke	Renae Conley	Tanuja Dehne	Michael Hoffman	Michael Koen	Ernest Mrozek	B. Clyde Preslar
Skills and Experience:
CEO/C-level Executive	•	•	•	•		•	•
Waste Industry and Other Relevant Industry Operations	•	•	•	•		•	•
Corporate Strategy	•	•	•	•	•	•	•
HR/Talent Management/Labor Relations	•	•	•	•		•
Health, Safety and Sustainability	•	•	•	•		•
Legal/Regulatory/Environmental	•	•	•
Mergers and Acquisitions	•	•	•	•	•	•	•
Capital Markets		•	•	•	•	•	•
Sales/Marketing	•			•		•
Financial Expert						•	•
Executive Compensation Design	•	•	•	•		•
Public Company Governance		•	•	•	•	•	•
Other Commitments:
Number of Other Public Company Boards (if any)		1	1	1		1
Director Nomination Procedures

The Nominating and Corporate Governance Committee is responsible for selecting and recommending candidates for the Board. In evaluating candidates, the Committee may consider strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially and other factors it considers appropriate, which may include diversifying the board composition, existing commitments to other businesses, potential conflicts of interest with other pursuits, legal considerations such as antitrust issues, corporate governance background, various and relevant career experience, relevant technical skills, relevant business or government acumen, financial and accounting background, executive compensation background, the size, composition and combined expertise of the existing Board and other factors that may be relevant. The Committee focuses on the Board's needs at the time and characteristics of potential candidates with the goal of filling any identified gaps and ensuring a breadth of experience, expertise and viewpoints represented collectively by the Board. To assist in promoting such diversity, the Committee seeks to ensure that new Board nominees are drawn from a pool that includes diverse candidates, including women and minorities.
Role in Risk Oversight
One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly, with support from the three standing committees, our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee, each of which address risks specific to its respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures, including cyber risk, and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominating and Corporate Governance Committee provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise-level risk. In addition, the Board receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Meetings and Board Committees
Last year, the Board held thirteen meetings and each committee of the Board met independently as set forth below. Each director attended at least 75% of the meetings of the Board and the committees on which he or she served. The Board generally meets in executive session without management present for a portion of each regular meeting of the Board. Although we do not have a formal policy regarding director attendance at annual meetings, all directors are expected to attend unless there are unavoidable schedule conflicts or unforeseen circumstances.
The Board appoints committees to help carry out its duties. Committee members take on greater responsibility for key issues and the committee reviews the results of its meetings with the full Board. The Board has three separate standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Additionally, the Board has the power to appoint additional committees, as it deems necessary.

Committee	Number of Meetings
Audit	5
Compensation	5
Nominating and Corporate Governance	4
The Audit Committee
Mr. Preslar is the Chairperson of our Audit Committee. The other members of our Audit Committee are Messrs. Koen and Mrozek. Messrs. Koen, Mrozek and Preslar satisfy the additional NYSE independence standards for audit committees set forth in Section 10A of the Exchange Act.
Our Board has determined that Mr. Preslar and Mr. Mrozek each is an audit committee financial expert as defined by the SEC based on a thorough review of their education and financial and public company experience. See "Board Members" section above for further details on each of their qualifications.
The Audit Committee's duties are set forth in a written charter that was approved by the Board. A copy of the charter is available on our website. The Audit Committee generally is responsible for overseeing all matters relating to our financial statements and reporting, internal audit function and independent auditors. As part of its function, the Audit Committee reports the results of all of its reviews to the full Board. In fulfilling its duties, the Audit Committee, has the following responsibilities:
Documents/Reports Review

•
Review and discuss with management and the independent auditor, prior to public dissemination, our annual and quarterly financial statements, including Management's Discussion and Analysis of Financial Condition and Results of Operations; and

•	Review and discuss earnings press releases with management and the independent auditor.
Independent Auditor

•	Engage an independent auditor, determine the auditor's compensation and replace the auditor if necessary;

•	Pre-approve all services, including non-audit services provided by the independent auditor;

•	Review at least annually the qualifications, performance and independence of the auditor and present its conclusions to the full Board; and

•	Review and evaluate the lead audit partner.
Financial Reporting Process

•
Review the integrity of the Company's financial reporting process, including critical accounting policies and practices, and major issues regarding accounting principles and financial statement presentation, and the adequacy of the Company's internal controls;

•	Review regulatory and accounting initiatives; and

•	Review with the independent auditor any audit problems and management's responses to such matters.
Internal Audit

•	Oversee the Company's internal audit function;

•	Review reports to management prepared by the internal auditors;

•	Review with the independent auditors the responsibilities, budget and staffing of the Company's internal audit function; and

•	Oversee the adequacy of the design and effectiveness of the Company’s system of internal controls.
Legal Compliance

•	Review and discuss with the General Counsel any significant legal matters;

•	Review and discuss with management and the independent auditor the Company's guidelines and policies with respect to risk management including cyber risks;

•	Set policies for hiring of employees or former employees of the independent auditor;

•	Establish procedures for the receipt of complaints regarding fraud, accounting, internal controls, or auditing matters, and concerns regarding questionable accounting or auditing matters;

•	Review and approve or ratify transactions between the Company and any "Related Person" that are required to be publicly disclosed;

•	Review and approve decisions to enter into derivative transactions; and

•	Oversee the development and administration of appropriate ethics and compliance programs.
Audit Committee Report

Management is responsible for our internal controls, financial reporting processes, and compliance with laws and regulations and ethical business standards. The independent registered public accounting firm is responsible for expressing an opinion as to the conformity of the consolidated financial statements with accounting principles generally accepted in the United States of America. The Audit Committee's responsibility is to monitor and oversee these processes on the Board's behalf.
The Audit Committee has reviewed and discussed the Company's audited financial statements as of and for the year ended December 31, 2019 with management and the independent registered public accounting firm, and has taken the following steps in making its recommendation that the Company's financial statements be included in its annual report:

•
First, the Audit Committee discussed with Ernst & Young LLP ("Ernst & Young"), the Company's independent registered public accounting firm for fiscal year 2019, those matters required to be discussed by Public Company Accounting Oversight Board (United States) Auditing Standard No. 1301 Communications with Audit Committees, including information regarding the scope and results of the audit. These communications and discussions are intended to assist the Audit Committee in overseeing the financial reporting and disclosure process.

•
Second, the Audit Committee has received from Ernst & Young the written disclosures required by the Public Company Accounting Oversight Board Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, regarding the Company's independent registered public accounting firm's independence, and discussed with them their independence from the company and management.

•
Third, the Audit Committee met periodically with members of management, the internal auditors and Ernst & Young to review and discuss internal controls over financial reporting. Further, the Audit Committee reviewed and discussed management's report on internal control over financial reporting as of December 31, 2019.

•
Finally, the Audit Committee reviewed and discussed, with the Company's management and Ernst & Young, the Company's audited consolidated balance sheet as of December 31, 2019, and consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the fiscal year ended December 31, 2019, including the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of the disclosure.

The Committee has also discussed with the independent registered public accounting firm the overall scope and plan of their audits. The Committee meets periodically with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations and their evaluations of the Company's internal control over financial reporting.

Based on the reviews and discussions explained above (and without other independent verification), the Audit Committee recommended to the Board (and the Board approved) that the Company's financial statements be included in its annual report for its fiscal year ended December 31, 2019. The Committee has also approved the selection of Ernst & Young as the Company's independent registered public accounting firm for fiscal year 2020.

The Audit Committee of the Board of Directors
B. Clyde Preslar, Chairperson
Michael Koen
Ernest Mrozek
Compensation Committee
Ms. Dehne is the Chairperson of our Compensation Committee. The other members of the Compensation Committee are Ms. Conley and Mr. Hoffman. Ms. Dehne, Ms. Conley and Mr. Hoffman are independent in accordance with the rules and regulations of the NYSE and qualify as "non-employee directors" pursuant to Rule 16b-3 under the Exchange Act.
Our Compensation Committee is responsible for overseeing all of our named executive officer compensation, as well as developing the Company's compensation philosophy. The Compensation Committee's written charter, which was approved by the Board, is available on our website. In fulfilling its duties, the Compensation Committee has the following responsibilities:

•	Review and establish policies governing the compensation and benefits of our named executive officers;

•	Review and approve corporate goals and objectives relevant to CEO and other executive officers' compensation;

•	Evaluate the performance of the CEO and determine and approve the annual salary, bonus, equity-based incentive and other benefits of the CEO;

•	Review and approve the annual salary, bonus, equity-based incentive and other benefits of other executive officers;

•	Discuss the results of the stockholder advisory vote on "say on pay," if any, with regard to the named executive officers;

•	Oversee the administration of all of our equity-based incentive plans;

•	Recommend to the full Board new company compensation and benefit plans or changes to our existing plans for our other executive officers;

•
Consider, on at least an annual basis, whether risks arising from the Company's compensation policies and practices for all employees, including non-executive officers, are reasonably likely to have a material adverse effect on the Company;

•	Review the independence of the Compensation Committee's compensation consultant;

•	Perform an annual review of its performance relative to its charter and report the results of its evaluation to the full Board; and

•	Such other responsibilities as outlined in the Compensation Committee's written charter.
In overseeing compensation matters, the Compensation Committee may delegate authority for day-to-day administration and interpretation of the Company's plans, including selection of participants, determination of award levels within plan parameters, and approval of award documents, to Company employees. However, the Compensation Committee may not delegate any authority under those plans for matters affecting the compensation and benefits of the executive officers.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2019, Ms. Dehne, Ms. Conley and Mr. Hoffman served on the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company during fiscal year 2019; no member of the Compensation Committee is a former officer of the Company; and during fiscal year 2019, none of our executive officers served as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee.
The Nominating and Corporate Governance Committee
Mr. Hoffman is the Chairperson of our Nominating and Corporate Governance Committee. The other members of the Committee include Ms. Conley and Mr. Koen. Mr. Hoffman, Ms. Conley and Mr. Koen are independent in accordance with the rules and regulations of the NYSE.
The Nominating and Corporate Governance Committee has a written charter that has been approved by the Board and is available on our website. It is the duty of the Nominating and Corporate Governance Committee to oversee matters regarding corporate governance. In fulfilling its duties, the Nominating and Corporate Governance Committee has the following responsibilities:

•	Establish criteria for the selection of new directors;

•	Identify candidates to serve on the Board;

•	Consider questions of independence of members of the Board;

•	Oversee the evaluation of the Board and its Committees;

•	Evaluate and recommend to the Board the compensation paid to our non-employee directors;

•	Recommend members of the Board to serve on Committees;

•	Periodically review the charter and composition of each Committee of the Board; and

•	Develop and recommend to the Board corporate governance principles.
Potential director candidates are identified through various methods; the Nominating and Corporate Governance Committee welcomes suggestions from directors, members of management, and stockholders. From time to time, the Nominating and Corporate Governance Committee uses outside consultants to assist it with identifying potential director candidates. In fiscal year 2017, the Nominating and Corporate Governance Committee retained an outside consultant to assist in identifying Ms. Conley, Ms. Dehne, Mr. Hoffman and Mr. Mrozek as new Board members. The Committee did not conduct a formal search for new directors in fiscal year 2019.
For all potential candidates, the Nominating and Corporate Governance Committee considers all factors it deems relevant, such as a candidate's personal and professional integrity and sound judgment, business and professional skills and experience, independence, possible conflicts of interest, diversity, and the potential for effectiveness, in conjunction with the other directors, to serve the long-term interests of the stockholders. While there is no formal policy with regard to consideration of diversity in identifying director nominees, the Committee considers diversity in business experience, professional expertise, gender and ethnic background, along with various other factors when evaluating director nominees. Before being nominated by the Nominating and Corporate Governance Committee, director candidates are interviewed by the Chief Executive Officer and Chairperson of the Nominating and Corporate Governance Committee. Additional interviews may include other members of the Nominating and Corporate Governance Committee, other members of the Board, representatives from senior levels of management and an outside consultant.
The Nominating and Corporate Governance Committee will consider all potential nominees on their merits without regard to the source of recommendation. The Nominating and Corporate Governance Committee believes that the nominating process will and should continue to involve significant subjective judgments. To suggest a nominee for consideration by the Nominating and Corporate Governance Committee, you should submit your candidate's name, together with biographical information and his or her written consent to nomination to Mr. Michael Hoffman, Chairperson of the Nominating and Corporate Governance Committee, Advanced Disposal Services, Inc., 90 Fort Wade Road, Ponte Vedra, FL 32081.
Board of Directors Governing Documents
Stockholders may obtain copies of our Corporate Governance Guidelines, the charters of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, and our Code of Conduct free of charge by contacting the Corporate Secretary, c/o Advanced Disposal Services, Inc., 90 Fort Wade Road, Ponte Vedra, FL 32081 or by accessing the "Corporate Governance" section of the "Investor Relations" page on our website at www.advanceddisposal.com.

ITEM 11. EXECUTIVE COMPENSATION
Named Executive Officer Compensation
Compensation Discussion and Analysis
The Compensation Discussion and Analysis describes how we compensated our executives in the fiscal year ended December 31, 2019. The focus of the discussion is on the following individuals, who are our named executive officers ("NEOs"):

Name	Title
Richard Burke	Chief Executive Officer
Steven Carn	Executive Vice President, Chief Financial Officer
John Spegal	Executive Vice President, Chief Operating Officer
Michael Slattery	Executive Vice President, General Counsel
Melissa Westerman	Vice President, Chief Accounting Officer and Assistant Treasurer
Executive Summary
Fiscal year 2019 yielded solid results highlighted by disciplined price led revenue growth and strong free cash flow results. Overall, revenue grew 4.2% led by strong average yield benefiting from solid open market pricing and higher CPI. We increased revenue in fiscal year 2019 to $1.623 billion vs. $1.558 billion in fiscal year 2018. Adjusted EBITDA decreased slightly in fiscal year 2019 to $425.2 million from $427.1 million in fiscal year 2018. Adjusted EBITDA less capital expenditures increased to $247.7 million from $238.5 million in fiscal year 2018 (Note that for compensation purposes, Adjusted EBITDA less capital expenditures were increased by $26.3 million, to reflect capital expenditures made for new municipal contracts that were not budgeted). We achieved 95.6% of our adjusted EBITDA goal of $444.8 million and 99.7% of our adjusted EBITDA less capital expenditures goal of $248.5 million.
Adjusted EBITDA is a non-U.S. GAAP financial measure. For a reconciliation of adjusted EBITDA to our reported results, see "Reconciliation of Certain Non-GAAP Measures" section below.
Chief Executive Officer Compensation
Following the Compensation Committee’s review of the CEO’s executive compensation relative to the peer group in February 2019, the Committee decided to increase the target total direct compensation of the CEO. The increase in compensation was primarily delivered through an increase in the base salary and stock based compensation.
Base Salary: Increased base salary to $900,000 for 2019 from $775,000 in 2018;
Annual Cash Incentive: Maintained annual incentive target at 120% of base salary for 2019;
Long-Term Incentive: Increased long-term incentive to $2,550,000 for 2019 from $2,000,000 in 2018; comprised of 50% PSUs, 25% RSUs and 25% stock options;
Target Total Direct Compensation: Increased to $4,530,000 in 2019 from $3,705,000 in 2018.

As explained below under “Guaranteed Bonus Program”, Mr. Burke will receive an annual cash bonus for fiscal year 2019 of $1,080,000 or 100.00% of his fiscal year 2019 target bonus of $1,080,000. As discussed in more detail under “Long-Term Equity Incentive Awards”, the fiscal year 2019 tranche of outstanding PSU awards was earned at 84.6% of target.

Our Pay Practices
The table below highlights some of our key compensation practices that demonstrate our commitment to strong corporate governance of executive compensation. The left column outlines the practices we believe are conducive to incentivize performance and reward good governance. The right column describes those practices that we have chosen not to implement because we do not believe they promote these practices and further our stockholders’ long-term interests.

What We Do		What We Don't Do
☑	Maximum payout caps for incentive plans. Annual cash incentive and PSU payouts are capped.	☒	No excessive perks. We provide limited perquisites which are typically less than 2% of each NEOs total compensation.
☑	Long Term Incentives. A significant portion of our executives' compensation is tied to long-term incentive awards.	☒	Prohibition against hedging. Our policy prohibits employees and directors from hedging our securities.
☑	Stock ownership requirements. Ensure our CEO and Executive Vice Presidents meet robust stock ownership guidelines.	☒	No repricing or exchange of underwater stock options. We do not reprice or buy out options, without stockholder approval.
☑
Clawback Policy.  Provides for recoupment of certain compensation from directors and officers for gross negligence or any willful act or omission resulting in a material inaccuracy in our financial statements that requires restatement for any period within the three most recent fiscal years.
		☒	Do not pay dividend equivalents on unvested units. Dividend equivalents are accrued but not paid until RSUs and PSUs become vested.
☑	Independent Consultant. The Compensation Committee retains an independent consultant who does not provide services to the Company other than advising the Compensation Committee.	☒	No tax gross-ups. Do not provide NEOs with tax gross-ups for perquisites or in the event of a change in control.
☒
Restrictions on pledging.  Our policy prohibits executive officers from pledging our securities acquired from us in connection with, or after, our initial public offering. It also prohibits our directors and officers from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our common securities as collateral for any loan without first obtaining pre-clearance.

2019 Say on Pay Vote
At our last stockholder meeting, 93% of votes cast supported our executive compensation program. The Compensation Committee considered the results and current market practices and determined that no significant changes should be made at this time.
2019 Compensation Mix
The Compensation Committee designs the executive compensation program to award pay in accordance with corporate and individual performance. A large percentage of total compensation is at risk through long-term equity awards. The mix of target total direct compensation for 2019 for our CEO was 20% salary, 24% target MIP and 56% LTI. The average mix of target total direct compensation for 2019 for our other named executive officers was 29% salary, 26% target MIP and 45% LTI. The Compensation Committee may change this average mix of target total direct compensation for 2020 or any future year.

Elements of the Company's Executive Compensation Program

As described in more detail below, the material elements of our executive compensation program for our NEOs include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits and welfare benefits. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below. These individual compensation elements are intended to create a total compensation package for each NEO that we believe achieves our compensation objectives and provides competitive compensation opportunities.

Element	Description	Rationale
Base salary	Fixed, periodic cash payment	Attract, motivate and retain high caliber talent
Cash bonus opportunity
Annual cash bonus was set based on adjusted EBITDA (50%), adjusted EBITDA less capital expenditures (35%) and individual goals (15%)

Under Guaranteed Bonus Program, opportunity to earn between fiscal year 2019 annual bonus target and 200% of target.
Intended to reward executives for driving superior financial results over a one-year timeframe Provides strong line of sight by recognizing individual performance to earn above 2019 annual bonus target
Long-term equity incentive opportunity
PSUs	3-year performance plan tied to adjusted EBITDA (50%), adjusted EBITDA less capital expenditures (30%) and revenue (20%) PSUs provide the opportunity to earn from zero to 175% of target	Compensation "at risk" and tied to achievement of long-term business goals Alignment with stockholders Intended to reward executives for driving superior financial results over a multi-year timeframe
RSUs	Grants of shares that vest in full 3 years from the date of grant	Executive retention and alignment with stockholders
Stock options	Right to purchase stock at grant date price for period of ten years that vest in full 3 years from the date of grant	Motivate stock price performance and alignment with stockholders
Deferred compensation opportunity and other retirement benefits	401(k) matching contributions Deferred Compensation Plan deferral opportunities	Attract, motivate and retain high caliber talent
Severance and other benefits potentially payable upon termination of employment without cause, resignation for Good Reason or upon termination following a change in control	Multiple of base salary and annual bonus; subsidized COBRA and accelerated stock awards	Attract, motivate and retain high caliber talent Assures the continuing performance of executives in the face of a possible termination of employment
Perquisites	Automobile allowance/Company plane usage/life insurance benefits	Attract, motivate and retain high caliber talent
Compensation Determination Process
The Compensation Committee uses peer group data as an input in evaluating pay levels and for assessing the competitiveness of the compensation program used for our NEOs. The Compensation Committee uses the peer group median as a reference point for total compensation versus comparable positions at peer companies. In addition to peer group data, the Compensation Committee also considers other factors, including performance, responsibility, experience, internal pay equity, and tenure, when determining total direct compensation levels.

For fiscal 2019, the Compensation Committee established base salaries, target annual cash bonus opportunities and long-term incentive opportunities for each of the NEOs. Mr. Burke provided recommendations on target compensation levels for each of the NEOs other than himself and the Compensation Committee reviewed and approved his compensation recommendations. The Compensation Committee established the target compensation levels for Mr. Burke.
In establishing compensation levels for the NEOs, the Compensation Committee and Mr. Burke considered the roles and responsibilities of each executive, the executive's performance, job scope, tenure and the relative contribution of the executive to the Company. To support compensation decision-making, the Compensation Committee also reviewed competitive market pay levels for a peer group provided to the Company by Compensation Advisory Partners LLC ("CAP"), an independent compensation consultant, engaged by the Compensation Committee to provide information and advice pertaining to executive compensation. The peer group reviewed by the Committee for 2019 compensation decisions consisted of the following companies:

Clean Harbors, Inc.	GATX Corp.	Stericycle, Inc.
Covanta Holding Corporation	Herc Holdings, Inc.	Team, Inc.
Eagle Materials Inc.	Rollins, Inc.	Watts Water Technologies
EnPro Industries, Inc.	ServiceMaster Global Holdings, Inc.	Welbilt, Inc.
Forward Air Corp.
In identifying peers, CAP assessed potential companies for inclusion based on size (based on revenue and market capitalization), capital intensity (based on total assets) and operating profitability (based on EBITDA margin). In addition, we assessed companies based on industry comparability, with a focus on companies that were service providers and/or capital intensive.

Compensation Consultant

The Compensation Committee retained CAP to provide advice relating to market and general compensation trends. The Compensation Committee also uses CAP for data gathering and analyses. The Compensation Committee has retained CAP as its independent consultant since 2017. The Company makes regular payments to CAP for its services around executive compensation, including meeting preparation and attendance, advice, and best practice information, as well as competitive data. Information about such payments is submitted to the Chairperson of the Compensation Committee.

In addition to services related to executive compensation, CAP also informs and advises the Compensation Committee with respect to compensation of the independent directors. CAP has no other business relationships with the Company and receives no other payments from the Company. The Compensation Committee adopted a charter provision requiring that it consider the independence of any compensation consultants it uses for executive compensation matters. The Compensation Committee has considered the independence of CAP in light of SEC rules and New York Stock Exchange listing standards. In connection with this process, the Compensation Committee has reviewed, among other items, an independence scorecard from CAP addressing the independence of CAP and the members of the consulting team serving the Compensation Committee, including the following factors: (i) other services provided to us by CAP; (ii) fees paid by us as a percentage of CAP's total revenue; (iii) policies or procedures of CAP that are designed to prevent conflicts of interest; (iv) any business or personal relationships between CAP and a member of the Compensation Committee; (v) any Company stock owned by CAP team members or their immediate family and (vi) any business or personal relationships between our executive officers and team members of CAP. The Compensation Committee reviewed these considerations and concluded that the work performed by CAP did not raise any conflict of interest.
Base Salaries
Base salaries are an important element of compensation because they provide our NEOs with a predictable base level of income. The Compensation Committee reviewed the base salary of each NEO in fiscal year 2019 compared to our peer group and made adjustments to each NEOs base salary following its review of the market data and based on the CEO's performance review and other input for other NEOs. The Summary Compensation Table below shows the base salary paid to each NEO for fiscal year 2019.

Cash Bonus Opportunities
Annual Cash Bonus Opportunity

We sponsored a management incentive plan (the "MIP") in fiscal year 2019. All of our NEOs were eligible to participate in our MIP in fiscal year 2019. The primary purpose of the MIP was to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives. Annual awards have varied from year-to-year based on actual performance and individual performance relative to target goals. As further described in the "Guaranteed Bonus Program" section below, we implemented the 2019/2020 Guaranteed Bonus Program in connection with the Merger Agreement for retention purposes, under which our NEOs were guaranteed a cash bonus amount for each of 2019 and 2020 that is at least equal to their 2019 target annual bonus.
MIP Formula
The Compensation Committee used the formula below, as well as the 2019 bonus guarantees provided in the Guaranteed Bonus Program, to determine MIP awards to our NEOs:

Fiscal Year 2019 MIP
Each NEO's target annual bonus, expressed as a percentage of base salary (between 60% and 120%), is established within each NEO's employment agreement. This percentage may be adjusted from time to time by the Compensation Committee in connection with an NEO's promotion or changes in competitive practices. In fiscal year 2019, the target incentives as a percentage of salary were set as follows:

Name	Base Salary	Target Bonus % of Base Salary	Target Bonus $
Richard Burke	$900,000	120%	$1,080,000
Steven Carn	$462,000	100%	$462,000
John Spegal	$450,000	100%	$450,000
Michael Slattery	$385,000	80%	$308,000
Melissa Westerman	$240,000	60%	$144,000

The MIP awards were set based on a combination of our overall corporate financial performance (85% of the total weighting for NEOs) and individual goals (15% of the total weighting for NEOs). For fiscal year 2019, the Compensation Committee selected adjusted EBITDA (50% of the total weighting) and adjusted EBITDA less capital expenditures (35% of the total weighting) as the corporate financial performance measures. Adjusted EBITDA and adjusted EBITDA less capital expenditures were selected as they are key measures used by stockholders to assess the ongoing operating performance of the Company. Adjusted EBITDA provides an assessment of our profitability and our ability to generate cash to satisfy our debt obligations. Adjusted EBITDA less capital expenditures measures our effectiveness in managing the level of capital expenditures required to maintain and grow our business. For a reconciliation of adjusted EBITDA to our reported results, see "Reconciliation of Certain Non-GAAP Measures" section below.
For each of the corporate financial measures, the Committee established a performance range around a targeted performance goal reflective of our financial plan. The threshold level of performance was set at 92.5% of the target goal and the maximum performance level was set at 110% of the target goal. If performance fell below the threshold level for a measure and if the Guaranteed Bonus Program established in connection with the Merger was not in place, no bonus would have been payable for that measure. For performance at the threshold level, the associated payout for the measure was set at 30% of the target bonus assigned to the measure. As noted below and as further described under “Guaranteed Bonus Program,” the NEOs were guaranteed a total annual bonus payout for fiscal year 2019 at least equal to the 2019 target annual bonus, even if performance was at or below the threshold level. For performance at or above the maximum level for either measure, the payout is 200% of the target bonus assigned to the measure.
The individual performance factors for Messrs. Burke, Carn, Spegal, Slattery and Ms. Westerman were set based upon their respective contributions towards achievement of the following: (1) overall safety levels; (2) company growth; (3); Sarbanes-Oxley compliance; (4) improving customer service; and (5) various individual projects.
The Compensation Committee performs the evaluation of Mr. Burke's individual goals after reviewing the written evaluations of his performance against the specific goals and objectives that Mr. Burke provided to the Board. Mr. Burke performs the evaluation of the other NEOs' individual goals and makes a recommendation to the Compensation Committee based upon his evaluation of their achievement of the goals and objectives as set forth by him.
The table below provides a summary of the corporate financial performance goals for fiscal year 2019 and our actual degree of attainment relative to target:

Measure	Weighting % of Total	Performance Level			2019 Actual

		Threshold	Target	Max
Adjusted EBITDA	50%	$411.4	$444.8	$489.3	$425.2
Adjusted EBITDA less Capital Expenditures (a)	35%	$229.9	$248.5	$273.4	$247.7
Total Performance Goals	85%	—	—	—	—
(a) For compensation purposes, Adjusted EBITDA less capital expenditures were increased by $26.3 million, to reflect capital expenditures made for new municipal contracts that were not budgeted.
As further described in the "Guaranteed Bonus Program" section below, we implemented the 2019/2020 Guaranteed Bonus Program in connection with the Merger Agreement for retention purposes. Under this program, our NEOs are guaranteed a cash bonus amount for each of 2019 and 2020 that is at least equal to their 2019 target annual bonus, meaning that they will receive their ordinary course bonus, if it is in excess of the bonus guarantee amount (which for 2019 it was not), but in any event will receive at least the bonus guarantee amount for both 2019 and 2020 if they remain employed through the closing of the Merger and are employed on the applicable bonus payment date or are terminated in a manner entitling them to severance benefits under their employment agreement. Due to this program, the 2019 bonus payout for the NEOs was approved at target rather than the reduced payout based on the performance measures calculated in the table above.

The table below provides the actual 2019 bonus payout for each NEO, which was equal to the guarantee amount.

Name	2019 Annual Bonus ($)
Richard Burke	1,080,000
Steven Carn	462,000
John Spegal	450,000
Michael Slattery	308,000
Melissa Westerman	144,000
Long-Term Equity Incentive Awards
2016 Omnibus Equity Plan
Our Board adopted the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan (the "2016 Plan") on January 29, 2016. The 2016 Plan became effective upon consummation of our IPO (the "2016 Plan Effective Date"). The Plan will terminate on the tenth anniversary of the 2016 Plan Effective Date, unless sooner terminated by our Board. The 2016 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, RSUs, performance stock awards, PSUs, cash performance units and other forms of equity-based awards, including awards based on the value of dividends paid by us.
2019 Annual Long-term Equity Incentive Awards
Our fiscal year 2019 equity awards to our NEOs were made under the 2016 Plan in the following three award types:

•	PSUs: 50% of the award value

•	RSUs: 25% of the award value

•	Stock options: 25% of the award value
The amounts of each NEO's equity awards were determined based on several factors, including: (1) market data and recommended ranges provided by CAP; (2) each NEO's position and expected contribution to our future growth; (3) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (4) ensuring that the NEOs were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of awards granted to the NEOs during fiscal year 2019 and the grant date fair value of these awards as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal year 2019 table below.
PSUs
PSUs are the most heavily weighted award type in our long-term incentive program due to our commitment to pay for performance. PSUs were designed to focus the management team on achieving specific financial performance objectives identified by the Compensation Committee. For the awards granted in fiscal 2019, performance was designed to be measured over each of fiscal year 2019, fiscal year 2020 and fiscal year 2021, with up to one-third of the total PSUs eligible to be earned each year and ultimately payable at the end of the three-year period. Performance is measured based 50% on adjusted EBITDA, 30% on adjusted EBITDA less capital expenditures and 20% on revenue (excluding fuel surcharges, commodities and landfill gas sales). As described under "Cash Bonus Opportunities" above, adjusted EBITDA is used in our PSU program as it is a key measure of the profitability of our business that is tracked by stockholders and adjusted EBITDA less capital expenditures is used as a measure of our ability to effectively manage capital expenditures. The Compensation Committee also used revenue for PSUs to focus management on profitable growth in the business.
Performance is assessed annually over each of the three years based on goals established at the beginning of each year. If performance on an individual measure is at the planned level for the year, 100% of the target PSUs for that measure will be earned.

The table below provides a summary of the performance goals for fiscal year 2019, our actual degree of attainment and the implications for actual PSUs earned relative to target:

Measure	Weighting % of Total	Performance Level			2019 Actual	Calculated Payout as a % of Target

		Threshold	Target	Max
Adjusted EBITDA	50%	$400.3	$444.8	$489.3	$425.2	67%
Adjusted EBITDA less Capital Expenditures (a)	30%	$223.7	$248.5	$273.4	$247.7	97.6%
Revenue (excluding fuel surcharges, commodity sales and landfill gas sales)	20%	$1,380.2	$1,533.5	$1,686.9	$1,552.1	109.1%
Total Performance Goals	100%	—	—	—	—	84.6%
(a) For compensation purposes, Adjusted EBITDA less capital expenditures were increased by $26.3 million, to reflect capital expenditures made for new municipal contracts that were not budgeted.
If performance on an individual measure is below the threshold level of 90% of the planned level of performance for that measure, no PSUs will be earned for that measure in 2019. If performance for an individual measure is at threshold, 25% of the target PSUs for the measure will be earned for 2019. If performance on an individual measure is at or above the maximum level of 110% of the planned level of performance, 175% of the target PSUs will be earned for 2019. Straight-line interpolation was used to determine awards between threshold and planned performance and between planned performance and maximum performance. At the end of the three-year period, the total PSUs earned would equal the sum of the PSUs earned for each of the three individual years.
Our NEOs are granted PSUs as part of their annual compensation in 2019. As noted below in the Section titled, “Effect of the Merger Agreement on NEO Compensation - Treatment of PSUs,” upon the closing of the Merger, all PSUs outstanding immediately prior to the effective time of the Merger will become fully vested and will be canceled and will thereafter entitle the holder to receive a cash payment (without interest and subject to all applicable tax withholding requirements) equal to the product of (i) the number of shares equal to the greater of (x) the target number of shares with respect to such PSU and (y) the number of shares that would be considered earned under the terms of such PSU based on Advanced Disposal’s most recent fiscal year-end results preceding the year in which the effective time of the Merger occurs multiplied by (ii) $33.15.
Restricted Share Units
We granted RSUs to our NEOs in 2019 to support retention and align the interests of our executives with those of stockholders by increasing executive stock ownership. The RSUs are scheduled to vest in full on the third anniversary of the grant date. The executive will vest in any dividend equivalents at the time the units vest.
As noted below in the Section titled, “Effect of the Merger Agreement on NEO Compensation - Treatment of RSUs,” upon the closing of the Merger, all RSUs outstanding as of immediately prior to the effective time of the Merger will become fully vested as of the effective time of the Merger and will be canceled and converted into a right to receive a cash payment (without interest and subject to all applicable tax withholding requirements) equal to the product of (i) $33.15 and (ii) the aggregate number of shares subject to such RSU.
Stock Options
We granted stock options to focus our executives on increasing our stock price over the mid-term to long-term. The stock options are scheduled to vest in full on the third anniversary of the grant date. The stock options are granted with an exercise price equal to the fair market value on the date of grant and are exercisable from the date of vesting to the tenth anniversary of the date of grant.

As noted below in the Section titled, “Effect of the Merger Agreement on NEO Compensation - Treatment of Advanced Disposal Stock Options,” upon the closing of the Merger, each stock option that is outstanding immediately prior to the effective time of the Merger and that has an exercise price per share that is less than $33.15, whether or not vested, will become fully vested and will be canceled and thereafter entitle the holder to receive a cash payment (without interest and subject to all applicable tax withholding requirements) equal to the product of (i) the excess of $33.15 over the per-share exercise price of such Advanced Disposal stock option and (ii) the number of shares issuable upon exercise of such Advanced Disposal stock option.
Vesting Upon Change in Control

For our executives, including our NEOs, upon a change in control, as defined in the Advanced Disposal Waste Holdings Corp. Amended and Restated 2012 Stock Incentive Plan (the "2012 Plan"), all outstanding time-based options will, subject to certain limitations, become fully exercisable and vested, and any restrictions and deferral limitations applicable to any stock purchase rights will lapse. For awards under the 2016 Plan, upon a change in control and subsequent terminations of the executives other than for "cause", all outstanding equity awards will become fully vested and all outstanding stock options will become fully exercisable. PSUs will vest at target based on the number of PSUs awarded on the date of grant. See the below section entitled "Effect of the Merger Agreement on NEO Compensation" for more information regarding the impacts of the Merger Agreement.
Deferred Compensation Opportunity
Our NEOs are eligible to participate in the Advanced Disposal Services, Inc. 401(k) Retirement Plan (the "401(k) plan"). We currently match 50% of the first 6% of eligible pay that employees contribute to the 401(k) plan. For fiscal 2019, our NEOs were eligible to participate in the Advanced Disposal Services, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") designed to allow income deferrals above 401(k) plan limits, but none of the NEOs have balances in the Deferred Compensation Plan. No contributions were made to the Deferred Compensation Plan by or on behalf of the NEOs in fiscal 2019. The Deferred Compensation Plan was frozen on December 31, 2019 due to the pending Merger as described in Note 1 to the audited consolidated financial statements in Part II of this report.
Perquisites and Other Benefits
At our discretion, we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as usage of a Company car (or a car allowance) and usage of the Company plane, which we believe are typical benefits for executives of comparable companies with which we compete for talent and represent a relatively small portion of their overall compensation. Furthermore, we pay for life insurance benefits in an amount equal to the NEOs' base salary plus bonus potential. The NEOs may designate a beneficiary of their choosing under the life insurance.
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
The severance benefits provided under the NEO employment agreements are generally more favorable than the benefits payable under our general severance policy. For example, the NEO employment agreements provide for a severance benefit payable upon a termination by us without cause or by the NEO for "good reason". Details on NEO severance arrangements can be found below under "Summary of NEO Employment Agreements."
Stock Ownership Guidelines
Effective January 1, 2018, we implemented stock ownership guidelines for our CEO and Executive Vice Presidents. Under this policy, we require our most senior executives to accumulate a meaningful ownership of Advanced Disposal Services stock to encourage a long-term perspective in managing the Company. Each executive is required to own shares with a market value equal to a specified multiple of their current base salary that varies by level:
CEO: 4x base salary

Executive Vice Presidents: 2x base salary
Shares that count towards achievement of stock ownership guidelines include: shares owned outright, restricted stock, RSUs, shares held in the 401(k) plan, shares held in retirement accounts, and shares in deferred compensation plans. Outstanding stock options (vested and unvested) and shares subject to performance conditions do not count toward these guidelines.
Each participant will have five years from the later of the effective date or the date that a new entrant first becomes subject to the policy to acquire the required ownership. Ownership guidelines are expected to be achieved through shares granted by the Company.
Policies on Hedging and Pledging Securities
We have policies that prohibit directors and all employees, including NEOs, from engaging in any transaction designed to hedge or offset any decrease in the market value of the Company’s securities. Executive officers are prohibited from pledging any securities acquired from the Company in connection with, or after, the Company’s initial public offering. All employees, including NEOs and directors, are prohibited from purchasing the Company’s securities on margin, borrowing against any account in which the Company’s securities are held, or pledging the Company’s securities as collateral for a loan, in each case, without first obtaining pre-clearance.
Clawback Policy
Effective October 2018, we implemented a clawback policy for all officers of the Company in an effort to create and maintain a culture that emphasizes integrity and accountability while also reinforcing the Company’s pay-for-performance philosophy.
Under this policy, the Company has the ability to recoup cash incentive compensation and equity awards from officers in the event of gross negligence or any willful act or omission by a covered individual, including fraud or misconduct, resulting in a material inaccuracy in the Company’s financial statements that requires the Company’s financial statements to be restated for any period within the three most recent fiscal years.
Compensation Risk Assessment
Our Compensation Committee, with assistance from CAP, reviewed our incentive compensation program to assess whether the program encourages risks that are reasonably likely to have a material adverse impact on the Company. The Committee's review included an assessment of our sales incentive compensation plans in addition to the compensation program for our NEOs. Several factors that mitigate compensation risk were identified, including awards caps, multiple performance metrics, multi-year vesting/performance periods and stock ownership guidelines. Further, final decisions regarding our executive compensation policies and practices, as well as individual NEO compensation outcomes, are made by the Compensation Committee. Based on these findings, the Compensation Committee has determined that our incentive compensation program does not create risks that are reasonably likely to have a material adverse effect on us.
Employment Agreements
We have entered into employment agreements with our named executive officers. Details on NEO severance arrangements can be found below under “Summary of NEO Employment Agreements.
Section 162(m) of the Code

IRC Section 162(m) ("Section 162(m)") applies to corporations with any class of common equity securities required to be registered under Section 12 of the Exchange Act. It establishes a $1 million limit on the amount that a publicly held corporation may deduct for compensation paid to "covered employees"). Pursuant to the Tax Cuts and Jobs Act, the definition of "covered employees" under Section 162(m) was amended to include a company’s chief financial officer. As such, "covered employees" now includes the chief executive officer, chief financial officer and the next three most highly paid named executive officers in a taxable year. Once an officer is a "covered employee," his or her compensation from the Company at any time will remain subject to Section 162(m). Further, the Tax Cuts and Jobs Act repealed the exclusion for "qualified performance-based compensation" under Section 162(m), except for compensation payable pursuant to a binding arrangement in place before November 2, 2017. Accordingly, except with respect to grandfathered arrangements, if any, the Company’s tax deduction with regard to the compensation of "covered employees" is limited to $1 million per taxable year.

Because we are a recently public company, the deductibility limitation of Section 162(m) generally will not apply to compensation that we pay pursuant to plans or arrangements that existed at the time of our IPO and that is paid by the end of a reliance period which, subject to certain conditions, may continue until our 2020 annual meeting.

Entry into the Merger Agreement
In connection with the anticipated consummation of the Merger, the Company and Waste Management have agreed in the Merger Agreement to certain modifications to compensation payable to our employees, including our NEOs. The effect of the Merger Agreement on the compensation of our NEOs is described below under "Effect of the Merger Agreement on NEO Compensation."
Effect of the Merger Agreement on NEO Compensation
On June 28, 2019, the Company held a special meeting of its stockholders to vote on, among other things, adoption of the Merger Agreement, as described in the Company’s Definitive Merger Proxy and supplemented by additional materials filed with the SEC on June 21, 2019. Our stockholders adopted the Merger Agreement, which provides for certain modifications to the terms of the NEO compensation program, as described in the Definitive Merger Proxy and below.
Receipt of Merger Consideration
Our NEOs are stockholders in the Company. Upon the consummation of the Merger, each share of Advanced Disposal common stock issued and outstanding immediately prior to the effective time of the Merger and held by our NEOs (as with each share of Advanced Disposal common stock issued and outstanding immediately prior to the effective time of the Merger and held by any stockholder), other than shares of Advanced Disposal common stock (i) owned by Waste Management, Everglades or Advanced Disposal, including shares held in treasury by Advanced Disposal, (ii) held by stockholders who neither voted for the Merger nor consented thereto in writing and who demanded properly in writing appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law, and (iii) owned by any direct or indirect, wholly-owned subsidiary of Advanced Disposal or Waste Management, will be canceled and converted into the right to receive $33.15 in cash, without interest and less applicable withholding taxes. The number of shares of Advanced Disposal common stock held by each of our NEOs is set forth in "Director and Officer Stock Ownership" below.
Treatment of Advanced Disposal Stock Options
Our NEOs are granted Advanced Disposal stock options as part of their annual compensation. The Merger Agreement provides that, at the effective time of the Merger, each Advanced Disposal stock option that is outstanding immediately prior to the effective time of the Merger and that has an exercise price per share that is less than $33.15, whether or not vested, will become fully vested and will be canceled and thereafter entitle the holder to receive, promptly after the effective time of the Merger, a cash payment (without interest and subject to all applicable tax withholding requirements) equal to the product of (i) the excess of $33.15 over the per-share exercise price of such Advanced Disposal stock option and (ii) the number of shares issuable upon exercise of such Advanced Disposal stock option. Each Advanced Disposal stock option with an exercise price equal to or greater than $33.15 will be canceled as of the effective time of the Merger without payment of any consideration and will have no further force or effect.
Treatment of PSUs
Our NEOs are granted PSUs as part of their annual compensation. The Merger Agreement provides that, at the effective time of the Merger, each PSU that is outstanding immediately prior to the effective time of the Merger will become fully vested and will be canceled and will thereafter entitle the holder to receive, promptly after the effective time of the Merger, a cash payment (without interest and subject to all applicable tax withholding requirements) equal to the product of (i) the number of shares equal to the greater of (x) the target number of shares with respect to such PSU and (y) the number of shares that would be considered earned under the terms of such PSU based on Advanced Disposal’s most recent fiscal year-end results preceding the year in which the effective time of the Merger occurs multiplied by (ii) $33.15.

Treatment of RSUs
Our NEOs are granted Advanced Disposal RSUs as part of their annual compensation. The Merger Agreement provides that, at the effective time of the Merger, each RSU that is outstanding as of immediately prior to the effective time of the Merger will become fully vested as of the effective time of the Merger and will be canceled and converted into a right to receive, promptly after the effective time of the Merger, a cash payment (without interest and subject to all applicable tax withholding requirements) equal to the product of (i) $33.15 and (ii) the aggregate number of shares subject to such RSU.
Guaranteed Bonus Program
The Guaranteed Bonus Program implemented in connection with the Merger Agreement that affects the compensation of our NEOs is described below.
In order to retain our employees leading up to and following the closing of the Merger, we implemented the 2019/2020 Guaranteed Bonus Program in connection with the Merger Agreement. Under this program, eligible employees, including the NEOs, are guaranteed a cash bonus amount for each of 2019 and 2020 that is at least equal to their 2019 target annual bonus, meaning that they will receive their ordinary course bonus, if it is in excess of the bonus guarantee amount (which for 2019 it was not), but in any event will receive at least the bonus guarantee amount for both 2019 and 2020 if they meet the conditions as described below.
Under this program, Advanced Disposal may pay bonuses, including guaranteed bonuses, with respect to 2019 on or after December 1, 2019, or earlier if the closing of the Merger occurs in 2019. Advanced Disposal may pay bonuses, including guaranteed bonuses, with respect to 2020 on or after December 1, 2020 (except in certain circumstances Advanced Disposal may pay bonuses with respect to 2020 prior to the closing of the Merger). If the closing of the Merger occurs prior to the payment of 2019 bonuses, Waste Management will cause bonus-eligible employees, including the NEOs, who are employed by Advanced Disposal prior to the closing of the Merger to receive a bonus in an amount no less than the greater of the employee’s 2019 target annual bonus or as accrued by Advanced Disposal on the closing date of the Merger. 2019 bonuses will be paid prior to March 15, 2020. If the closing of the Merger occurs prior to the payment of 2020 bonuses, Waste Management will cause bonus-eligible employees, including the NEOs, who are employed by Advanced Disposal prior to the closing of the Merger to receive a bonus in an amount no less than the employee’s 2019 target annual bonus. 2020 bonuses will be paid on the earliest of (i) the date on which annual bonuses would be paid by Advanced Disposal in the ordinary course of business consistent with past practice, (ii) the one-year anniversary of the closing date of the Merger, and (iii) an involuntary separation from service of the employee, including an NEO, without cause or by the employee with “good reason,” as defined in the employee’s employment agreement. The amounts of the 2019 annual bonus payments to our NEOs is described above under "Fiscal Year 2019 MIP."
280G Mitigation Actions
The employment agreements of our NEOs provide a limitation in the event the executive officer would be subject to excise taxes due to Sections 4999 and 280G of the Code (the "280G Excise Tax"). Based on information available to date, certain executives may, absent any mitigating actions, be subject to the 280G Excise Tax.
Under the Merger Agreement, Advanced Disposal will be permitted to implement reasonable measures in consultation with Waste Management to mitigate the adverse tax consequences of the 280G Excise Tax for Advanced Disposal and "disqualified individuals" (as that term is defined in Section 280G of the Code). In addition, Advanced Disposal and Waste Management will in good faith consult with each other (and allow their respective outside accounting experts to consult with each other) and agree as promptly as practicable, and in any event prior to the effective time of the Merger on methodologies, calculations and assumptions to be used for valuing non-compete arrangements for "disqualified individuals" in connection with assessing and mitigating the adverse tax consequences of the 280G Excise Tax. Following the closing of the Merger, Waste Management and the surviving company and its subsidiaries and affiliates will implement those methodologies, calculations and assumptions. Notwithstanding this paragraph, the Compensation Committee of the Board of Directors of Advanced Disposal has not yet approved any specific actions to mitigate the possible impact of the 280G Excise Tax on Advanced Disposal and certain of the executives.
Effects on Compensation as Employees of the Company
As employees of Advanced Disposal, our NEOs, and the compensation of our NEOs, will be affected by the provisions of the Merger Agreement that affect our employees, and the compensation of our employees, generally. These provisions are described below.

For a period commencing on the closing date of the Merger and ending on the twelve-month anniversary of the closing date of the Merger, Waste Management will, or will cause the surviving company and its subsidiaries to provide, to each employee, including the NEOs, of Advanced Disposal and its subsidiaries who is not represented by a labor organization and who continues to be employed by Advanced Disposal or the surviving company or any subsidiary or affiliate thereof: (i) a base salary or wage rate that is no less than that provided to such employee by Advanced Disposal or its subsidiaries immediately prior to the effective time of the Merger; (ii) severance benefits that are no less favorable than those provided to such employee by Advanced Disposal or its subsidiaries immediately prior to the effective time of the Merger; and (iii) all other compensation and benefits that are no less favorable in the aggregate than those provided to such employee by Advanced Disposal or its subsidiaries immediately prior to the effective time of the Merger. In addition, as of the effective time of the Merger, Waste Management will honor in accordance with their terms, all contracts, policies, plans and commitments of Advanced Disposal and it subsidiaries as in effect immediately prior to the effective time of the Merger that are applicable to any of their current or former employees, including NEOs, and directors.
With respect to each benefit plan, program, practice, policy or arrangement maintained by Waste Management or its subsidiaries (including the surviving company) following the effective time of the Merger and in which any employee of Advanced Disposal, including the NEOs, or its subsidiaries who continues to be employed by Advanced Disposal or the surviving company or any subsidiary or affiliate thereof participates (the "Purchaser Plans"), for purposes of determining eligibility to participate, vesting accrual of and entitlement to benefits (but not for benefit accruals under defined benefit pension plans or participation in frozen (whether as to new participants or benefit accruals) post-employment or retiree welfare benefits), service with Advanced Disposal and its subsidiaries will be treated as service with Waste Management and its subsidiaries, except to the extent such credit will result in the duplication of benefits.
With respect to the Purchaser Plans, Waste Management and the surviving company and its subsidiaries and affiliates will waive, or cause the insurance carrier to waive, all eligibility waiting periods and pre-existing condition limitations to the extent waived, met or not included under a corresponding Advanced Disposal plan, credit each employee, including the NEOs, and any covered dependent for any co-payments and deductibles, and use commercially reasonable efforts to credit out-of-pocket expenses paid by each employee or any covered dependent under Advanced Disposal plans during the relevant plan year, up to and including the effective time of the Merger.
At the request of Waste Management, Advanced Disposal will terminate its 401(k) retirement plan prior to the effective time of the Merger. If the Advanced Disposal 401(k) retirement plan is terminated pursuant to Waste Management’s request, continuing employees, including the NEOs, will be eligible to participate in a Purchaser Plan that is a 401(k) retirement plan as soon as practicable following the effective time of the Merger.
Advanced Disposal froze its Deferred Compensation Plan on December 31, 2019.
Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, included in this Form 10-K, with management. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Form 10-K.

The Compensation Committee
of the Board of Directors
Tanuja Dehne, Chair
Renae Conley
Michael Hoffman

Summary Compensation Table
The following table provides summary information concerning the compensation paid to our CEO and each of our other NEOs for the 2019, 2018 and 2017 fiscal years, to the extent they were an NEO for such year.

	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($) (4)	Total ($)
Richard Burke	2019	900,000	1,912,500	637,500	1,080,000	94,143	4,624,143
Chief Executive Officer	2018	775,000	1,500,000	500,000	709,125	66,914	3,551,039
	2017	618,000	1,500,000	1,192,752	459,180	41,290	3,811,222
Steven Carn	2019	462,000	600,000	200,000	462,000	25,648	1,749,648
Executive Vice President, Chief Financial Officer	2018	440,000	1,581,227	193,746	350,500	21,662	2,587,135
	2017	412,000	581,988	193,996	255,100	21,910	1,464,994
John Spegal	2019	450,000	581,250	193,750	450,000	24,740	1,699,740
Executive Vice President, Chief Operating Officer	2018	440,000	581,235	193,746	335,500	31,975	1,582,456
	2017	412,000	506,968	169,000	255,100	22,385	1,365,453
Michael Slattery	2019	385,000	450,000	150,000	308,000	19,919	1,312,919
Executive Vice President, General Counsel	2018	365,000	393,717	131,250	237,650	31,150	1,158,767
	2017	330,000	379,500	126,495	163,462	20,105	1,019,562
Melissa Westerman (5)	2019	240,000	150,000	50,000	144,000	18,082	602,082
Vice President, Chief Accounting Officer	2018	120,750	—	—	65,243	6,575	192,568

(1)
Represents RSUs and PSUs granted under the 2016 Plan. Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal year 2019, see the discussion contained in Note 15 to our audited consolidated financial statements for the period ended December 31, 2019 included in Part II.

For purposes of calculating the grant date fair value of PSUs, we have assumed that the Company will achieve target performance levels. The table below shows (a) the aggregate grant date fair value of PSUs assuming target level of performance is achieved (this is the amount included in the Stock Awards column in the Summary Compensation Table) and (b) the aggregate grant date fair value of PSUs assuming the Company will reach the highest level of achievement for this performance measure and maximum payouts will be earned.

	Year	Aggregate Grant Date Fair Value of PSUs, Assuming Target Level of Performance Achieved ($)	Aggregate Grant Date Fair Value of PSUs Assuming Highest Level of Performance Achieved ($)
Richard Burke	2019	1,275,000	2,231,250
	2018	1,000,000	1,750,000
	2017	1,000,000	1,750,000
Steven Carn	2019	400,000	700,000
	2018	387,490	678,107
	2017	387,992	678,986
John Spegal	2019	387,500	678,125
	2018	387,490	678,107
	2017	337,986	591,476
Michael Slattery	2019	300,000	525,000
	2018	262,485	459,349
	2017	253,000	442,750
Melissa Westerman	2019	100,000	175,000

(2)
Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2019, see the discussion contained in Note 15 to our audited consolidated financial statements for the period ended December 31, 2019 included in Part II.

(3)
Amounts represent awards paid under our MIP in respect of the year earned. See "Compensation Discussion and Analysis—Elements of the Company's Executive Compensation Program—Cash Bonus Opportunities—Fiscal Year 2019 MIP" and "Compensation Discussion and Analysis-Effect of the Merger Agreement on NEO Compensation-Guaranteed Bonus Program" above for a description of our MIP.

(4)
The supplemental table below sets forth the details of amounts reported as "All Other Compensation" for fiscal year 2019. For fiscal year 2019, the All Other Compensation column includes amounts related to executive perquisites provided by us, which includes company car, plane usage, 401(k) contributions and life insurance premiums as detailed in the chart below.

	Auto ($) (a)	Plane ($) (b)	401(k) Matching Contributions ($)	Other ($) (c)	Total All Other Compensation ($)
Richard Burke	10,820	69,733	9,500	4,090	94,143
Steven Carn	10,800	—	9,370	5,478	25,648
John Spegal	12,000	—	9,500	3,240	24,740
Michael Slattery	10,800	—	5,879	3,240	19,919
Melissa Westerman	9,600	—	6,746	1,736	18,082
______________________________

(a) Each NEO is entitled to the usage of an automobile of their choosing through either an auto allowance or company car up to a maximum amount per month.

(b) Personal use of corporate aircraft is valued based on the aggregate incremental cost to us on a fiscal-year basis. The incremental cost to us of personal use of corporate aircraft is calculated based on our variable operating cost, which includes the cost of fuel, aircraft maintenance, crew travel, on-board catering, landing fees, ramp fees and other smaller variable costs. Because our corporate aircraft is used primarily for business travel, fixed costs that do not change based on usage, such as pilots' salaries and purchase and lease costs, are excluded from this calculation.

(c) Other amounts, excluding those detailed above for the respective individuals, generally include payments on life and long-term disability insurance.

(5) Ms. Westerman joined the Company in fiscal year 2018.

Grants of Plan-Based Awards in Fiscal Year 2019
The following tables provide supplemental information relating to grants of plan-based awards made during fiscal year 2019 to help explain information provided above in our Summary Compensation Table. These tables present information regarding all grants of plan-based awards occurring during fiscal year 2019.

			Estimated Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Equity Awards: Number of Securities Underlying Awards (#) (1)	Exercise Price of Stock Options ($/Sh)	Grant Date Fair Value of Awards (2)

	Type of Award	Grant Date
Name			Threshold	Target	Maximum	Threshold	Target	Maximum
Richard Burke	Cash Bonus	—	$324,000	$1,080,000	$2,160,000	—	—	—	—	—	—
	RSUs	2/25/2019	—	—	—	—	—	—	23,885	—	$637,500
	PSUs	2/25/2019	—	—	—	11,943	47,771	83,599	—	—	$1,275,000
	Stock Options	2/25/2019	—	—	—	—	—	—	88,174	$26.69	$637,500
Steven Carn	Cash Bonus	—	$138,600	$462,000	$924,000	—	—	—	—	—	—
	RSUs	2/25/2019	—	—	—	—	—	—	7,493	—	$200,000
	PSUs	2/25/2019	—	—	—	3,747	14,987	26,227	—	—	$400,000
	Stock Options	2/25/2019	—	—	—	—	—	—	27,663	$26.69	$200,000
John Spegal	Cash Bonus	—	$135,000	$450,000	$900,000	—	—	—	—	—	—
	RSUs	2/25/2019	—	—	—	—	—	—	7,259	—	$193,750
	PSUs	2/25/2019	—	—	—	3,630	14,519	25,408	—	—	$387,500
	Stock Options	2/25/2019	—	—	—	—	—	—	26,798	$26.69	$193,750
Michael Slattery	Cash Bonus	—	$92,400	$308,000	$616,000	—	—	—	—	—	—
	RSUs	2/25/2019	—	—	—	—	—	—	5,620	—	$150,000
	PSUs	2/25/2019	—	—	—	2,810	11,240	19,670	—	—	$300,000
	Stock Options	2/25/2019	—	—	—	—	—	—	20,747	$26.69	$150,000
Melissa Westerman	Cash Bonus	—	$43,200	$144,000	$288,000	—	—	—	—	—	—
	RSUs	2/25/2019	—	—	—	—	—	—	1,873	—	$50,000
	PSUs	2/25/2019	—	—	—	937	3,747	6,557	—	—	$100,000
	Stock Options	2/25/2019	—	—	—	—	—	—	6,916	$26.69	$50,000

(1)
Represents stock options and RSUs granted under the 2016 Plan. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal year 2019, see the discussion contained in Note 15 to our audited consolidated financial statements for the period ended December 31, 2019 included in Part II.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Summary of NEO Employment Agreements
We have entered into employment agreements with our named executive officers as follows:

•
Richard Burke. We entered into an employment agreement with Mr. Burke on November 20, 2012, under which he serves as our CEO and is entitled to be nominated for a seat on our Board of Directors, which was amended on July 18, 2014 and June 24, 2016 to reflect developments in his role and our compensation programs. On November 7, 2018, we amended the terms of his employment in a restated agreement.

•
Steven Carn. We entered into an employment agreement with Mr. Carn on November 20, 2012, under which he serves as our Chief Financial Officer. On November 14, 2018, we amended the terms of his employment in a restated agreement.

•
John Spegal. We entered into an employment agreement with Mr. Spegal on May 1, 2014, under which he serves as our Chief Operating Officer. On November 13, 2018, we amended the terms of his employment in a restated agreement.

•
Michael Slattery. We entered into an employment agreement with Mr. Slattery on May 29, 2015, under which he serves as our Executive Vice President, General Counsel and Secretary. On November 7, 2018, we amended the terms of his employment in a restated agreement.

•	Melissa Westerman. We entered into an employment agreement with Ms. Westerman on November 9, 2018, under which she serves as our Vice President, Chief Accounting Officer and Assistant Treasurer.

Material Terms of NEO Employment Agreements

Each employment agreement (initially and as restated) has an initial three-year term that will automatically be extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least 60 days prior to the end of the applicable term.

The employment agreements include provisions on salary, bonuses, equity, benefits, severance and restrictive covenants, which are summarized below as in place at the end of 2019.

•
Base Salary. $900,000 for Mr. Burke, $462,000 for Mr. Carn, $450,000 for Mr. Spegal, $385,000 for Mr. Slattery and $240,000 for Ms. Westerman, each of which reflect increases in 2019 and, in the cases of Messrs. Burke, Carn and Spegal, are subject to annual increases not less than 100% of CPI.

•
Annual Bonus. Participation in the Company’s performance based bonus program with a target annual cash bonus amount up to a certain percentage of annual base salary (120% for Mr. Burke, 100% for each of Messrs. Carn and Spegal, 80% for Mr. Slattery, and 60% for Ms. Westerman). The employment agreements provide that any compensation awarded under our equity plan is subject to any recoupment policy adopted by the Company from time to time.

•
Equity. Participation in our current equity compensation plan, as amended from time to time. The employment agreements of Messrs. Burke, Carn, Spegal and Slattery, and Ms. Westerman, provide that any compensation awarded under our equity plan is subject to any recoupment policy adopted by the Company from time to time.

•
Benefits. Benefits include: (1) participation in the group medical, dental, health and pension, deferred compensation or profit-sharing plans which we make available to senior level employees; (2) six weeks of vacation for Messrs. Burke, Carn and Spegal and four weeks of vacation for Mr. Slattery and Ms. Westerman; (3) a Company automobile or allowance for an automobile; and (4) reimbursement for reasonable business expenses. Mr. Spegal is also entitled to receive a Company cell phone and a benefit of $50,000 net of taxes, for relocation services.

In addition, short-term disability benefits and long-term disability benefits under our long-term disability plan in an amount at least equal to 40% of annual base salary then in effect, up to a maximum of $11,000 per month, as well as supplemental benefits equal to 66 2/3% of annual base salary then in effect, up to a maximum of $15,000.
Life insurance benefits for up to two times the executive’s base salary, up to a maximum of $500,000, as well as a supplemental term life insurance policy in an amount equal to $1,000,000.

•
Severance. As provided in the 2018 amendments and in Ms. Westerman’s employment agreement, severance benefits are payable to the named executive officers in connection with a termination without “cause” or resignation for “good reason” or termination in connection with or within two years following a change of control.  “Good reason” is defined as (1) breach of the executive’s employment agreement by the Company, (2) a relocation of the principal place of business to a location that represents a material change (50 miles) in geographic location, or (3) a material diminution in authority, duties, responsibilities, reporting position or compensation.

Severance will be payable in an amount equal to:  (1) two times annual base salary then in effect, payable in 24 equal monthly installments; (2) a pro-rata portion of bonus for the year in which termination occurs as earned through the termination date; (3) two times bonus (calculated pursuant to the employment agreements), payable in 24 equal monthly installments; and (4) 24 months of the executive officer’s monthly cost of COBRA coverage.  On November 7, 2018, Mr. Burke’s employment agreement was amended to provide that, with respect to a termination in connection with or within two years following a change in control, severance will be payable in an amount equal to:  (1) three times annual base salary then in effect, payable in 36 equal monthly installments; (2) a pro-rata portion of his bonus for the year in which termination occurs as earned through his termination date; (3) three times his bonus (calculated pursuant to his employment agreement), payable in 36 equal monthly installments; and (4) 36 months of his monthly cost of COBRA coverage.  Mr. Burke is also entitled to an additional amount of $36,000, payable in 24 equal monthly installments. Mr. Spegal is entitled to an additional amount of $50,000 for relocation services, payable in a lump sum.

The named executive officers are also entitled to certain severance benefits upon a termination due to death or incapacitation.

•
Restrictive Covenants. The employment agreements include certain non-competition, non-solicitation and employee non-interference covenants during employment and for two years following termination of employment for any reason, as well as perpetual confidentiality covenants.  All severance benefits are subject to the execution and non-revocation of a general release.

Long-Term Incentive Plans
In connection with the Company’s IPO in 2016, our Board adopted the 2016 Plan on January 29, 2016. The 2016 Plan became effective on the 2016 Plan Effective Date. The Plan will terminate on the tenth anniversary of the 2016 Plan Effective Date, unless sooner terminated by our Board. The 2016 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, RSUs, performance stock awards, PSUs, cash performance units and other forms of equity-based awards, including awards based on the value of dividends paid by us. The Compensation Committee sets the vesting criteria applicable to each award, which will determine the extent to which the award becomes exercisable.
We no longer make grants under our 2012 Plan, but certain of our named executive officers have equity awards outstanding that were granted under our 2012 Plan.

Outstanding Equity Awards at December 31, 2019
The following table sets forth information concerning outstanding stock awards held by each of our NEOs as of December 31, 2019.

			Option Awards						Stock Awards
Name	Award Type	Grant Date	Exercisable		Unexercisable		Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have not Vested ($)
Richard Burke	Stock Options	2/25/2019	—		88,174	(3)	26.69	2/25/2029	—		—	—	—
	RSUs	2/25/2019	—		—		—	—	23,885	(3)	785,100	—	—
	PSUs	2/25/2019	—		—		—	—	13,471	(6)	442,792	7,962	261,711
	Stock Options	2/26/2018	—		86,956	(3)	22.16	2/26/2028	—		—	—	—
	RSUs	2/26/2018	—		—		—	—	22,563	(3)	741,646	—	—
	PSUs	2/26/2018	—		—		—	—	25,162	(6)	827,075	3,761	123,624
	Stock Options	3/15/2017			118,217	(3)	23.30	3/15/2027	—		—	—	—
	Stock Options	2/27/2017	—		96,153	(3)	22.00	2/27/2027	—		—	—	—
	RSUs	2/27/2017	—		—		—	—	22,727	(3)	747,036	—	—
	PSUs	2/27/2017	—		—		—	—	35,209	(6)	1,157,320	—	—
	Stock Options	10/5/2016	169,205	(3)	—		18.00	10/5/2026	—		—	—	—
	Stock Options	6/24/2016	45,980	(4)	—		24.28	6/24/2026	—		—	—	—
	Stock Options	4/25/2013	978	(1)	—		17.70	4/25/2023	—		—	—	—
	Stock Options	11/20/2012	429,203	(2)	—		17.70	11/20/2022	—		—	—	—
Steven Carn	Stock Options	2/25/2019	—		27,663	(3)	26.69	2/25/2029	—		—	—	—
	RSUs	2/25/2019	—		—		—	—	7,493	(3)	246,295	—	—
	PSUs	2/25/2019	—		—		—	—	4,226	(6)	138,909	2,498	82,109
	Stock Options	2/26/2018	—		33,695	(3)	22.16	2/26/2028	—		—	—	—
	RSUs	2/26/2018	—		—		—	—	53,869	(3)	1,770,674	—	—
	PSUs	2/26/2018	—		—		—	—	9,750	(6)	320,483	1,457	47,892
	Stock Options	2/27/2017	—		37,307	(3)	22.00	2/27/2027	—		—	—	—
	RSUs	2/27/2017	—		—		—	—	8,818	(3)	289,848	—	—
	PSUs	2/27/2017	—		—		—	—	13,661	(6)	449,037	—	—
	Stock Options	10/5/2016	84,604	(3)	—		18.00	10/5/2026	—		—	—	—
	Stock Options	6/24/2016	13,927	(4)	—		24.28	6/24/2026	—		—	—	—
	Stock Options	4/25/2013	1,610	(1)	—		17.70	4/25/2023	—		—	—	—
	Stock Options	4/26/2012	61,096	(1)	—		13.00	4/26/2022	—		—	—	—
John Spegal	Stock Options	2/25/2019	—		26,798	(3)	26.69	2/25/2029	—		—	—	—
	RSUs	2/25/2019	—		—		—	—	7,259	(3)	238,603	—	—
	PSUs	2/25/2019	—		—		—	—	4,094	(6)	134,570	2,420	79,545
	Stock Options	2/26/2018	—		33,695	(3)	22.16	2/26/2028	—		—	—	—
	RSUs	2/26/2018	—		—		—	—	8,743	(3)	287,382	—	—
	PSUs	2/26/2018	—		—		—	—	9,750	(6)	320,483	1,457	47,892
	Stock Options	2/27/2017	—		32,500	(3)	22.00	2/27/2027	—		—	—	—
	RSUs	2/27/2017	—		—		—	—	7,681	(3)	252,474	—	—
	PSU's	2/27/2017	—		—		—	—	11,900	(6)	391,153	—	—
	Stock Options	10/5/2016	152,285	(3)	—		18.00	10/5/2026	—		—	—	—
	Stock Options	6/24/2016	15,644	(4)	—		24.28	6/24/2026	—		—	—	—
	Stock Options	3/4/2015	9,069	(1)	—		18.80	3/4/2025	—		—	—	—
	Stock Options	5/14/2014	3,036	(1)	—		19.10	5/14/2024	—		—	—	—
	Stock Options	5/14/2014	24,659	(1)	—		19.10	5/14/2024	—		—	—	—
	Stock Options	4/25/2013	12,353	(1)	—		17.70	4/25/2023	—		—	—	—

			Option Awards						Stock Awards
Name	Award Type	Grant Date	Exercisable		Unexercisable		Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have not Vested ($)
Michael Slattery	Stock Options	2/25/2019	—		20,747	(3)	26.69	2/25/2029	—		—	—	—
	RSUs	2/25/2019	—		—		—	—	5,620	(3)	184,729	—	—
	PSUs	2/25/2019	—		—		—	—	3,170	(6)	104,198	1,873	61,566
	Stock Options	2/26/2018	—		22,826	(3)	22.16	2/26/2028	—		—	—	—
	RSUs	2/26/2018	—		—		—	—	5,922	(3)	194,656	—	—
	PSUs	2/26/2018	—		—		—	—	6,605	(6)	217,106	987	32,443
	Stock Options	2/27/2017	—		24,326	(3)	22.00	2/27/2027	—		—	—	—
	RSUs	2/27/2017	—		—		—	—	5,750	(3)	189,003	—	—
	PSUs	2/27/2017	—		—		—	—	8,908	(6)	292,806	—	—
	Stock Options	10/5/2016	126,904	(3)			18.00	10/5/2026	—		—	—	—
	Stock Options	6/24/2016	12,163	(4)			24.28	6/24/2026	—		—	—	—
	Stock Options	3/4/2015	5,184	(1)			18.80	3/4/2025	—		—	—	—
	Stock Options	3/4/2015	37,013	(1)			18.80	3/4/2025	—		—	—	—
Melissa Westerman	Stock Options	2/25/2019	—		6,916	(3)	26.69	2/25/2029	—		—	—	—
	RSUs	2/25/2019	—		—		—	—	1,873	(3)	61,566	—	—
	PSU's	2/25/2019	—		—		—	—	1,057	(6)	34,744	625	20,544

(1)
These time-vested options vested 20% on date of grant and 20% ratably thereafter on each annual anniversary of the date of grant, except for the 4/25/2013 grants to Mr. Burke and Mr. Carn, which were scheduled to vest on that schedule but vested in full as of the closing of the IPO.

(2)	These stock options vested 100% with Mr. Burke's selection as CEO.

(3)	These stock options and RSUs vest or vested 100% three years from the date of grant.

(4)	These stock options vested 33% ratably on each annual anniversary of the date of grant.

(5)	The values of the RSUs and PSUs are based on $32.87 per share, which was the closing price of our common stock on December 31, 2019, the last trading day of our fiscal year.

(6)
Amounts shown in the "Number of Shares or Units of Stock that Have Not Vested" column reflect shares earned subject to a continued services vesting requirement and unearned PSUs at the threshold level are shown in the "Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested" column. One third of the PSUs are measured in each of the three fiscal years ending subsequent to the grant date and all earned PSUs vest in full on the third anniversary of the grant date.

Option Exercises and Stock Vested in Fiscal 2019

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Richard Burke	—	—	137,138	4,458,287
Steven Carn	—	—	63,450	2,064,910
John Spegal	—	—	58,876	1,915,253
Michael Slattery	126,904	1,887,062	48,561	1,579,910

Potential Payments Upon Termination or Change in Control
The following table quantifies the potential contractual and/or plan termination and change-in-control payment amounts assuming hypothetical triggering events had occurred as of December 31, 2019. The value per share of our stock as of the fiscal year-end used in calculating the value of outstanding stock was $32.87. Our incentive plans also provide for payments to NEOs in the event of termination under certain circumstances not related to change-in-control, such as death, disability, retirement, and job elimination. No benefits are paid to the NEOs in the event of voluntary termination or termination for cause.

Name	Item of Compensation	Termination Upon Death/Disability ($)	Termination Upon Retirement ($)	Termination Not for Cause or Good Reason ($)	Termination Upon Change in Control ($) (3)
Richard Burke	Bonus	1,080,000	—	1,080,000	1,080,000
	Additional Severance (1)	36,000	—	36,000	36,000
	Unvested Stock Awards (2)	7,031,222	7,031,222	7,031,222	9,151,622
	Severance	3,960,000	—	3,960,000	5,940,000
	Total Payments	12,107,222	7,031,222	12,107,222	16,207,622
Steven Carn	Bonus	462,000	—	462,000	462,000
	Unvested Stock Awards (2)	3,803,004	3,803,004	3,803,004	4,541,646
	Severance	1,848,000	—	1,848,000	1,848,000
	Total Payments	6,113,004	3,803,004	6,113,004	6,851,646
John Spegal	Bonus	450,000	—	450,000	450,000
	Unvested Stock Awards (2)	2,181,185	2,181,185	2,181,185	2,891,941
	Severance	1,850,000	—	1,850,000	1,850,000
	Total Payments	4,481,185	2,181,185	4,481,185	5,191,941
Michael Slattery	Bonus	308,000	—	308,000	308,000
	Unvested Stock Awards (2)	1,590,223	1,590,223	1,590,223	2,112,942
	Severance	1,386,000	—	1,386,000	1,386,000
	Total Payments	3,284,223	1,590,223	3,284,223	3,806,942
Melissa Westerman	Bonus	144,000	—	144,000	144,000
	Unvested Stock Awards (2)	146,301	146,301	146,301	234,733
	Severance	768,000	—	768,000	768,000
	Total Payments	1,058,301	146,301	1,058,301	1,146,733
______________________________

(1)	Paid in 24 equal monthly installments.

(2)	Awards would also vest upon a change in control if the successor Company does not assume or provide a substitute for the awards.

(3)	Amounts are applicable to the contemplated change in control that will occur upon the effective time of the Merger.
All NEOs are subject to non-competition covenants for two years following termination of employment, non-solicitation and non-interference with employees provisions for two years following termination of employment for any reason and indefinite confidentiality provisions.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

•	For 2019, the median annual total compensation of all employees of our company (other than the CEO) was $60,542 and the annual total compensation of our CEO was $4,624,143.

•	Based on this information, for 2019, the ratio of the annual total compensation of our CEO to the median annual total compensation of all employees was estimated to be 77 to 1.

How We Calculated the Ratio

•
Because there has been no significant change in our employee population or employee compensation arrangements since the median employee was identified for 2017, the median employee that was used for purposes of calculating CEO pay ratio for 2017 is the same employee that we identified for disclosure for 2019.

•
The “median annual total compensation of all employees” is the annual total compensation of a single employee who is at the midpoint of employees ranked in order of compensation amounts. When determining our midpoint, we considered compensation of 5,832 employees (other than the CEO) who were employed by the Company on September 30, 2017.

•
SEC regulations allow employers to identify the midpoint based on a “consistently applied compensation measure” (CACM). We used 2017 wages, bonuses, commissions, car allowances and cell phone allowances as our CACM to determine the midpoint of our employee population. We chose this CACM because these pay elements capture the various forms of cash compensation available to our employees.

•
We did not consider equity awards as part of the analysis because all employees eligible for equity awards are paid well above our midpoint, and therefore, including or excluding such compensation would not affect our midpoint.

•	We used the annual total compensation of the employee with annual total compensation at the median of our population to determine our CEO pay ratio.

•
In determining the “annual total compensation” for the median employee and the CEO, we followed the methodology required under SEC regulations for calculating the total compensation of our NEOs as reported in the Summary Compensation Table, and, as permitted under the SEC regulations, added the value of employer contributions to broad-based employee benefit plans not already included in the Summary Compensation Table.

Non-Employee Director Compensation
2019 Compensation
Our non-employee director nominated by CPPIB, Mr. Koen, did not receive compensation for his service as a director in fiscal year 2019.
Ms. Conley's, Ms. Dehne's, Mr. Hoffman's, Mr. Mrozek's and Mr. Preslar's compensation for fiscal year 2019 consisted of the cash retainers listed below and the restricted stock award listed below:

•	An annual cash retainer of $70,000 for service as a non-employee director;

•
An annual cash retainer of $20,000, $15,000 and $10,000 for service as the Chairperson of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee, respectively, if applicable; and

•
An annual restricted stock award under the 2016 Plan (as defined below) with a grant date fair market value of $100,000, which will be eligible to vest in full on the third anniversary of the date of grant.

Director Compensation Table

The table below shows the aggregate cash fees earned, and stock awards issued, to the non-employee directors in fiscal year 2019 in accordance with the descriptions set forth above:

Name	Fees Earned in Cash ($)	Stock Awards ($) (1)	Total ($)
E. Renae Conley	70,000	100,000	170,000
Tanuja Dehne	85,000	100,000	185,000
Michael Hoffman	80,000	100,000	180,000
Michael Koen	—	—	—
Ernest Mrozek	70,000	100,000	170,000
B. Clyde Preslar	90,000	100,000	190,000

(1) Represents the grant date fair value of stock awards granted in 2019, in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Ms. Conley, Ms. Dehne, Mr. Hoffman, Mr. Mrozek and Mr. Preslar each received 3,747 restricted stock awards with a grant date fair value per share of $26.69. See "Share Ownership Guidelines" below for information regarding the directors' unvested restricted stock holdings.
Treatment of Restricted Share Awards in the Merger
Our directors are holders of Advanced Disposal restricted share awards. As described in the section entitled "Effect of the Merger Agreement on NEO Compensation," the Merger Agreement provides that, at the effective time of the Merger, each restricted share award that is outstanding immediately prior to the effective time of the Merger will become fully vested and will be canceled and thereafter entitle the holder to receive, promptly after the effective time of the Merger, a cash payment (without interest and subject to all applicable tax withholding requirements) equal to the product of (i) the number of shares subject to such restricted share award and (ii) $33.15.
Share Ownership Guidelines
Our independent directors not nominated by CPPIB are required to retain the shares covered by their annual equity awards until they own shares of our common stock with a value of $250,000. If such a director's share ownership subsequently drops below $250,000 of our common stock, the director must retain shares covered by future director equity awards until his or her level of ownership again reaches $250,000 of our common stock. See "Director and Officer Stock Ownership" section below for unvested restricted stock awards held by each director with the exception of Ms. Dehne, Mr. Mrozek and Mr. Preslar. Ms. Dehne and Mr. Mrozek independently purchased 1,000 and 4,500 shares, respectively, and the remaining shares consist of unvested restricted stock awards. Mr. Preslar had 5,556 restricted shares vest on October 12, 2019 and the remaining shares consist of unvested restricted stock awards.

RECONCILIATION OF CERTAIN NON-GAAP MEASURES

EBITDA, adjusted EBITDA and adjusted EBITDA margin are not defined terms under U.S. generally accepted accounting principles (“non-GAAP measures”). Non-GAAP measures should not be considered in isolation or as a substitute for net income, income per diluted share or cash flow data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.
We define EBITDA as net (loss) income from continuing operations adjusted for interest, taxes, depreciation and amortization and accretion. We define adjusted EBITDA as EBITDA adjusted to exclude non-cash and non-recurring items as well as other adjustments permitted in calculating covenant compliance under the agreements governing our outstanding debt securities and credit facilities. We believe adjusted EBITDA is useful to investors in evaluating our performance compared to other companies in our industry because it eliminates the effect of financing, income taxes and the accounting effects of capital spending, as well as certain items that are not indicative of our performance on an ongoing basis. Management uses adjusted EBITDA to measure the performance of our core operations at the consolidated, segment and business unit levels and as a metric for a significant portion of our management incentive plans.
In fiscal 2016, we entered into interest rate caps as economic hedges of a rise in interest rates for fiscal 2017, fiscal 2018 and the nine months ended September 30, 2019. We believe that excluding realized and unrealized gains and losses from interest rate derivatives from our adjusted EBITDA provides useful additional information in evaluating ongoing financial performance of the business as these derivatives represent a risk management tool to reduce our exposure to rising interest rates and are viewed by management as a financing cost similar to interest expense. We also purchased additional interest rate caps in fiscal 2017 to hedge the risk of rising interest rates from October 1, 2019 to September 30, 2021. These interest rate caps qualify for hedge accounting and realized gains and losses will flow through interest expense, which is excluded from adjusted EBITDA.

ADJUSTED EBITDA

The following table calculates adjusted earnings before interest, taxes, depreciation, amortization and accretion adjusted for certain other costs (in millions except percentages):

	Year Ended December 31,
	2019	2018
Net (loss) income	$(6.6)	$9.4
Income tax (benefit) expense	(20.4)	4.6
Interest expense	100.9	95.9
Depreciation and amortization	278.8	270.5
Accretion on landfill retirement obligations	18.0	17.0
Accretion on loss contracts and other long-term liabilities	0.4	0.5
EBITDA	371.1	397.9
EBITDA adjustments:
Acquisition and development costs	1.1	0.8
Stock based compensation	10.0	11.2
Greentree expenses, net of insurance recoveries and landfill remediation expenses	9.6	23.9
Earnings in equity investee, net	(1.6)	—
Restructuring charges	0.6	0.1
Loss (gain) on disposal of assets and asset impairments	1.7	(2.5)
Unrealized loss (gain) on derivatives	5.8	(2.7)
Realized gain on derivatives	(5.0)	(3.6)
Capital market costs and loss on debt extinguishments and modifications	—	1.2
Fee case settlement and related expenses	9.9	—
Merger related expenses	9.6	—
Merger retention bonus	8.5	—
Write-off of acquisition related identification receivable	3.9	—
Withdrawal costs from a multi-employer pension fund	—	0.8
Adjusted EBITDA	$425.2	$427.1

Revenue	$1,623.0	$1,558.2
Adjusted EBITDA margin	26.2%	27.4%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Director and Officer Stock Ownership
The Security Ownership of Management table below shows the number of shares of Common Stock each director and each named executive officer ("NEO") beneficially owned as of February 7, 2020 as well as the number owned by all directors and executive officers as a group.

Named Executive Officers and Directors	Shares of Common Stock Owned (1)	Shares of Common Stock Covered by Exercisable Options (2)	Percent of Issued and Outstanding Shares
Non-Employee Directors
E. Renae Conley	12,366	—	*
Tanuja Dehne	13,366	—	*
Michael Hoffman	12,696	—	*
Michael Koen	—	—	—
Ernest Mrozek	12,760	—	*
B. Clyde Preslar	16,008	—	*
Executive Officers
Richard Burke	194,615	859,736	1%
Steven Carn	63,131	198,544	*
Michael Slattery	48,704	78,686	*
John Spegal	59,615	249,546	*
Melissa Westerman	—	—	—
Directors and executive officers as a group (11 persons)	433,261	1,386,512	2%

* Represents less than 1%.

(1)
The table reports beneficial ownership in accordance with Rule 13d-3 under the Exchange Act and includes the number of RSUs that will become vested within 60 days of February 7, 2020. Table includes PSUs that were certified prior to February 7, 2020 and are scheduled to vest within 60 days of February 7, 2020. Table does not include PSUs that were certified after February 7, 2020 and are scheduled to vest within 60 days of February 7, 2020.

(2)	Includes the number of options currently exercisable and options that will become exercisable within 60 days of February 7, 2020.

Security Ownership of Certain Beneficial Owners
The table below shows information for persons known to us to beneficially own more than 5% of our Common Stock based on their filings with the SEC.

	Shares Beneficially Owned
Name and Address	Number	Percent (1)
Canada Pension Plan Investment Board ("CPPIB") One Queen Street East, Suite 2500 Toronto, ON M5C 2W5 (2)	16,572,106	18.4%
The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355 (3)	6,626,754	7.4%
The Goldman Sachs Group, Inc. 200 West Street New York, NY 10282 (4)	6,385,738	7.1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055 (5)	5,165,166	5.7%
SMALLCAP World Fund, Inc. 6455 Irvine Center Drive Irvine, CA 92618 (6)	4,785,502	5.3%
Alpine Associates Management Inc. 574 Sylvan Avenue, Suite 100 Englewood Cliffs, NJ 07632 (7)	4,710,972	5.2%
Norges Bank Bankplassen 2 PO Box 1179 Sentrum NO 0107 Oslo Norway (8)	4,561,616	5.1%

(1)	Percentage is calculated using the number of shares of Common Stock outstanding as of February 7, 2020.

(2)
Pursuant to Schedule 13D/A filed on April 16, 2019, the amount reported consists of shares beneficially owned, as of March 25, 2019, by CPPIB. CPPIB is overseen by a board of directors. None of the directors of that board of directors has sole voting or dispositive power with respect to the shares of the common stock owned by CPPIB.

(3)
Pursuant to Schedule 13G/A filed on February 12, 2020, the amount reported consists of shares beneficially owned, as of December 31, 2019, by Vanguard with sole voting power of 150,237 shares, shared voting of 5,594 shares, sole dispositive power of 6,481,959 shares and shared dispositive power of 144,795 shares.

(4)	Pursuant to Schedule 13G filed on January 27, 2020, the amount reported consists of shares that Goldman Sachs Group, inc. may vote, under certain circumstances, as of December 31, 2019.

(5)
Pursuant to Schedule 13G/A filed on February 5, 2020, the amount reported consists of shares beneficially owned, as of December 31, 2019, by BlackRock with sole voting power of 5,039,552 shares and sole dispositive power of 5,165,166 shares.

(6)
Pursuant to Schedule 13G filed on February 14, 2019, the amount reported consists of shares that SMALLCAP may vote, under certain circumstances, as of December 31, 2018. SMALLCAP is an investment company registered under the Investment Company Act of 1940, which is advised by Capital Research and Management Company ("CRMC").

(7)	Pursuant to Schedule 13G filed on February 12, 2020, the amount reported consists of shares that Alpine Associates Management Inc. may vote, under certain circumstances, as of December 31, 2019.

(8)	Pursuant to Schedule 13G filed on January 13, 2020, the amount reported consists of shares that Norges Bank may vote, under certain circumstances, as of January 10, 2020.

Equity Compensation Plan Information
The following table presents information as of December 31, 2019 regarding equity compensation plans applicable to our employees. The only applicable equity compensation plans as of December 31, 2019 were the 2012 Plan and the 2016 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (1)	Weighted-average exercise price of outstanding options and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	4,485,066	$21.57	1,312,120

Total	4,485,066	$21.57	1,312,120

(1)
Includes: 4,016,447 shares of common stock underlying stock options, 189,947 shares of common stock underlying unvested RSUs and 278,672 shares of common stock that would be issued under outstanding PSUs if the target performance level is achieved.

(2)	Excludes RSUs and PSUs because those awards do not have exercise prices associated with them.

(3)	The remaining shares are available under the 2016 Plan; no shares are available under the 2012 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
The Board has adopted a written Related Party Transaction Policy for the review and approval or ratification of related party transactions. Our policy generally defines related party transactions as current or proposed transactions between the Company and any director, executive officer or beneficial owner of 10% or more of the voting securities of the Company.
Potential related party transactions must be brought to the attention of the Chief Executive Officer or Chief Financial Officer and must be approved in writing prior to entering into the transaction. Related party transactions with officers and management directors other than the Chief Executive Officer must be approved by the Chief Executive Officer. Written approval must be obtained from the Board for any related party transaction greater than $50,000 involving the Chief Executive Officer, a member of the Board who is not also an executive officer of the Company or a minority stockholder who is not a member of management. In addition, the Audit Committee Charter requires that the Audit Committee review and approve or ratify all transactions between the Company and any related person involving an amount in excess of $120,000 that would require public disclosure. We require that each executive officer, director and director nominee complete an annual questionnaire and report all transactions since the beginning of the last fiscal year that exceed $120,000 in which we were a participant and in which those persons (or their associates or immediate family members) (collectively, related parties) had or will have a direct or indirect material interest. Management reviews responses to the questionnaires and, if any such transactions are disclosed, the Audit Committee then makes recommendations to the Board with respect to the appropriateness of such transactions. Information included in directors' responses to the questionnaires is reviewed annually by the Board for the purpose of assessing independence under the Guidelines, applicable rules and regulations of the SEC and the NYSE Standards, and we review all responses to ensure that any such transactions adhere to the standards set forth above as well as our various codes of conduct.
The Company did not enter into any related party transactions during fiscal year 2019 that require disclosure.
Independence of Board Members
The NYSE listing standards generally require the majority of the members of the Board and all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee to be independent under NYSE standards. The Board has determined that each of the following six non-employee directors are independent in accordance with the NYSE listing standards:

•	E. Renae Conley

•	Tanuja Dehne

•	Michael Hoffman

•	Michael Koen

•	Ernest Mrozek

•	B. Clyde Preslar

Mr. Burke is an employee of the Company and, as such, is not considered an independent director.

We define an independent director in accordance with Section 303A.02 of the Listed Company Manual of the NYSE and the Board makes an affirmative determination at least annually as to the independence of each director. The NYSE independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. Because it is not possible to anticipate or explicitly provide for all potential conflicts of interest that may affect independence, the Board is also responsible for determining affirmatively, as to each independent director, that such director has no material relationships with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In making these determinations, the Board broadly considers all relevant facts and circumstances, including information provided by the directors and the Company with regard to each director's business and personal activities as they may relate to the Company and the Company's management. As the concern is independence from management, the Board does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.
The Board reviewed all commercial and non-profit affiliations of each independent non-employee director and the dollar amount of all transactions between the Company and each entity with which an independent non-employee director is affiliated to determine independence. The Board concluded there are no transactions between the Company and any entity with which an independent non-employee director is affiliated that (a) are prohibited by Section 303A.02 of the Listed Company Manual of the NYSE, (b) are material individually or in the aggregate, or (c) in which any of the Company's independent non-employee directors have or had a material direct or indirect interest. Accordingly, the Board has determined that each independent non-

employee director candidate meets the independence requirements of the NYSE and that there are no relationships that would affect independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fee Information
Fees for professional services provided by our independent registered public accounting firm in each of the last two fiscal years, in each of the following categories, were as follows:

	2019	2018
	(In millions)
Audit Fees	$1.8	$1.9
Audit-Related Fees	0.1	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1.9	$1.9
Audit fees includes fees for the annual audit, reviews of Quarterly Reports on Form 10-Q, work performed to support equity offerings and work performed to support debt transactions. Audit-related fees principally include financial due diligence services relating to certain potential acquisitions and services relating to new accounting standard adoption.
The Audit Committee has adopted procedures for the approval of Ernst & Young's services and related fees. At the beginning of each year, all audit and audit-related services, tax fees and other fees for the upcoming audit are provided to the Audit Committee for approval. The Audit Committee approves additional services, not previously approved, as necessary between Committee meetings. The Audit Committee is updated on the status of all services and related fees at every regular meeting. In fiscal 2019 and fiscal 2018, the Audit Committee pre-approved all services performed by Ernst & Young.
As set forth in the Audit Committee Report, the Audit Committee has considered whether the provision of audit-related services is compatible with maintaining auditor independence and has determined that it is.

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

4.1	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.2
Indenture, dated as of November 10, 2016, by and among Advanced Disposal Services, Inc., each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee

(Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2016)

4.3
First Supplemental Indenture dated December 31, 2017

(Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2018)

4.4
Second Supplemental Indenture dated as of March 7, 2019

(Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on April 30, 2019)

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

10.5*
Advanced Disposal Waste Holdings Corp. Amended and Restated Share Price Protection Agreement

(Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 12, 2013)

10.6*
Amendment No. 1 to 2012 Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on November 5, 2015)

10.7*
Amendment No. 2 to 2012 Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Company’s Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on November 5, 2015)

10.8*
Form of Senior Management Stock Option Award Agreement (for Substituted Option) under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 12, 2013)

10.9*
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

10.12*
Form of Senior Management Stock Option Award Agreement under the Advanced Disposal Waste Holdings Corp. 2012 Stock Incentive Plan

(Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-4, file number 333-191109, filed with the Securities and Exchange Commission on September 12, 2013)

10.13*
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

10.16*
Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8, file number 333-214072, filed with the Securities and Exchange Commission on October 12, 2016)

10.17*
Advanced Disposal Services, Inc. Short Term Incentive Compensation Plan

(Incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.18*
Form of Award Agreement for Non-Qualified Stock Options for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 4 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on February 1, 2016)

10.19*
Form of Award Agreement for Incentive Stock Options for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 4 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on February 1, 2016)

10.20*
Form of Award Agreement for Performance Share Units for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2017)

10.21*
Form of Award Agreement for Restricted Share Units for Executive Officers under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.22*
Form of Award Agreement for Restricted Shares for Directors under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

(Incorporated by reference to Exhibit 10.32 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1, file number 333-206508, filed with the Securities and Exchange Commission on January 20, 2016)

10.23*	Form of Award Agreement for Incentive Stock Options for employees under the Advanced Disposal Services, Inc. 2016 Omnibus Equity Plan

10.24
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

10.25
Registration Rights Agreement, dated as of October 12, 2016, by and among the Company, Star Atlantic Waste Holdings, L.P., and certain shareholders of the Company.

(Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, file number 333-37904, filed with the Securities and Exchange Commission on October 12, 2016)

10.26*
Executive Employment Agreement between the Company and Richard Burke, dated as of November 7, 2018

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.27*
Executive Employment Agreement between the Company and John Spegal, dated as of November 13, 2018

(Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.28*
Executive Employment Agreement between the Company and Steven Carn, dated as of November 14, 2018

(Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.29*
Executive Employment Agreement between the Company and Michael Slattery, dated as of November 7, 2018

(Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.30*
Executive Employment Agreement between the Company and Melissa Westerman, dated as of November 9, 2018

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, file number 001-37904, filed with the Securities and Exchange Commission on November 14, 2018)

10.31 *
Deferred Compensation Plan

(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10Q, file number 001-37904, filed with the Securities and Exchange Commission on April 30, 2019)

14.1
Code of Business Conduct

(Incorporated by reference to Exhibit 14.a of the Company’s Current Report on Form 8-K, file number 333-191109, filed with the Securities and Exchange Commission on December 2, 2015)

21.1	Subsidiaries of Advanced Disposal Services, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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
Date: February 24, 2020
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

Signature	Title	Date

/s/ Richard Burke	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020
Richard Burke

/s/ Steven R. Carn	Chief Financial Officer, Treasurer (Principal Financial Officer)	February 24, 2020
Steven R. Carn

/s/ Melissa Westerman	Chief Accounting Officer, Assistant Treasurer (Principal Accounting Officer)	February 24, 2020
Melissa Westerman

/s/ Michael Koen	Director	February 24, 2020
Michael Koen

/s/ Tanuja Dehne	Director	February 24, 2020
Tanuja Dehne

/s/ Ernest Mrozek	Director	February 24, 2020
Ernest Mrozek

/s/ Renae Conley	Director	February 24, 2020
Renae Conley

/s/ B. Clyde Preslar	Director	February 24, 2020
B. Clyde Preslar

/s/ Michael Hoffman	Director	February 24, 2020
Michael Hoffman