Form 10-Q
period 2020-03-31
Advanced Disposal Services, Inc.
filed 2020-05-07
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 17, 2020 was 90,182,699 shares.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, which could cause actual results to differ materially from the forward-looking statements contained in this report. Such risks, uncertainties and factors include those set forth in "Risk Factors" in our 2019 Annual Report on Form 10-K and in Part II Item 1A, of this quarterly report on Form 10-Q.

Examples of these risks, uncertainties and other factors include, but are not limited to:

•	Significant public health crises, epidemics or pandemics, including the novel strain of coronavirus (“COVID-19”), may adversely affect our business, results of operations and financial condition;

•	our ability to achieve future profitability will depend on us executing our strategy and controlling costs;

•	future results may be impacted by the expiration of net operating losses (NOLs);

•	our tax position may be affected by recent changes in U.S. tax law;

•	operating in a highly competitive industry and the inability to compete effectively with larger and better capitalized companies and governmental service providers;

•	our results are vulnerable to economic conditions;

•	we may lose contracts through competitive bidding, early termination or governmental action;

•	some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results;

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

•	risks associated with our substantial indebtedness and working capital deficit;

•	risks associated with our ability to implement our growth strategy as and when planned; and

•	the other risks described in the "Risk Factors" section of our 2019 Annual Report on Form 10-K and in Part II Item 1A, of this quarterly report on Form 10-Q.

In addition, actual results may vary materially from those expressed or implied by forward-looking statements based on a number of factors related to the pending acquisition of Advanced Disposal, including, without limitation (1) risks related to the consummation of the merger, including the risks that (a) the merger may not be consummated within the anticipated time period, or at all, (b) the parties may fail to secure the termination or expiration of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (c) other conditions to the consummation of the merger under the merger agreement may not be satisfied; (2) the effects that any termination of the merger agreement may have on Advanced Disposal or its business, including the risks that (a) Advanced Disposal’s stock price may decline significantly if the merger is not completed, (b) the merger agreement may be terminated in circumstances requiring Advanced Disposal to pay Waste Management a termination fee, or (c) the circumstances of the termination, including the possible imposition of a 12-

month tail period during which the termination fee could be payable upon certain subsequent transactions, may have a chilling effect on alternatives to the merger; (3) the effects that the announcement or pendency of the merger may have on Advanced Disposal and its business, including the risks that as a result (a) Advanced Disposal’s business, operating results or stock price may suffer, (b) Advanced Disposal’s current plans and operations may be disrupted, (c) Advanced Disposal’s ability to retain or recruit key employees may be adversely affected, (d) Advanced Disposal’s business relationships (including, customers and suppliers) may be adversely affected, or (e) Advanced Disposal’s management’s or employees’ attention may be diverted from other important matters; (4) the effect of limitations that the merger agreement places on Advanced Disposal’s ability to operate its business, return capital to stockholders or engage in alternative transactions; (5) the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against Advanced Disposal and others; (6) the risk that the merger and related transactions may involve unexpected costs, liabilities or delays; and (7) other economic, business, competitive, legal, regulatory, and/or tax factors.
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$31.0	$12.5
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $4.5, respectively	192.8	208.3
Prepaid expenses and other current assets	43.0	44.0
Total current assets	266.8	264.8
Other assets	52.3	53.3
Property and equipment, net of accumulated depreciation of $1,771.6 and $1,720.7, respectively	1,753.2	1,767.6
Goodwill	1,224.8	1,224.8
Other intangible assets, net of accumulated amortization of $325.8 and $318.1, respectively	225.2	233.0
Total assets	$3,522.3	$3,543.5
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$101.3	$120.7
Accrued expenses	123.9	124.5
Deferred revenue	67.7	71.3
Current maturities of landfill retirement obligations	16.6	28.0
Current maturities of long-term debt	87.4	76.1
Total current liabilities	396.9	420.6
Other long-term liabilities	81.1	82.7
Long-term debt, less current maturities	1,779.8	1,792.1
Accrued landfill retirement obligations, less current maturities	253.1	236.2
Deferred income taxes	87.4	88.5
Total liabilities	2,598.3	2,620.1
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 90,277,701 and 89,836,069 issued including shares held in treasury, respectively	0.9	0.9
Treasury stock at cost, 178,540 and 132,930 shares, respectively	(5.6)	(4.1)
Additional paid-in capital	1,535.7	1,527.7
Accumulated deficit	(604.4)	(598.1)
Accumulated other comprehensive loss	(2.6)	(3.0)
Total stockholders' equity	924.0	923.4
Total liabilities and stockholders' equity	$3,522.3	$3,543.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended March 31,
	2020	2019

Service revenues	$386.7	$384.0
Operating costs and expenses
Operating (exclusive of items shown separately below)	257.3	249.6
Selling, general and administrative	51.0	49.7
Depreciation and amortization	64.6	65.9
Acquisition and development costs	—	0.7
Loss on disposal of assets and asset impairments	0.1	0.2
Total operating costs and expenses	373.0	366.1
Operating income	13.7	17.9
Other (expense) income
Interest expense	(22.6)	(26.0)
Other income, net	0.6	0.7
Total other expense	(22.0)	(25.3)
Loss before income taxes	(8.3)	(7.4)
Income tax benefit	(2.0)	(1.4)
Net loss	$(6.3)	$(6.0)

Net loss attributable to common stockholders per share
Basic loss per share	$(0.07)	$(0.07)
Diluted loss per share	$(0.07)	$(0.07)
Basic average shares outstanding	90,059,917	88,721,612
Diluted average shares outstanding	90,059,917	88,721,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

(in millions)	Three Months Ended March 31,
	2020	2019

Net loss	$(6.3)	$(6.0)
Change in fair value of interest rate caps, net of tax for the three months ended March 31, 2020 and 2019 of ($0.1) and 0.8, respectively	0.4	(2.0)
Comprehensive loss	$(5.9)	$(8.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	88,685,920	$0.9	2,274	$—	$1,501.7	$(591.1)	$—	$911.5
Net loss	—	—	—	—	—	(6.0)	—	(6.0)
Stock-based compensation	18,735	—	—	—	4.1	—	—	4.1
Stock option exercises	90,807	—	—	—	1.9	—	—	1.9
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.8	—	—	—	—	—	—	(2.0)	$(2.0)
Impact of implementing new derivatives standard, net of tax of ($0.2)	—	—	—	—	—	(0.4)	0.4	$—
Balance at March 31, 2019	88,795,462	$0.9	2,274	$—	$1,507.7	$(597.5)	$(1.6)	$909.5

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	89,836,069	$0.9	132,930	$(4.1)	$1,527.7	$(598.1)	$(3.0)	$923.4
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation	—	—	—	—	1.6	—	—	1.6
Stock option exercises, restricted stock unit vesting and performance stock unit vesting	441,632	—	—	—	6.4	—	—	6.4
Stock repurchases (a)	—	—	45,610	(1.5)	—	—	—	(1.5)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax of ($0.1)	—	—	—	—	—	—	0.4	0.4
Balance at March 31, 2020	90,277,701	$0.9	178,540	$(5.6)	$1,535.7	$(604.4)	$(2.6)	$924.0

(a) Stock repurchases represent shares withheld by the Company to pay employee taxes associated with restricted stock unit vesting and performance stock unit vesting.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(6.3)	$(6.0)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	64.6	65.9
Change in fair value of derivative instruments	—	2.5
Amortization of debt issuance costs and original issue discount	1.5	1.3
Accretion on landfill retirement obligations	4.5	4.4
Other accretion and amortization	1.8	1.5
Provision for doubtful accounts	2.2	1.1
Loss on disposition of property and equipment	0.1	0.2
Stock based compensation	1.6	4.1
Deferred tax benefit	(1.3)	(1.6)
Earnings in equity investee	(0.5)	(0.8)
Changes in operating assets and liabilities, net of businesses acquired
Decrease in accounts receivable	13.4	5.9
Decrease (increase) in prepaid expenses and other current assets	1.1	(0.1)
Decrease in other assets	0.6	1.9
(Decrease) increase in accounts payable	(7.1)	2.9
Decrease in accrued expenses	(2.1)	(1.0)
Decrease in deferred revenue	(3.6)	(1.2)
Decrease in other long-term liabilities	(2.1)	(4.8)
Capping, closure and post-closure obligations	(3.7)	(3.7)
Net cash provided by operating activities	64.7	72.5
Cash flows from investing activities
Purchases of property and equipment and construction and development	(47.1)	(32.5)
Proceeds from sale of property and equipment and insurance recoveries	0.3	1.0
Acquisition of businesses, net of cash acquired	—	(26.1)
Net cash used in investing activities	(46.8)	(57.6)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	65.0	58.0
Repayment on debt instruments, including finance leases	(70.8)	(74.0)
Proceeds from stock option exercises net of stock repurchases	6.4	1.9
Net cash provided by (used in) financing activities	0.6	(14.1)
Net increase in cash and cash equivalents	18.5	0.8
Cash and cash equivalents, beginning of period	12.5	6.8
Cash and cash equivalents, end of period	$31.0	$7.6

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
Acquisitions
No acquisitions were completed during the three months ended March 31, 2020. Two acquisitions were completed during the three months ended March 31, 2019 for aggregate consideration consisting of a cash purchase price of $24.9. Additionally, the Company made a $2.2 deferred purchase price payment during the three months ended March 31, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition.
COVID-19

The Company is experiencing volume declines in all of its lines of business except residential due to deteriorating macroeconomic conditions and stay-at-home orders resulting from the COVID-19 pandemic. The Company is taking a number of steps to respond to this challenge including the following:

•	Reducing or eliminating face-to-face interactions with its employees;

•	Executing on enhanced protocols to keep vehicles, common areas, and offices extra clean;

•	Procuring additional personal protective equipment including masks, gloves, hand sanitizer, and cleaning solutions;

•	Reallocating resources, reducing overtime, and parking surplus equipment to reduce operating costs;

•	Rerouting where needed to maximize productivity and meet customer needs;

•	Flexing capital spending while still meeting business needs;

•	Significantly reducing travel and discretionary spending; and

•	Maintaining higher target cash balances and as of March 31, 2020 able to access $227.7 million of additional liquidity from its revolving credit facility supported by a diverse group of lenders.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive loss, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance was effective for the Company on January 1, 2020. Based on the amended guidance, the Company estimates credit losses for uncollectible accounts based on an evaluation of the aged accounts receivable and the likelihood of collection of the receivable based on historical collection data adjusted for forward-looking economic conditions. The Company's adoption of this guidance on January 1, 2020 did not have a material impact on its consolidated financial statements.

3.	Revenue Recognition
Revenue by Segment
See Note 10 for information related to revenue by reportable segment and major line of business.
Capitalized Sales Commissions
Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company capitalizes sales commissions as contract assets related to commercial and permanent rolloff collection customers and amortizes those sales commissions over the estimated customer life. The balance of capitalized sales commissions as of March 31, 2020 and December 31, 2019 were $4.6 and $4.7, respectively. The Company recorded amortization expense of $0.4 and $0.4 related to capitalized sales commissions for the three months ended March 31, 2020 and 2019, respectively.
Deferred Revenues
The Company records deferred revenue when cash payments are received or are due in advance of the Company's performance. The decrease in the deferred revenue balance from December 31, 2019 to March 31, 2020 is primarily driven by $68.3 of revenues recognized that were included in the deferred revenue balance at December 31, 2019, offset by cash payments received or due in advance of the Company satisfying its performance obligations.
Practical Expedients
As allowed by ASC 606, the Company does not disclose the value of unsatisfied performance obligations related to its contracts and service agreements as the Company accounts for its revenue as variable consideration and has the right to invoice for services performed each period.

4.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2019 and for the three months ended March 31, 2020 are shown in the table below:

Balance at December 31, 2018	$248.0
Increase in retirement obligation	11.0
Accretion of closure and post-closure costs	18.0
Asset retirement obligation adjustments	6.9
Costs incurred	(19.7)
Balance at December 31, 2019	264.2
Increase in retirement obligation	2.5
Accretion of closure and post-closure costs	4.5
Costs incurred	(1.5)
Balance at March 31, 2020	269.7
Less: Current portion	(16.6)
$253.1

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

5. Loss Per Share

The following table sets forth the computation of basic loss per share and loss per share, assuming dilution:

		Three Months Ended March 31,
		2020	2019
Numerator:
	Net loss	$(6.3)	$(6.0)
Denominator:
	Average common shares outstanding	90,059,917	88,721,612
	Other potentially dilutive common shares	—	—
	Average common shares outstanding, assuming dilution	90,059,917	88,721,612

	Basic net loss per share	$(0.07)	$(0.07)
	Diluted net loss per share	$(0.07)	$(0.07)

Basic net loss per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Diluted net loss per share is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted stock units and performance stock units. Since the Company is in a loss position for each period presented, no potentially dilutive common shares are included in the average common shares outstanding, assuming dilution.
Approximately 4.0 million and 5.5 million of outstanding stock awards were excluded from the diluted net loss per share calculation for the three months ended March 31, 2020 and March 31, 2019, respectively, because their effect was antidilutive.

6.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	March 31, 2020	December 31, 2019
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (4.27% and 5.43% at March 31, 2020 and December 31, 2019, respectively) due quarterly; balance due at maturity in November 2021	$44.0	$30.0
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,361.7	1,372.5
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Finance lease obligations, maturing through 2024	47.4	52.6
Other debt	7.8	8.1
	1,885.9	1,888.2
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(18.7)	(20.0)
Less: Current portion	(87.4)	(76.1)
	$1,779.8	$1,792.1

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

Revolver and Letter of Credit Facilities

As of March 31, 2020, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of March 31, 2020 and December 31, 2019, the Company had $44.0 and $30.0 of borrowings outstanding on the Revolver, respectively. As of March 31, 2020 and December 31, 2019, the Company had an aggregate of $28.3 and $28.5, respectively, of letters of credit outstanding under its credit facilities. The Company has ample liquidity available through its Revolver which is supported by a diverse group of lenders.

7. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
2017 Interest rate caps	Accrued expenses	(2.4)	(2.4)
2017 Interest rate caps	Other long-term liabilities	(1.2)	(1.7)
Total derivatives		$(3.6)	$(4.1)

The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.
Interest Rate Caps

In November 2017, the Company entered into two interest rate cap agreements as cash flow hedges (the "2017 interest rate caps") to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company has applied hedge accounting to the 2017 interest rate caps; therefore, changes in the fair value of the 2017 interest rate caps are recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive loss. The 2017 interest rate caps commenced in 2019 and expire in 2021. The Company is paying the $4.9 premium on the 2017 interest rate caps in monthly installments beginning in October 2019. The Company recorded a loss of $0.2 related to the 2017 interest rate caps for the three months ended March 31, 2020 of which a $0.6 loss was recorded to interest expense in the consolidated statement of operations and a $0.4 gain was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive loss. The Company recorded a loss of $2.8 related to the 2017 interest rate caps for the three months ended March 31, 2019 which was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive loss. The notional value of the 2017 interest rate cap contracts aggregated were $600.0 as of March 31, 2020 and will remain constant through maturity in 2021.
In May 2016, the Company entered into three interest rate cap agreements (the "2016 interest rate caps") as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company paid the $5.5 premium of the 2016 interest rate caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to the 2016 interest rate caps; therefore, changes in the fair value of the 2016 interest rate caps were recorded in other (expense) income, net in the condensed consolidated statements of operations. The Company recorded no gain or loss related to the 2016 interest rate caps and a loss of $0.5 for the three months ended March 31, 2020 and 2019, respectively. The notional value of the 2016 interest rate cap contracts aggregated were constant at $800.0 over their term and matured on September 30, 2019.

8. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2020 and 2019 was 24.1% and 18.9%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

taxes for the three months ended March 31, 2020 was primarily due to state and local taxes. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2019 was primarily due to costs not deductible for income tax purposes.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted.  The CARES Act is designed to bring economic and fiscal relief to companies, small businesses, and individuals due to the COVID-19 health crisis.  In accordance, with ASC 740 the income tax effects of the CARES Act should be reflected in the period of enactment.  The CARES Act, enacts changes to net operating losses limitations, carry back of net operating losses, changes to depreciation of certain property, the acceleration of refunds for Alternative Minimum Tax (“AMT”), changes to the deductibility of interest expense, the deferral of certain payroll taxes and the allowance of certain employment tax credits.  The enactment of the CARES Act resulted in an additional acceleration of $1.5 of the minimum tax credit carryforward to the Company.  The current assets of the Company now has a receivable of $3.0 for the refund of AMT credit. The additional provisions of the CARES Act did not have a material impact on the first quarter unaudited consolidated financial statements.

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
Landfill Remediation
In fiscal 2018, the Company observed surface anomalies in specific areas of a landfill and received a proposed consent order, from a state environmental regulatory agency, outlining conditions required to be met at the landfill. As of March 31, 2020, $14.8 of expenditures related to the remediation accrual estimates have been incurred and $11.8 remains on the consolidated balance sheet which are expected to be incurred through 2023. These accruals include costs for an enhanced de-watering system and the associated removal, treatment, and disposal of leachate at the landfill. This amount could increase or decrease as a result of actual costs incurred to completion. Although it is reasonably possible this amount could change as a result of actual cost incurred to completion, the Company is unable to estimate a range of potential exposure due to the uncertainty of the remediation efforts required due to the nature of the process being undertaken.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Litigation and Other Matters

The Company and certain of its subsidiaries have been named as defendants in various class action suits. Past suits have alleged the Company charged improper charges (fuel, administrative and environmental charges) that were in breach of the Company's service agreements. The Company reached a settlement for $9.0 (inclusive of plaintiff attorneys’ fees and costs), resolving four of these cases in fiscal 2019. One of these cases (the "Flaccus" suit) has not been settled and is still pending. Given the inherent uncertainties of litigation, including the early stage of the Flaccus case, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of this case cannot be predicted and a range of loss, if any, cannot currently be estimated.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Service revenues, operating income/(loss) and depreciation and amortization for the Company's reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2020
South	$162.2	$21.7	$22.5
East	93.8	1.2	18.8
Midwest	130.7	10.4	21.9
Corporate	—	(19.6)	1.4
	$386.7	$13.7	$64.6

Three Months Ended March 31, 2019
South	$159.9	$24.0	$22.7
East	94.9	1.7	19.2
Midwest	129.2	13.9	22.9
Corporate	—	(21.7)	1.1
	$384.0	$17.9	$65.9

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Three Months Ended March 31,
	2020	2019
Residential Collection Revenue	$105.9	$100.7
Commercial Collection Revenue	100.3	97.9
Rolloff Collection Revenue	62.3	62.3
Disposal Revenue	58.0	60.8
Fuel and Environmental Charges	26.2	27.6
Sale of Recyclables	2.1	3.1
Other Revenue	31.9	31.6
	$386.7	$384.0

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

		Fair Value Measurement at March 31, 2020 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$31.0	$31.0	$—	$31.0
Interest rate caps - liability position	(3.6)	—	(3.6)	(3.6)
Total recurring fair value measurements	$27.4	$31.0	$(3.6)	$27.4

		Fair Value Measurement at December 31, 2019 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$12.5	$12.5	$—	$12.5
Interest rate caps - liability position	(4.1)	$—	(4.1)	(4.1)
Total recurring fair value measurements	$8.4	$12.5	$(4.1)	$8.4

The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of March 31, 2020 and December 31, 2019, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	March 31, 2020	December 31, 2019
Revolver	$44.0	$30.0
Senior Notes	431.4	443.4
Term Loan B	1,348.1	1,379.4
	$1,823.5	$1,852.8

The carrying value of the Company’s debt at March 31, 2020 and December 31, 2019 was $1,830.7 and $1,827.5, respectively.

12. Merger

Agreement and Plan of Merger

On April 14, 2019, the Company entered into an Agreement and Plan of Merger with Waste Management, Inc., a Delaware corporation (“Parent”), and Everglades Merger Sub Inc., a Delaware corporation and a wholly-owned indirect subsidiary of Parent.

Item 2. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations
You should read the following discussion in conjunction with the unaudited condensed consolidated financial statements and notes thereto included under Item 1. In addition, you should refer to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our 2019 Annual Report on Form 10-K. All dollar amounts are presented in millions, unless otherwise stated.
Overview
We are a leading integrated provider of non-hazardous solid waste collection, transfer, recycling and disposal services, operating primarily in secondary markets or under exclusive arrangements. We have a presence in 16 states across the South, East and Midwest regions of the United States, serving approximately 2.7 million residential and over 200,000 commercial and industrial (C&I) customers through our extensive network of 95 collection operations, 73 transfer stations, 3 owned or operated material recycling facilities, 19 locations where we receive and bale recyclable material and 41 owned or operated landfills. We have 18 active landfill gas operations at solid waste landfills where landfill gas is captured and utilized for its renewable energy value rather than flared. We also have post-closure responsibility for seven closed landfills. We seek to drive financial performance in markets in which we own or operate a disposal facility or in certain disposal-neutral markets, where the disposal facility is owned by our municipal customer. In markets in which we own or operate a disposal facility, we aim to create and maintain vertically integrated operations through which we manage a majority of our customers' waste from the point of collection through the point of disposal, a process we refer to as internalization. By internalizing a majority of the waste in these markets, we are able to deliver high quality customer service while also ensuring a stable revenue stream and maximizing profitability and cash flow from operations. In disposal-neutral markets, we focus selectively on opportunities where we can negotiate exclusive arrangements with our municipal customers, facilitating highly efficient and profitable collection operations with lower capital requirements.
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
Merger
On April 14, 2019, we entered into an Agreement and Plan of Merger with Waste Management, Inc., a Delaware corporation (“Parent”), and Everglades Merger Sub Inc., a Delaware corporation and a wholly-owned indirect subsidiary of Parent. Further details can be found in the Company's Form 8-K related to this matter, filed with the Securities and Exchange Commission on March 19, 2020, in the Company's Form 8-K, filed with the Securities and Exchange Commission on April 15, 2019 and the Company's definitive proxy statement, filed with the Securities and Exchange Commission on May 23, 2019.
COVID-19
We are experiencing volume declines in all of our lines of business except residential due to deteriorating macroeconomic conditions and stay-at-home orders resulting from the COVID-19 pandemic. We are taking a number of steps to respond to this challenge including the following:

•	Reducing or eliminating face-to-face interactions with our employees;

•	Executing on enhanced protocols to keep vehicles, common areas, and offices extra clean;

•	Procuring additional personal protective equipment including masks, gloves, hand sanitizer, and cleaning solutions;

•	Reallocating resources, reducing overtime, and parking surplus equipment to reduce operating costs;

•	Rerouting where needed to maximize productivity and meet customer needs;

•	Flexing capital spending while still meeting business needs;

•	Significantly reducing travel and discretionary spending; and

•	Maintaining higher target cash balances and as of March 31, 2020 able to access $227.7 million of additional liquidity from our revolving credit facility supported by a diverse group of lenders.

Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our condensed consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended March 31,
	2020		2019
Service revenues	$386.7	100.0%	$384.0	100.0%
Operating costs and expenses
Operating	252.8	65.4%	245.2	63.9%
Accretion of landfill retirement obligations	4.5	1.1%	4.4	1.1%
Operating expenses	257.3	66.5%	249.6	65.0%
Selling, general and administrative	51.0	13.2%	49.7	12.9%
Depreciation and amortization	64.6	16.7%	65.9	17.2%
Acquisition and development costs	—	—%	0.7	0.1%
Loss on disposal of assets and asset impairments	0.1	0.1%	0.2	0.1%
Total operating costs and expenses	373.0	96.5%	366.1	95.3%
Operating income	$13.7	3.5%	$17.9	4.7%
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

	Three Months Ended March 31,
	2020		2019
Collection	$268.4	69.4%	$268.1	69.8%
Disposal	123.2	31.9%	127.0	33.1%
Sale of recyclables	2.8	0.7%	3.5	0.9%
Fuel and environmental charges	27.5	7.1%	28.9	7.5%
Other revenue	35.8	9.3%	27.8	7.2%
Intercompany eliminations	(71.0)	(18.4)%	(71.3)	(18.5)%
Total service revenues	$386.7	100.0%	$384.0	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Average yield	3.6%	4.1%
Recycling	(0.2)%	(0.2)%
Fuel surcharge revenue	(0.3)%	0.3%
Total yield	3.1%	4.2%
Organic volume	(2.9)%	(0.3)%
Acquisitions	0.5%	1.4%
Total revenue growth	0.7%	5.3%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
During the three months ended March 31, 2020, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2019:

•
Average yield increased revenue by 3.6% or $13.8 driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets;

•	Recycling revenue decreased revenue by 0.2% or $0.8 due to a continued decrease in recycling commodity prices;

•
Fuel surcharge revenue decreased revenue by 0.3% or $1.2 due to a decrease in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Our fuel surcharges reset on a monthly basis therefore a decrease in our fuel surcharge revenue is delayed in comparison to the decrease in our fuel expense when diesel fuel prices decrease;

•
Organic volume decreased revenue by 2.9% or $11.1 due to the following: lower disposal revenue of $5.8 due to the loss of certain disposal volumes in the Midwest and the cycling of strong prior year special waste and construction and demolition volumes; lower rolloff collection, commercial collection and disposal volumes of $5.0 due to the impacts of COVID-19 across all regions; lower rolloff collection volume of $2.0 due to the loss of industrial contracts and lower special waste volumes in the South region; lower commercial collection volume of $1.3 due to the loss of certain contracts; and lower third party trucking revenue of $1.1 in the East region. The decrease was partially offset by an increase in residential volumes of $2.7 primarily due to a new contract win in the South and the impact of $2.0 related to one extra company workday during the three months ended March 31, 2020 compared to the three months ended March 31, 2019;

•	Acquisitions increased revenue by 0.5% or $1.9 due to the completion of acquisitions during the three months ended March 31, 2019 that further enhance our vertical integration strategy.

Operating Expenses
Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2020		2019

Labor and related benefits	$90.1	23.3%	$85.7	22.3%
Transfer and disposal costs	52.4	13.6%	50.2	13.1%
Maintenance and repairs	40.5	10.5%	39.8	10.4%
Fuel	16.5	4.3%	18.9	4.9%
Franchise and host fees	8.8	2.3%	9.3	2.4%
Risk management	10.3	2.7%	9.4	2.4%
Other	34.2	8.7%	31.9	8.4%
Total operating expenses, excluding accretion expense	$252.8	65.4%	$245.2	63.9%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended March 31, 2020 compared to 2019
Operating expenses increased by $7.6 to $252.8 for the three months ended March 31, 2020 from $245.2 for the three months ended March 31, 2019. The change was due to the following:

•
Labor and related benefits increased by $4.4 or 5.1% to $90.1 which was primarily attributable to higher labor costs as a result of merit increases, increased medical insurance claims, increased labor demands associated with a new municipal contract win in the South region and the impact of one extra workday during the first quarter 2020 compared to the first quarter 2019;

•
Transfer and disposal costs increased by $2.2 or 4.4% to $52.4 primarily due to a significant increase in processing costs related to single stream recycling, an increase in third-party transportation costs in our Midwest segment as a result of diverting waste from one of our landfills that is currently building a new cell and the impact of one extra workday during the first quarter 2020 compared to the first quarter 2019. The increase was partially offset by lower third party disposal costs as a result of reduced container weights resulting from the impact of COVID-19;

•
Maintenance and repairs expense increased by $0.7 or 1.8% to $40.5 primarily due to merit increases and the impact of one extra workday during the first quarter 2020 compared to the first quarter 2019;

•
Fuel costs decreased $2.4 or 12.7% to $16.5 as a result of lower diesel fuel costs per gallon partially offset by the impact of one extra workday during the first quarter 2020 compared to the first quarter 2019;

•
Franchise and host fees decreased $0.5 or 5.4% to $8.8 primarily due to lower landfill host fees due to the loss of certain disposal volumes in the Midwest, the cycling of strong prior year special waste and construction and demolition volumes and lower disposal weights resulting from the impact of COVID-19;

•
Risk management expense increased $0.9 or 9.6% to $10.3 primarily due to a lower discount rate (rates significantly declined in March, due to the impacts of COVID-19), used in the automobile and property liability actuarial analysis and due to higher loss experience associated with automobile and property liability claims;

•
Other operating costs increased $2.3 or 7.2% to $34.2 primarily due to higher leachate and gas treatment costs at several of our landfills partially due to weather related impacts and higher site maintenance costs at several facilities.

Accretion of Landfill Retirement Obligations
Accretion expense was $4.5 and $4.4 for the three months ended March 31, 2020 and 2019, respectively and was consistent as a percentage of revenue.
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
The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2020		2019

Salaries	$30.7	7.9%	$31.8	8.3%
Legal and professional	5.0	1.3%	4.2	1.1%
Other	15.3	4.0%	13.7	3.5%
Total selling, general and administrative expenses	$51.0	13.2%	$49.7	12.9%
Three months ended March 31, 2020 compared to 2019

•
Our salaries expense decreased by $1.1 or 3.5% to $30.7 primarily due to lower stock based compensation expense partially offset by the impact of merit increases and higher bonus accruals due to the guaranteed bonus program adopted as part of the merger as further described in Note 12 to the unaudited consolidated financial statements.

•	Legal and professional fees increased $0.8 to $5.0 due to fees associated with the proposed merger as further described in Note 12 to the unaudited consolidated financial statements.

•	Other selling, general and administrative expenses increased $1.6 or 11.7% to $15.3 primarily due to higher bad debt expense as a result of anticipated write-offs due to COVID-19.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended March 31,
	2020		2019

Depreciation, amortization and depletion of property and equipment	$56.9	14.7%	$58.1	15.1%
Amortization of other intangible assets	7.7	2.0%	7.8	2.1%
Depreciation and amortization	$64.6	16.7%	$65.9	17.2%

Depreciation, Amortization and Depletion of Property and Equipment
Depreciation, amortization and depletion expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, and amortization and depletion of landfill airspace assets under the units-of-consumption method. Refer to the footnotes to the consolidated financial statements in our 2019 Annual Report on Form 10-K for a further discussion of our accounting policies.
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended March 31,
	2020		2019

Depreciation and amortization of property and equipment	$35.1	9.1%	$35.6	9.3%
Landfill depletion and amortization	21.8	5.6%	22.5	5.9%
Depreciation, amortization and depletion of property and equipment	$56.9	14.7%	$58.1	15.1%

Three months ended March 31, 2020 compared to 2019

•	Depreciation and amortization of property and equipment decreased $0.5 or 1.4% to $35.1 due mainly to certain assets becoming fully depreciated;

•
Landfill depletion and amortization decreased $0.7 or 3.1% to $21.8 due to the loss of certain disposal volumes in the Midwest, the cycling of strong prior year special waste and construction and demolition volumes and lower disposal weights resulting from the impact of COVID-19;

Amortization of Other Intangible Assets
Amortization of other intangible assets was $7.7 and $7.8, or as a percentage of revenue, 2.0% and 2.1%, for the three months ended March 31, 2020 and 2019, respectively. The decrease was due to certain intangible assets becoming fully amortized partially offset by the impact of acquisition activity during the first quarter of fiscal 2019.
Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

No acquisitions were completed during the three months ended March 31, 2020. We completed two acquisitions during the three months ended March 31, 2019 for a cash purchase price of $24.9. Additionally, we made a $2.2 deferred purchase price payment during the three months ended March 31, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
Other income, net
Changes in the fair value and settlements of derivative instruments that do not qualify for hedge accounting are recorded in other income, net in the condensed consolidated statements of operations and amounted to no gain or loss and a loss of $0.7 for the three months ended March 31, 2020 and 2019, respectively. Income from equity investee for the three months ended March 31, 2020 and 2019, respectively, was $0.5 and $0.8.

Interest Expense
Interest expense decreased by $3.4 or 13.1% to $22.6 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was due to the impact of decreasing interest rates on our variable rate debt and the benefit from lower debt balances.
Cash paid for interest was $15.1 and $18.3 for the three months ended March 31, 2020 and 2019, respectively.
Income Taxes
Our effective income tax rate for the three months ended March 31, 2020 and 2019 was 24.1% and 18.9%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2020 was primarily due to state and local taxes. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended March 31, 2019 was primarily due to costs not deductible for income tax purposes.
Cash paid for income taxes (net of refunds) was $0.1 and 1.1 for the three months ended March 31, 2020 and 2019, respectively.
Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income/(loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended March 31, 2020
South	$162.2	$21.7	$22.5
East	93.8	1.2	18.8
Midwest	130.7	10.4	21.9
Corporate	—	(19.6)	1.4
	$386.7	$13.7	$64.6

Three Months Ended March 31, 2019
South	$159.9	$24.0	$22.7
East	94.9	1.7	19.2
Midwest	129.2	13.9	22.9
Corporate	—	(21.7)	1.1
	$384.0	$17.9	$65.9

Comparison of Reportable Segments—Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
South Segment
Revenue increased $2.3 or 1.4% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in revenue was due to the following: an increase in price yield from our collection and disposal operations of $6.2 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase of $3.5 in residential volume primarily due to a new municipal contract that commenced in the fourth quarter of 2019; and an increase in revenue of $0.8 from one more workday in the first quarter of 2020 compared to the first quarter of 2019. The increases were partially offset by a decrease in rolloff and commercial collection volumes of $4.3 primarily due to the impacts of COVID-19 and a decrease in disposal volumes of $4.1 primarily due to the cycling of strong prior year special waste and construction and demolition volumes and the impacts of COVID-19.
Operating income from our South Segment decreased by $2.3 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to the following: higher labor costs of $2.7 as a result of merit increases, increased medical insurance claims, increased labor demands associated with a new municipal contract that commenced in the fourth quarter of 2019 and the impact of one extra workday during the first quarter 2020 compared to the first quarter 2019; an increase in general and administrative costs of $1.2 primarily due to merit increases for administrative employees and higher bad debt expense as a result of anticipated write-offs due to COVID-19; an increase in disposal facility costs of $0.6 primarily due to higher leachate and gas treatment costs partially due to weather related impacts and higher site maintenance costs; and an increase in insurance costs due to higher loss experience associated with automobile and property liability claims and a lower discount rate used in the automobile and property liability actuarial analysis. The decrease above was partially offset by the $2.3 revenue increase as described above.
East Segment
Revenue decreased by $1.1, or 1.2% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to the following: a decrease in MSW and special waste disposal volumes of $2.9 primarily due to the impacts of COVID-19; a decrease in residential, commercial and rolloff collection volumes of $2.5 primarily due to the impacts of COVID-19; and a decrease in trucking revenue of $1.2 primarily due to the impact of COVID-19. The decrease was partially offset by an increase in price yield from our collection and disposal operations of $4.1 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business and an increase in revenue of $0.6 from one more workday in the first quarter of 2020 compared to the first quarter of 2019.
Operating income from our East Segment decreased $0.5 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to the following: the revenue decrease of $1.1 as described above and an increase in disposal facility costs of $1.0 primarily due to higher leachate and gas treatment costs partially due to weather related impacts and higher site maintenance costs. The decrease was partially offset by lower third party transportation costs primarily as a result of COVID-19 and a decrease in fuel expense of $0.5 as a result of the decline in diesel fuel prices.
Midwest Segment
Revenue increased $1.5 or 1.2% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to the following: an increase in price yield from our collection and disposal operations of $4.9 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business; an increase in acquisition related revenue of $1.5; and an increase of $0.6 from one more workday in the first quarter of 2020 compared to the first quarter of 2019. The increase was partially offset by a decrease of $3.5 in C&D and MSW disposal volumes primarily due to the loss of certain disposal volumes and the impacts of COVID-19 and a decrease in rolloff, residential and commercial collection volumes of $2.6 primarily due to the impacts of COVID-19.
Operating income from our Midwest Segment decreased $3.5 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily due to the following: a significant increase in processing costs of $2.0 related to single stream recycling; an increase in labor costs of $1.6 as a result of merit increases, increased medical insurance claims and the impact of one extra workday during the first quarter 2020 compared to the first quarter 2019; an increase in general and administrative costs of $1.0 primarily due to merit increases for administrative employees and higher bad debt expense as a result of anticipated write-offs due to COVID-19; an increase in maintenance and repair costs of $0.8 primarily due to higher labor costs as a result of merit increases and acquisition activity and an increase in the cost of maintenance and repair parts due to inflation. The decrease was partially offset by the $1.5 revenue increase as described above and a decrease in fuel expense of $0.8 as a result of the decline in diesel fuel prices.
Corporate
Operating loss decreased $2.1 for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a reduction in stock based compensation expense.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. For this reason and since we efficiently manage our working capital requirements, it is common for us to have negative working capital. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At March 31, 2020 and December 31, 2019, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development as well as the use of our cash to fund debt repayments.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$31.0	$12.5

Debt:
Current portion	87.4	76.1
Long-term portion	1,779.8	1,792.1
Total debt	$1,867.2	$1,868.2
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities	$64.7	$72.5
Net cash used in investing activities	$(46.8)	$(57.6)
Net cash provided by (used in) financing activities	$0.6	$(14.1)
Cash Flows Provided by Operating Activities
We generated $64.7 of cash flows from operating activities during the three months ended March 31, 2020, compared with $72.5 during the three months ended March 31, 2019. The decrease was primarily due to the following:

•
A decrease of $7.1 in accounts payable during the three months ended March 31, 2020 compared to an increase of $2.9 during the three months ended March 31, 2019, resulting in a negative variance of $10.0. The variance is primarily due to the timing of capital expenditure payments;

•	A decrease in net income of $4.4, after adjusting for non cash items;

The decrease was partially offset by the following:

•
A decrease of $13.4 in accounts receivable during the three months ended March 31, 2020 compared to a decrease of $5.9 during the three months ended March 31, 2019, resulting in a positive variance of $7.5. Days Sales Outstanding was 45 during the three months ended March 31, 2020 compared to 48 during the three months ended March 31. 2019.

Cash Flows Used in Investing Activities
We used $46.8 of cash in investing activities during the three months ended March 31, 2020 compared with $57.6 during the three months ended March 31, 2019, a decrease of $10.8. The variance was due to the following:

•	A decrease of $26.1 in cash expenditures used to fund acquisitions;

•	Higher cash expenditures of $14.6 used to fund the purchase of previously committed property and equipment and landfill construction and development;

•	Lower proceeds of $0.7 from sale of property and equipment and insurance proceeds.
Cash Flows Used In Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $0.6 compared to net cash used in financing activities of $14.1 during the three months ended March 31, 2019. The variance was primarily due to the following:

•
A decrease in net payments on debt instruments of $10.2 as we used excess cash to make debt prepayments during the three months ended March 31, 2020 compared to using the majority of our excess cash for acquisitions during the three months ended March 31, 2019;

•	An increase in proceeds from stock option exercises of $4.5.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2020 and December 31, 2019, we had $44.0 and $30.0 in borrowings outstanding under our Revolving Credit Facility. As of March 31, 2020 and December 31, 2019, we had an aggregate of approximately $28.3 and $28.5 of letters of credit outstanding under our Senior Secured Credit Facilities. As of March 31, 2020 and December 31, 2019, we had remaining capacity under our Revolving Credit Facility of $227.7 and $241.5, respectively. As of March 31, 2020, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for the three months ended March 31, 2020 and 2019 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at March 31, 2020 and December 31, 2019 was 4.4:1.0 and 4.3:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of March 31, 2020, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments, which are not classified as debt. We do not guarantee any third-party debt.
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

Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.
Recently Issued and Proposed Accounting Standards
For a description of new accounting standards that may affect us, see Note 2, Basis of Presentation, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of March 31, 2020 does not differ materially from that included in our 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q), due to a material weakness in internal control over financial reporting, as described further in our 2019 Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15f of the
Securities Exchange Act of 1934) during the first quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found under the Litigation and Other Matters section of Note 9 to the unaudited condensed consolidated financial statements.
Item 1A. Risk Factors

The following risk factor should be considered in addition to the risk factors previously disclosed in our 2019 Annual Report on
Form 10-K in response to Item 1A to Part I of Form 10-K.

The COVID-19 Pandemic Poses a Threat to Our Workplace, Our Customers’ Operations and Our Financial Results

A public health epidemic or pandemic can significantly impact our business or those of our core customers, particularly if located in geographies in which we have significant operations. For instance, the recent outbreak of the global COVID-19 pandemic is resulting in governmental authorities in many locations where we operate, and in which our customers are present, imposing mandatory closures, seeking voluntary closures and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions.

Consistent with our belief that we qualify as an “essential industry” in the United States, we believe we will continue to be able to provide our services and operate our business in this uncertain environment subject to precautionary measures. We have taken actions to protect our workforce and workplaces from the virus. We have restricted travel, implemented continuous disinfecting of our workplaces, and implemented remote working for employees where feasible. We have advised all of our employees on proper care and hygiene to prevent the spread of the virus. While these measures serve to reduce the possibility of transmission of the virus within our workplaces, they do not assure that our employees will not contract the virus or bring it into the workplace.

The COVID-19 pandemic could cause our customers to reduce service provided under contracts, reduce productivity or cancel service if such customers go out of business, thus impacting our financial results. The COVID-19 pandemic could result in lower disposal volumes at our landfills and transfer stations due to reduced business activity, thus impacting our financial results. We may also experience difficulty collecting for services previously provided to customers financially impacted by the COVID-19 pandemic.

The COVID-19 pandemic could impact the multiemployer pension plans in which we participate, noting that the current economic environment may impact certain contributing employers' ability to fulfill their obligations under the plans. In the event that other contributing employers default on their obligations under the plans, we could be required to compensate for their inability to fulfill their obligations, thus impacting our financial results.

The extent to which the COVID-19 pandemic impacts our operations or financial results is uncertain and will depend on future developments, including new information that may emerge on the severity of the disease, the extent of the outbreak, and federal, state and local government responses, among others.
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

May 7, 2020	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer