Form 10-Q
period 2020-06-30
Advanced Disposal Services, Inc.
filed 2020-07-31
CIK 1585790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 23, 2020 was 90,758,187 shares.

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

•	risks associated with our substantial indebtedness and working capital deficit;

•	risks associated with our ability to implement our growth strategy as and when planned; and

•	the other risks described in the "Risk Factors" section of our 2019 Annual Report on Form 10-K and in Part II Item 1A, of our quarterly report on Form 10-Q for the three months ended March 31, 2020.

In addition, actual results may vary materially from those expressed or implied by forward-looking statements based on a number of factors related to the pending acquisition of Advanced Disposal, including, without limitation (1) risks related to the consummation of the merger, including the risks that (a) the merger may not be consummated within the anticipated time period, or at all, (b) the parties may fail to secure the termination or expiration of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (c) other conditions to the consummation of the merger under the merger agreement may not be satisfied, including obtaining stockholder approval; (2) the effects that any termination of the merger agreement may have on Advanced Disposal or its business, including the risk that Advanced Disposal’s stock price may decline significantly if the merger is not completed (3) the effects that the announcement or pendency of the merger may have on Advanced Disposal and its business, including the risks that as a result (a) Advanced Disposal’s business, operating results or stock price may suffer, (b) Advanced Disposal’s current plans and operations may be disrupted, (c) Advanced Disposal’s ability to retain or recruit key employees may be adversely affected, (d) Advanced Disposal’s business relationships (including, customers and suppliers) may be adversely affected, or (e) Advanced Disposal’s management’s or employees’ attention may be diverted from other important matters; (4) the effect of limitations that the merger agreement places on Advanced Disposal’s ability to operate its business, return capital to stockholders or engage in alternative transactions; (5) the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against Advanced Disposal and others; (6) the risk that the merger and related transactions may involve unexpected costs, liabilities or delays; and (7) other economic, business, competitive, legal, regulatory, and/or tax factors.
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

Advanced Disposal Services, Inc. and Subsidiaries
Form 10-Q
For the three and six month ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$31.4	$12.5
Accounts receivable, net of allowance for doubtful accounts of 4.8 and $4.5, respectively	193.8	208.3
Prepaid expenses and other current assets	34.6	44.0
Total current assets	259.8	264.8
Other assets	52.6	53.3
Property and equipment, net of accumulated depreciation of $1,809.6 and $1,720.7, respectively	1,748.2	1,767.6
Goodwill	1,224.8	1,224.8
Other intangible assets, net of accumulated amortization of $333.6 and $318.1, respectively	217.5	233.0
Total assets	$3,502.9	$3,543.5
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$121.9	$120.7
Accrued expenses	109.1	124.5
Deferred revenue	67.5	71.3
Current maturities of landfill retirement obligations	20.2	28.0
Current maturities of long-term debt	41.3	76.1
Total current liabilities	360.0	420.6
Other long-term liabilities	90.1	82.7
Long-term debt, less current maturities	1,762.7	1,792.1
Accrued landfill retirement obligations, less current maturities	255.1	236.2
Deferred income taxes	89.1	88.5
Total liabilities	2,557.0	2,620.1
Equity
Common stock: $.01 par value, 1,000,000,000 shares authorized, 90,906,005 and 89,836,069 issued including shares held in treasury, respectively	0.9	0.9
Treasury stock at cost, 178,540 and 132,930 shares, respectively	(5.6)	(4.1)
Additional paid-in capital	1,551.0	1,527.7
Accumulated deficit	(598.2)	(598.1)
Accumulated other comprehensive loss	(2.2)	(3.0)
Total stockholders' equity	945.9	923.4
Total liabilities and stockholders' equity	$3,502.9	$3,543.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(in millions, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Service revenues	$380.3	$419.1	$767.0	$803.1
Operating costs and expenses
Operating (exclusive of items shown separately below)	242.3	277.2	499.7	526.6
Selling, general and administrative	45.7	62.2	96.7	112.0
Depreciation and amortization	64.1	70.3	128.7	136.2
Acquisition and development costs	—	0.2	—	1.0
Loss on disposal of assets and asset impairments	0.5	0.5	0.6	0.7
Total operating costs and expenses	352.6	410.4	725.7	776.5
Operating income	27.7	8.7	41.3	26.6
Other (expense) income
Interest expense	(19.8)	(26.2)	(42.4)	(52.2)
Other income (expense), net	0.2	(3.5)	0.9	(2.8)
Total other expense	(19.6)	(29.7)	(41.5)	(55.0)
Income (loss) before income taxes	8.1	(21.0)	(0.2)	(28.4)
Income tax expense (benefit)	1.9	(20.0)	(0.1)	(21.4)
Net income (loss)	$6.2	$(1.0)	$(0.1)	$(7.0)

Net income (loss) attributable to common stockholders per share
Basic income (loss) per share	$0.07	$(0.01)	$—	$(0.08)
Diluted income (loss) per share	$0.07	$(0.01)	$—	$(0.08)
Basic average shares outstanding	90,424,107	88,857,948	90,167,026	88,790,157
Diluted average shares outstanding	91,557,116	88,857,948	90,167,026	88,790,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$6.2	$(1.0)	$(0.1)	$(7.0)
Change in fair value of interest rate caps, net of tax for the three months ended June 30, 2020 and 2019 of ($0.2) and $0.5, respectively and for the six months ended June 30, 2020 and 2019 of ($0.3) and $1.3, respectively	0.4	(1.3)	0.8	(3.3)
Comprehensive income (loss)	$6.6	$(2.3)	$0.7	$(10.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	88,685,920	$0.9	2,274	$—	$1,501.7	$(591.1)	$—	$911.5
Net loss	—	—	—	—	—	(6.0)	—	(6.0)
Stock-based compensation	18,735	—	—	—	4.1	—	—	4.1
Stock option exercises	90,807	—	—	—	1.9	—	—	1.9
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.8	—	—	—	—	—	—	(2.0)	$(2.0)
Impact of implementing new derivatives standard, net of tax of ($0.2)	—	—	—	—	—	(0.4)	0.4	$—
Balance at March 31, 2019	88,795,462	$0.9	2,274	$—	$1,507.7	$(597.5)	$(1.6)	$909.5
Net loss	—	—	—	—	—	(1.0)	—	(1.0)
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Stock option exercises and performance stock units vested	138,781	—	—	—	2.0	—	—	2.0
Stock repurchases (a)	—	—	16,362	$(0.6)	$—	$—	—	(0.6)
Unrealized loss resulting from change in fair value of derivative instruments, net of tax of $0.5	—	—	—	—	—	—	(1.3)	(1.3)
Balance at June 30, 2019	88,934,243	$0.9	18,636	$(0.6)	$1,511.9	$(598.5)	$(2.9)	$910.8

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(in millions, except share data)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	89,836,069	$0.9	132,930	$(4.1)	$1,527.7	$(598.1)	$(3.0)	$923.4
Net loss	—	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation	—	—	—	—	1.6	—	—	1.6
Stock option exercises, restricted stock unit vesting and performance stock unit vesting	441,632	—	—	—	6.4	—	—	6.4
Stock repurchases (a)	—	—	45,610	(1.5)	—	—	—	(1.5)
Unrealized gain resulting from change in fair value of derivative instruments, net of tax of ($0.1)	—	—	—	—	—	—	0.4	0.4
Balance at March 31, 2020	90,277,701	$0.9	178,540	$(5.6)	$1,535.7	$(604.4)	$(2.6)	$924.0
Net income	—	—	—	—	—	6.2	—	6.2
Stock-based compensation	—	—	—	—	1.3	—	—	1.3
Stock option exercises	628,304	—	—	—	14.0	—	—	14.0
Unrealized gain resulting from change in fair value of derivative instruments, net of tax of ($0.2)	—	—	—	—	—	—	0.4	0.4
Balance at June 30, 2020	90,906,005	$0.9	178,540	$(5.6)	$1,551.0	$(598.2)	$(2.2)	$945.9

(a) Stock repurchases represent shares withheld by the Company to pay employee taxes associated with restricted stock unit vesting and performance stock unit vesting.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Advanced Disposal Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions)	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(0.1)	$(7.0)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	128.7	136.2
Change in fair value of derivative instruments	—	4.6
Amortization of debt issuance costs and original issue discount	3.0	2.8
Accretion on landfill retirement obligations	8.9	8.7
Other accretion and amortization	3.5	3.4
Provision for doubtful accounts	2.7	3.2
Loss on disposition of property and equipment	0.6	0.7
Stock based compensation	2.9	6.3
Deferred tax expense (benefit)	0.3	(17.8)
Earnings in equity investee	(0.4)	(1.1)
Write-off of 2012 Veolia acquisition related indemnification receivable	—	3.9
Changes in operating assets and liabilities, net of businesses acquired
Decrease (increase) in accounts receivable	11.8	(10.2)
Decrease in prepaid expenses and other current assets	9.4	3.4
(Increase) decrease in other assets	(1.2)	1.9
Increase in accounts payable	8.3	15.4
(Decrease) increase in accrued expenses	(15.4)	4.4
Decrease in deferred revenue	(3.8)	(1.1)
Increase (decrease) in other long-term liabilities	7.1	(1.7)
Capping, closure and post-closure obligations	(4.6)	(7.5)
Net cash provided by operating activities	161.7	148.5
Cash flows from investing activities
Purchases of property and equipment and construction and development	(87.5)	(83.4)
Proceeds from sale of property and equipment and insurance recoveries	0.8	1.7
Acquisition of businesses, net of cash acquired	—	(27.1)
Net cash used in investing activities	(86.7)	(108.8)
Cash flows from financing activities
Proceeds from borrowings on debt instruments	70.0	101.0
Repayment on debt instruments, including finance leases	(145.0)	(140.1)
Proceeds from stock option exercises net of stock repurchases	18.9	3.3
Net cash used in financing activities	(56.1)	(35.8)
Net increase in cash and cash equivalents	18.9	3.9
Cash and cash equivalents, beginning of period	12.5	6.8
Cash and cash equivalents, end of period	$31.4	$10.7

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
Acquisitions
No acquisitions were completed during the six months ended June 30, 2020. Two acquisitions were completed during the six months ended June 30, 2019 for aggregate consideration consisting of a cash purchase price of $24.9. Additionally, the Company made a $2.2 deferred purchase price payment during the six months ended June 30, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. The results of operations of each acquisition are included in the Company's unaudited condensed consolidated statements of operations subsequent to the closing date of each acquisition.
COVID-19

The Company is experiencing volume declines in all of its lines of business except residential due to deteriorating macroeconomic conditions and stay-at-home orders resulting from the COVID-19 pandemic. The Company is taking a number of steps to respond to this challenge including the following:

•	Reducing or eliminating face-to-face interactions with its employees;

•	Executing on enhanced protocols to keep vehicles, common areas, and offices extra clean;

•	Procuring additional personal protective equipment including masks, gloves, hand sanitizer, and cleaning solutions;

•	Reallocating resources, reducing overtime, and parking surplus equipment to reduce operating costs;

•	Rerouting where needed to maximize productivity and meet customer needs;

•	Flexing capital spending while still meeting business needs;

•	Significantly reducing travel and discretionary spending; and

•	Maintaining higher target cash balances and as of June 30, 2020 able to access $271.7 million of additional liquidity from its revolving credit facility supported by a diverse group of lenders.

2.	Basis of Presentation
The Company’s condensed consolidated financial statements include its wholly-owned subsidiaries and their respective subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair statement of the balance sheet, results of operations, comprehensive income (loss), cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance was effective for the Company on January 1, 2020. Based on the amended guidance, the Company estimates credit losses for uncollectible accounts based on an evaluation of the aged accounts receivable and the likelihood of collection of the receivable based on historical collection data adjusted for forward-looking economic conditions. The Company's adoption of this guidance on January 1, 2020 did not have a material impact on its condensed consolidated financial statements.

3.	Revenue Recognition
Revenue by Segment
See Note 10 for information related to revenue by reportable segment and major line of business.
Capitalized Sales Commissions
Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company capitalizes sales commissions as contract assets related to commercial and permanent rolloff collection customers and amortizes those sales commissions over the estimated customer life. The balance of capitalized sales commissions as of June 30, 2020 and December 31, 2019 were $4.5 and $4.7, respectively. The Company recorded amortization expense of $0.4 and $0.4 related to capitalized sales commissions for the three months ended June 30, 2020 and 2019, respectively. The Company recorded amortization expense of $0.8 and $0.8 related to capitalized sales commissions for the six months ended June 30, 2020 and 2019, respectively.
Deferred Revenues
The Company records deferred revenue when cash payments are received or are due in advance of the Company's performance. The decrease in the deferred revenue balance from December 31, 2019 to June 30, 2020 is primarily driven by $69.6 of revenues recognized that were included in the deferred revenue balance at December 31, 2019, offset by cash payments received or due in advance of the Company satisfying its performance obligations.
Practical Expedients
As allowed by ASC 606, the Company does not disclose the value of unsatisfied performance obligations related to its contracts and service agreements as the Company accounts for its revenue as variable consideration and has the right to invoice for services performed each period.

4.	Landfill Liabilities
Liabilities for final closure and post-closure costs for the year ended December 31, 2019 and for the six months ended June 30, 2020 are shown in the table below:

Balance at December 31, 2018	$248.0
Increase in retirement obligation	11.0
Accretion of closure and post-closure costs	18.0
Asset retirement obligation adjustments	6.9
Costs incurred	(19.7)
Balance at December 31, 2019	264.2
Increase in retirement obligation	5.2
Accretion of closure and post-closure costs	8.9
Costs incurred	(3.0)
Balance at June 30, 2020	275.3
Less: Current portion	(20.2)
$255.1

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

5. Income (loss) Per Share

The following table sets forth the computation of basic income (loss) per share and income (loss) per share, assuming dilution:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Numerator:
	Net income (loss)	$6.2	$(1.0)	$(0.1)	$(7.0)
Denominator:
	Average common shares outstanding	90,424,107	88,857,948	90,167,026	88,790,157
	Other potentially dilutive common shares	1,133,009	—	—	—
	Average common shares outstanding, assuming dilution	91,557,116	88,857,948	90,167,026	88,790,157

	Basic net income (loss) per share	$0.07	$(0.01)	$—	$(0.08)
	Diluted net income (loss) per share	$0.07	$(0.01)	$—	$(0.08)

Basic net income (loss) per share is based on the weighted-average number of shares of common stock outstanding for each of the periods presented. Diluted net income (loss) per share is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. The Company's potentially dilutive instruments are made up of equity awards, which include stock options, restricted stock units and performance stock units. Since the Company is in a loss position for the six months ended June 30, 2020 and the three and six months ended June 30, 2019, no potentially dilutive common shares are included in the average common shares outstanding, assuming dilution for those periods presented.
No outstanding stock awards were excluded from the diluted net income per share calculation for the three months ended June 30, 2020 and 3.7 million stock awards were excluded from the diluted loss per share calculation for the six months ended June 30, 2020, because their effect was antidilutive. Approximately 5.4 million and 5.5 million of outstanding stock awards were excluded from the diluted net loss per share calculation for the three and six months ended June 30, 2019, respectively, because their effect was antidilutive.

6.	Debt
The following table summarizes the major components of debt at each balance sheet date and provides the maturities and interest rate ranges of each major category of debt:

	June 30, 2020	December 31, 2019
Revolving line of credit with lenders (Revolver), interest at applicable rate plus margin, as defined (0.00% and 5.43% at June 30, 2020 and December 31, 2019, respectively) due quarterly; balance due at maturity in November 2021	$—	$30.0
Term loans (Term Loan B); quarterly payments of $3.75 commencing March 31, 2017 through September 30, 2023 with final payment due November 10, 2023; interest at an alternate base rate or adjusted LIBOR rate with a 0.75% floor plus an applicable margin	1,346.1	1,372.5
Senior notes (Senior Notes) payable; interest at 5.625% payable in arrears semi-annually commencing May 15, 2017; maturing on November 15, 2024	425.0	425.0
Finance lease obligations, maturing through 2024	43.5	52.6
Other debt	6.8	8.1
	1,821.4	1,888.2
Less: Original issue discount and debt issuance costs classified as a reduction to long-term debt	(17.4)	(20.0)
Less: Current portion	(41.3)	(76.1)
	$1,762.7	$1,792.1

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

Revolver and Letter of Credit Facilities

As of June 30, 2020, the Company had an aggregate committed capacity of $300.0, of which $100.0 was available for letters of credit under its credit facilities. The Company’s Revolver is its primary source of letter of credit capacity and expires in 2021. As of June 30, 2020 and December 31, 2019, the Company had $0.0 and $30.0 of borrowings outstanding on the Revolver, respectively. As of June 30, 2020 and December 31, 2019, the Company had an aggregate of $28.3 and $28.5, respectively, of letters of credit outstanding under its credit facilities. The Company has ample liquidity available through its Revolver which is supported by a diverse group of lenders.

7. Derivative Instruments and Hedging Activities
The following table summarizes the fair values of derivative instruments recorded in the Company’s condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
2017 Interest rate caps	Accrued expenses	(2.4)	(2.4)
2017 Interest rate caps	Other long-term liabilities	(0.6)	(1.7)
Total derivatives		$(3.0)	$(4.1)

The Company has not offset fair value of assets and liabilities recognized for its derivative instruments.
Interest Rate Caps

In November 2017, the Company entered into two interest rate cap agreements as cash flow hedges (the "2017 interest rate caps") to hedge the risk of a rise in interest rates and associated cash flows on its variable rate debt. The Company has applied hedge accounting to the 2017 interest rate caps; therefore, changes in the fair value of the 2017 interest rate caps are recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statements of comprehensive income (loss). The 2017 interest rate caps commenced in 2019 and expire in 2021. The Company is paying the $4.9 premium on the 2017 interest rate caps in monthly installments beginning in October 2019. The Company recorded a loss of $0.2 related to the 2017 interest rate caps for the three months ended June 30, 2020 of which a $0.6 loss was recorded to interest expense in the consolidated statement of operations and a $0.4 gain was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive income (loss). The Company recorded a loss of $1.8 related to the 2017 interest rate caps for the three months ended June 30, 2019 which was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive income (loss). The Company recorded a loss of $0.4 related to the 2017 interest rate caps for the six months ended June 30, 2020 of which a $1.2 loss was recorded to interest expense in the consolidated statement of operations and a $0.8 gain was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive income (loss). The Company recorded a loss of $4.6 related to the 2017 interest rate caps for the six months ended June 30, 2019 which was recorded in change in fair value of interest rate caps, net of tax in the condensed consolidated statement of comprehensive income (loss). The notional value of the 2017 interest rate cap contracts aggregated were $600.0 as of June 30, 2020 and will remain constant through maturity in 2021.
In May 2016, the Company entered into three interest rate cap agreements (the "2016 interest rate caps") as economic hedges against the risk of a rise in interest rates and the associated cash flows on its variable rate debt. The Company paid the $5.5 premium of the 2016 interest rate caps equally over eleven quarters beginning on March 31, 2017. The Company elected not to apply hedge accounting to the 2016 interest rate caps; therefore, changes in the fair value of the 2016 interest rate caps were recorded in other (expense) income, net in the condensed consolidated statements of operations. The Company recorded a loss related to the 2016 interest rate caps of $0.5 for the three months ended June 30, 2019. The Company recorded a loss related to

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

the 2016 interest rate caps of $0.9 for the six months ended June 30, 2019. The notional value of the 2016 interest rate cap contracts aggregated were constant at $800.0 over their term and matured on September 30, 2019.

8. Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2020 and 2019 was 23.5% and 95.3%, respectively. The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended June 30, 2020 was primarily due to state and local taxes. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended June 30, 2019 was primarily due to the favorable impact of the settlement of the IRS audit of the Veolia subsidiaries for tax years 2004 - 2012.
The Company’s effective income tax rate for the six months ended June 30, 2020 and 2019 was 50.0% and 75.4%, respectively. The Company's effective income tax rate for the six months ended June 30, 2020 differs from the federal statutory rate of 21% as a result of income taxes on near break even pre tax loss.The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the six months ended June 30, 2020 was primarily due to state and local taxes. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the six months ended June 30, 2019 was primarily due to the favorable impact of the settlement of the IRS audit of the Veolia subsidiaries for tax years 2004 - 2012.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted.  The CARES Act is designed to bring economic and fiscal relief to companies, small businesses, and individuals due to the COVID-19 health crisis.  In accordance with ASC 740, the income tax effects of the CARES Act should be reflected in the period of enactment.  The CARES Act enacts changes to net operating losses limitations, carry back of net operating losses, changes to depreciation of certain property, the acceleration of refunds for Alternative Minimum Tax (“AMT”), changes to the deductibility of interest expense, the deferral of certain payroll taxes and the allowance of certain employment tax credits.  The enactment of the CARES Act resulted in an additional acceleration of $1.5 of the minimum tax credit carryforward to the Company.  The current assets of the Company include a receivable of $3.0 for the refund of AMT credit. The AMT credit refund has subsequently been received in early July 2020. The additional provisions of the CARES Act did not have a material impact on the unaudited condensed consolidated financial statements for the six months ended June 30, 2020.

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
Landfill Remediation
In fiscal 2018, the Company observed surface anomalies in specific areas of a landfill and received a proposed consent order, from a state environmental regulatory agency, outlining conditions required to be met at the landfill. As of June 30, 2020, $16.1 of expenditures related to the remediation accrual estimates have been incurred and $10.5 remains on the consolidated balance sheet which are expected to be incurred through 2023. These accruals include costs for an enhanced de-watering system and the associated removal, treatment, and disposal of leachate at the landfill. This amount could increase or decrease as a result of actual costs incurred to completion. Although it is reasonably possible this amount could change as a result of actual cost incurred to completion, the Company is unable to estimate a range of potential exposure due to the uncertainty of the remediation efforts required due to the nature of the process being undertaken.

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
Multiemployer Defined Benefit Pension Plans
Approximately 13.8% of the Company’s workforce is covered by collective bargaining agreements with various local unions across its operating regions. As a result of some of these agreements, certain of the Company’s subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees.
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

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

Service revenues, operating income (loss) and depreciation and amortization for the Company's reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2020
South	$155.2	$24.3	$21.5
East	93.3	5.4	19.1
Midwest	131.8	16.1	22.2
Corporate	—	(18.1)	1.3
	$380.3	$27.7	$64.1

Three Months Ended June 30, 2019
South	$162.0	$14.3	$21.7
East	109.5	6.8	21.6
Midwest	147.6	19.2	25.7
Corporate	—	(31.6)	1.3
	$419.1	$8.7	$70.3

Six Months Ended June 30, 2020
South	$317.4	$46.0	$44.0
East	187.2	6.7	37.9
Midwest	262.4	26.5	44.1
Corporate	—	(37.9)	2.7
	$767.0	$41.3	$128.7

Six Months Ended June 30, 2019
South	$321.9	$38.3	$44.4
East	204.4	8.5	40.7
Midwest	276.8	33.1	48.6
Corporate	—	(53.3)	2.5
	$803.1	$26.6	$136.2

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The following table presents the Company's revenues disaggregated by major line of business. Recycling rebates paid to customers, franchise fees paid to customers and state landfill taxes are excluded from revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Residential Collection Revenue	$107.3	$102.3	$213.1	$203.0
Commercial Collection Revenue	91.9	99.6	192.2	197.5
Rolloff Collection Revenue	60.4	69.3	122.7	131.6
Disposal Revenue	62.3	77.3	120.3	138.1
Fuel and Environmental Charges	23.1	29.1	49.3	56.7
Sale of Recyclables	3.0	2.3	5.0	5.4
Other Revenue	32.3	39.2	64.4	70.8
	$380.3	$419.1	$767.0	$803.1

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

		Fair Value Measurement at June 30, 2020 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$31.4	$31.4	$—	$31.4
Interest rate caps - liability position	(3.0)	—	(3.0)	(3.0)
Total recurring fair value measurements	$28.4	$31.4	$(3.0)	$28.4

		Fair Value Measurement at December 31, 2019 Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value

Recurring fair value measurements
Cash and cash equivalents	$12.5	$12.5	$—	$12.5
Interest rate caps - liability position	(4.1)	$—	(4.1)	(4.1)
Total recurring fair value measurements	$8.4	$12.5	$(4.1)	$8.4

The fair value of the interest rate caps are determined using standard option valuation models with assumptions about interest rates based on those observed in underlying markets (Level 2 in fair value hierarchy).
Fair Value of Debt
The fair value of the Company’s debt (Level 2) is estimated using indirectly observable market inputs, except for the Revolver for which cost approximates fair value due to the short-term nature of the interest rate. Although the Company has determined the estimated fair value amounts using quoted market prices, considerable judgment is required in interpreting the information and in developing the estimated fair values. Therefore, these estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. The fair value estimates are based on information available as of June 30, 2020 and December 31, 2019, respectively.

Advanced Disposal Services, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share data)

The estimated fair value of the Company’s debt is as follows:

	June 30, 2020	December 31, 2019
Revolver	$—	$30.0
Senior Notes	440.9	443.4
Term Loan B	1,329.3	1,379.4
	$1,770.2	$1,852.8

The carrying value of the Company’s debt at June 30, 2020 and December 31, 2019 was $1,771.1 and $1,827.5, respectively.

12. Merger

Agreement and Plan of Merger

On April 14, 2019, the Company entered into an Agreement and Plan of Merger with Waste Management, Inc., a Delaware corporation (“Waste Management”), and a merger subsidiary of Waste Management.  On June 24, 2020, the Company, Waste Management, and the merger subsidiary of Waste Management entered into Amendment No. 1 to the merger agreement.  In exchange for agreeing to reduce the per share merger consideration to $30.30 per share in cash, the Company and Waste Management agreed to amend the terms of the original merger agreement to provide increased closing certainty to the Company’s stockholders, including by, among other things: (i) extending the end date from July 13, 2020 to September 30, 2020, which will be further extended automatically to November 30, 2020, subject to certain conditions; (ii) providing for a  $250.0 termination fee payable by Waste Management to the Company in certain circumstances; and (iii) providing that Waste Management must use ‘‘best efforts’’ to take all actions to consummate the transactions by the end date, including using its ‘‘best efforts’’ to obtain antitrust approval, and eliminating the $200.0 revenue threshold on the divestiture obligation of Waste Management as provided in the original merger agreement.

In connection with entering into the merger agreement amendment at the request of Waste Management in furtherance of the merger, Advanced Disposal entered into a Securities and Asset Purchase Agreement with GFL Holdco (US), LLC (“GFL”), Waste Management, and solely for the purposes set forth therein, GFL Environmental Inc., dated as of June 24, 2020 (as amended on July 29, 2020), which was executed to address all of the divestitures anticipated to be required by the U.S. Department of Justice to obtain antitrust approval for the merger. Pursuant to such agreement, GFL will purchase certain equity interests and assets from Advanced Disposal and Waste Management for an aggregate purchase price of $863.5 subsequent to the merger between Advanced Disposal and Waste Management.

13. Equity Method Investment

The Company uses the equity method to account for its 50% financial interest in Sanitation Services Company Limited. Summarized financial information for Sanitation Services Company Limited consists of the following:

(in millions)	Six Months Ended June 30,
	2020	2019
Service revenue	$7.4	$7.8
Operating income	$0.8	$2.3
Income before income taxes	$0.9	$2.4
Net income	$0.9	$2.4

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
Merger
On April 14, 2019, we entered into an Agreement and Plan of Merger with Waste Management, Inc., a Delaware corporation (“Parent”), and Everglades Merger Sub Inc., a Delaware corporation and a wholly-owned indirect subsidiary of Parent. On June 24, 2020, the Company entered into Amendment No. 1 to the previously announced Agreement and Plan of Merger, dated as of April 14, 2019. Further details can be found in the Company's Form 8-K related to this matter, filed with the Securities and Exchange Commission on April 15, 2019, in the Company's Form 8-K, filed with the Securities and Exchange Commission on June 24, 2020 and the Company's definitive proxy statement, filed with the Securities and Exchange Commission on July 24, 2020.
COVID-19
We are experiencing volume declines in all of our lines of business except residential due to deteriorating macroeconomic conditions and stay-at-home orders resulting from the COVID-19 pandemic. We are taking a number of steps to respond to this challenge including the following:

•	Reducing or eliminating face-to-face interactions with our employees;

•	Executing on enhanced protocols to keep vehicles, common areas, and offices extra clean;

•	Procuring additional personal protective equipment including masks, gloves, hand sanitizer, and cleaning solutions;

•	Reallocating resources, reducing overtime, and parking surplus equipment to reduce operating costs;

•	Rerouting where needed to maximize productivity and meet customer needs;

•	Flexing capital spending while still meeting business needs;

•	Significantly reducing travel and discretionary spending; and

•	Maintaining higher target cash balances and as of June 30, 2020 able to access $271.7 million of additional liquidity from our revolving credit facility supported by a diverse group of lenders.
Results of Operations
The following table sets forth for the periods indicated our consolidated results of operations and the percentage relationship that certain items from our condensed consolidated financial statements bear to revenue (in millions and as a percentage of our revenue).

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Service revenues	$380.3	100.0%	$419.1	100.0%	$767.0	100.0%	$803.1	100.0%
Operating costs and expenses
Operating	237.9	62.6%	272.8	65.1%	490.8	64.0%	517.9	64.5%
Accretion of landfill retirement obligations	4.4	1.1%	4.4	1.0%	8.9	1.1%	8.7	1.1%
Operating expenses	242.3	63.7%	277.2	66.1%	499.7	65.1%	526.6	65.6%
Selling, general and administrative	45.7	12.0%	62.2	14.8%	96.7	12.6%	112.0	13.9%
Depreciation and amortization	64.1	16.9%	70.3	16.8%	128.7	16.8%	136.2	17.0%
Acquisition and development costs	—	—%	0.2	0.1%	—	—%	1.0	0.1%
Loss on disposal of assets and asset impairments	0.5	0.1%	0.5	0.1%	0.6	—%	0.7	0.1%
Total operating costs and expenses	352.6	92.7%	410.4	97.9%	725.7	94.6%	776.5	96.7%
Operating income	$27.7	7.3%	$8.7	2.1%	$41.3	5.4%	$26.6	3.3%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Collection	$259.9	68.3%	$279.4	66.7%	$528.7	68.9%	$547.6	68.2%
Disposal	129.0	33.9%	152.5	36.4%	252.1	32.9%	279.6	34.8%
Sale of recyclables	3.8	1.0%	2.7	0.6%	6.6	0.9%	6.3	0.8%
Fuel and environmental charges	24.2	6.4%	30.3	7.2%	51.7	6.7%	59.2	7.4%
Other revenue	35.7	9.4%	34.6	8.3%	71.2	9.3%	62.0	7.7%
Intercompany eliminations	(72.3)	(19.0)%	(80.4)	(19.2)%	(143.3)	(18.7)%	(151.6)	(18.9)%
Total service revenues	$380.3	100.0%	$419.1	100.0%	$767.0	100.0%	$803.1	100.0%
The following table reflects changes in components of our revenue, as a percentage of total revenue, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average yield	3.8%	3.2%	3.7%	3.6%
Recycling	0.2%	(0.2)%	—%	(0.2)%
Fuel surcharge revenue	(1.0)%	—%	(0.6)%	0.2%
Total yield	3.0%	3.0%	3.1%	3.6%
Organic volume	(12.2)%	0.8%	(7.8)%	0.2%
Acquisitions	—%	1.5%	0.2%	1.5%
Total revenue growth	(9.2)%	5.3%	(4.5)%	5.3%
Average yield is defined as aggregate contribution of price changes excluding recycled commodities and fuel surcharge revenue.
During the three months ended June 30, 2020, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2019:

•
Average yield increased revenue by 3.8% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets;

•	Recycling revenue increased revenue by 0.2% due to a moderate increase in recycling commodity prices;

•
Fuel surcharge revenue decreased revenue by 1.0% due to a decrease in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Our fuel surcharges reset on a monthly basis therefore a decrease in our fuel surcharge revenue is delayed in comparison to the decrease in our fuel expense when diesel fuel prices decrease;

•
Organic volume decreased revenue by 12.2% or $51.1 due to the following: lower revenue of $25.6 due to the impacts of COVID-19; lower disposal revenue of $18.4 due to the loss of certain disposal volumes in the Midwest and the cycling of strong prior year special waste and construction and demolition volumes; and lower commercial and rolloff collection volumes of $6.2 due to the loss of certain contracts and lower special waste volume in the South region. The decrease was partially offset by higher residential collection volume of $2.0.

During the six months ended June 30, 2020, we experienced the following changes in components of our revenue as compared to the same period in fiscal 2019:

•
Average yield increased revenue by 3.7% driven by higher open market price yield as we continue to focus on disciplined pricing and higher price yield in our municipal residential collection business due to the positive impact of higher CPI contract resets;

•
Fuel surcharge revenue decreased revenue by 0.6% due to a decrease in diesel fuel prices. These charges fluctuate in response to changes in prices for diesel fuel on which the surcharge is based and, consequently, any decrease in fuel prices results in a decrease in our revenue. Our fuel surcharges reset on a monthly basis therefore a decrease in our fuel surcharge revenue is delayed in comparison to the decrease in our fuel expense when diesel fuel prices decrease;

•
Organic volume decreased revenue by 7.8% or $62.2 due to the following: lower revenue of $31.2 due to the impacts of COVID-19; lower disposal revenue of $24.2 due to the loss of certain disposal volumes in the Midwest and the cycling of strong prior year special waste and construction and demolition volumes; lower commercial and rolloff collection volumes of $8.2 due to the loss of certain contracts and lower special waste volume in the South region. The decrease was partially offset by higher residential collection volume of $4.7 and the impact of $2.2 related to one extra company workday during the six months ended June 30, 2020 compared to the six months ended June 30, 2019;

•	Acquisitions increased revenue by 0.2% due to the completion of acquisitions during the six months ended June 30, 2019 that further enhance our vertical integration strategy.

Operating Expenses
Our operating expenses include the following:

•	Labor and related benefits, which consist of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes;

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

The following table summarizes the major components of our operating expenses, excluding accretion expense on our landfill retirement obligations (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

Labor and related benefits	$83.6	22.0%	$88.2	21.0%	$173.7	22.6%	$173.9	21.7%
Transfer and disposal costs	49.6	13.0%	57.7	13.8%	102.0	13.3%	107.9	13.4%
Maintenance and repairs	40.3	10.6%	41.7	9.9%	80.8	10.5%	81.6	10.2%
Fuel	11.2	2.9%	19.9	4.7%	27.7	3.6%	38.9	4.8%
Franchise and host fees	9.2	2.4%	11.3	2.7%	17.9	2.3%	20.6	2.6%
Risk management	9.6	2.5%	9.2	2.2%	19.8	2.6%	18.6	2.3%
Other	34.4	9.2%	35.2	8.5%	68.9	9.1%	66.8	8.3%
Subtotal	$237.9	62.6%	$263.2	62.8%	$490.8	64.0%	$508.3	63.3%
Landfill remediation expenses	—	—%	9.6	2.3%	—	—%	9.6	1.2%
Total operating expenses, excluding accretion expense	$237.9	62.6%	$272.8	65.1%	$490.8	64.0%	$517.9	64.5%
The cost categories shown above may not be comparable to similarly titled categories used by other companies. Thus, you should exercise caution when comparing our operating expenses by cost component to that of other companies.
Three months ended June 30, 2020 compared to 2019
Operating expenses decreased by $34.9 to $237.9 for the three months ended June 30, 2020 from $272.8 for the three months ended June 30, 2019. Operating expenses, excluding landfill remediation expenses, decreased by $25.3 to $237.9 for the three months ended June 30, 2020 from $263.2 for the three months ended June 30, 2019. The change was due to the following:

•	Labor and related benefits decreased by $4.6 or 5.2% to $83.6 which was primarily attributable to lower overtime wages as a result of COVID-19 and a decrease in medical claims activity;

•
Transfer and disposal costs decreased by $8.1 or 14.0% to $49.6 primarily due to lower third party disposal costs as a result of reduced container weights resulting from the impact of COVID-19 and a decrease in third-party transportation costs due to the impacts of COVID-19. The decrease was partially offset by an increase in processing costs associated with single stream recycling;

•
Maintenance and repairs expense decreased by $1.4 or 3.4% to $40.3 primarily due to lower overtime wages as a result of COVID-19 and a reduction in the overall level of repairs needed by our collection fleet due to lower collection volumes as a result of COVID-19;

•	Fuel costs decreased $8.7 or 43.7% to $11.2 as a result of lower diesel fuel costs per gallon and a reduction in fuel consumption due to COVID-19;

•
Franchise and host fees decreased $2.1 or 18.6% to $9.2 primarily due to lower landfill host fees due to the loss of certain disposal volumes in the Midwest, the cycling of strong prior year special waste and construction and demolition volumes and lower disposal weights resulting from the impact of COVID-19;

•	Risk management expense increased $0.4 or 4.3% to $9.6 primarily due to higher loss experience associated with automobile and property liability claims;

•
Other operating costs decreased $0.8 or 2.3% to $34.4 primarily due to lower material purchases to support our previously acquired asphalt business and lower site maintenance costs at several facilities. The decrease was partially offset by higher leachate and gas treatment costs at several of our landfills partially due to weather related impacts.

Six months ended June 30, 2020 compared to 2019
Operating expenses decreased by $27.1 to $490.8 for the six months ended June 30, 2020 from $517.9 for the six months ended June 30, 2019. Operating expenses, excluding landfill remediation expenses, decreased by $17.5 to $490.8 for the six months ended June 30, 2020 from $508.3 for the six months ended June 30, 2019. The change was due to the following:

•
Labor and related benefits decreased by $0.2 to $173.7 which was primarily attributable to lower overtime wages as a result of COVID-19. The decrease was largely offset by higher labor costs as a result of merit increases, increased medical insurance claims, increased labor demands associated with a new municipal contract win in the South region and the impact of one extra workday during the six months ended June 30, 2020 compared to the six months ended June 30, 2019;

•
Transfer and disposal costs decreased by $5.9 or 5.5% to $102.0 primarily due to lower third party disposal costs as a result of reduced container weights resulting from the impact of COVID-19 and a decrease in third-party transportation costs due to the impacts of COVID-19. The decrease was partially offset by an increase in processing costs associated with single stream recycling;

•
Maintenance and repairs expense decreased by $0.8 or 1.0% to $80.8 primarily due to a reduction in the cost of truck and container repairs as a result of lower collection volumes as a result of COVID-19. The decrease was partially offset by the impact of one extra workday during the six months ended June 30, 2020 compared to the six months ended June 30, 2019;

•
Fuel costs decreased $11.2 or 28.8% to $27.7 as a result of lower diesel fuel costs per gallon and a reduction in productivity due to COVID-19 partially offset by the impact of one extra workday during the six months ended June 30, 2020 compared to the six months ended June 30, 2019;

•
Franchise and host fees decreased $2.7 or 13.1% to $17.9 primarily due to lower landfill host fees due to the loss of certain disposal volumes in the Midwest, the cycling of strong prior year special waste and construction and demolition volumes and lower disposal weights resulting from the impact of COVID-19;

•
Risk management expense increased $1.2 or 6.5% to $19.8 primarily due to a lower discount rate (rates significantly declined in March, due to the impacts of COVID-19), used in the automobile and property liability actuarial analysis and due to higher loss experience associated with automobile and property liability claims;

•
Other operating costs increased $2.1 or 3.1% to $68.9 primarily due to higher leachate and gas treatment costs at several of our landfills partially due to weather related impacts and higher site maintenance costs at several facilities.

Accretion of Landfill Retirement Obligations
Accretion expense was $4.4 and $4.4 for the three months ended June 30, 2020 and 2019, respectively and was relatively consistent as a percentage of revenue. Accretion expense was $8.9 and $8.7 for the six months ended June 30, 2020 and 2019, respectively and was relatively consistent as a percentage of revenue.
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

The following table provides the components of our selling, general and administrative expenses for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

Salaries	$29.1	7.7%	$30.6	7.3%	$59.7	7.8%	$62.4	7.8%
Legal and professional	5.6	1.5%	15.8	3.8%	10.7	1.4%	20.1	2.5%
Other	11.0	2.8%	15.8	3.7%	26.3	3.4%	29.5	3.6%
Total selling, general and administrative expenses	$45.7	12.0%	$62.2	14.8%	$96.7	12.6%	$112.0	13.9%
Three months ended June 30, 2020 compared to 2019

•
Our salaries expense decreased by $1.5 or 4.9% to $29.1 primarily due to the following: the timing of bonus accruals associated with our guaranteed bonus program adopted as part of the merger as further described in Note 12 to the unaudited consolidated financial statements; and lower stock based compensation expense. The decrease was partially offset by higher temporary labor costs needed to replace employees that are no longer with the Company in part due to the proposed merger;

•	Legal and professional fees decreased $10.2 to $5.6 due to a legal case settlement in the prior year as further described in Note 9 to the unaudited consolidated financial statements;

•
Other selling, general and administrative expenses decreased $4.8 or 30.4% to $11.0 primarily due to lower bad debt expense than expected and a decrease in various company costs due the impacts of COVID-19.

Six months ended June 30, 2020 compared to 2019

•
Our salaries expense decreased by $2.7 or 4.3% to $59.7 primarily due to lower stock based compensation expense partially offset by higher temporary labor costs needed to replace employees that are no longer with the Company in part due to the proposed merger;

•	Legal and professional fees decreased $9.4 to $10.7 due to a legal case settlement in the prior year as further described in Note 9 to the unaudited consolidated financial statements;

•
Other selling, general and administrative expenses decreased $3.2 or 10.8% to $26.3 primarily due to lower bad debt expense than expected and a decrease in various company costs due the impacts of COVID-19.

Depreciation and Amortization
The following table summarizes the components of depreciation and amortization expense by asset type (in millions and as a percentage of our revenue). For a detailed discussion of depreciation and amortization by asset type refer to the discussion included in the following two sections herein.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

Depreciation, amortization and depletion of property and equipment	$56.3	14.8%	$62.5	14.9%	$113.2	14.8%	$120.6	15.0%
Amortization of other intangible assets	7.8	2.1%	7.8	1.9%	15.5	1.9%	15.6	2.0%
Depreciation and amortization	$64.1	16.9%	$70.3	16.8%	$128.7	16.8%	$136.2	17.0%

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
The following table summarizes depreciation, amortization and depletion of property and equipment for the periods indicated (in millions and as a percentage of our revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

Depreciation and amortization of property and equipment	$34.6	9.1%	$34.5	8.2%	$69.7	9.1%	$70.1	8.7%
Landfill depletion and amortization	21.7	5.7%	28.0	6.7%	43.5	5.7%	50.5	6.3%
Depreciation, amortization and depletion of property and equipment	$56.3	14.8%	$62.5	14.9%	$113.2	14.8%	$120.6	15.0%

Three months ended June 30, 2020 compared to 2019

•	Depreciation and amortization of property and equipment increased $0.1 or 0.3% to $34.6 which is relatively consistent with the previous period;

•
Landfill depletion and amortization decreased $6.3 or 22.5% to $21.7 due to lower disposal weights resulting from the impact of COVID-19; the loss of certain disposal volumes in the Midwest; and the cycling of strong prior year special waste and construction and demolition volumes;

Six months ended June 30, 2020 compared to 2019

•	Depreciation and amortization of property and equipment decreased $0.4 or 0.6% to $69.7 which is relatively consistent with the previous period;

•
Landfill depletion and amortization decreased $7.0 or 13.9% to $43.5 due to lower disposal weights resulting from the impact of COVID-19; the loss of certain disposal volumes in the Midwest; and the cycling of strong prior year special waste and construction and demolition volumes;

Amortization of Other Intangible Assets
Amortization of other intangible assets was $7.8 and $7.8, or as a percentage of revenue, 2.1% and 1.9%, for the three months ended June 30, 2020 and 2019, respectively. Amortization of other intangible assets was $15.5 and $15.6, or as a percentage of revenue, 1.9% and 2.0%, for the six months ended June 30, 2020 and 2019, respectively.
Acquisitions and Divestitures
In the ordinary course of our business, we regularly evaluate and pursue acquisition opportunities that further enhance our vertical integration strategy. We also regularly evaluate our current operations and consider divesting of those operations that do not provide us with an acceptable profit margin.

No acquisitions were completed during the six months ended June 30, 2020. We completed two acquisitions during the six months ended June 30, 2019 for a cash purchase price of $24.9. Additionally, we made a $2.2 deferred purchase price payment during the six months ended June 30, 2019 related to an acquisition completed during the fourth quarter of fiscal 2018. The results of operations of each acquisition are included in our condensed consolidated statements of operations subsequent to the closing date of each acquisition.
Other income, net
Changes in the fair value and settlements of derivative instruments that do not qualify for hedge accounting are recorded in other income, net in the condensed consolidated statements of operations and amounted to no gain or loss and a loss of $0.4 for the three months ended June 30, 2020 and 2019, respectively. Changes in the fair value and settlements of derivative instruments that do not qualify for hedge accounting amounted to no gain or loss and a loss of $0.9 for the six months ended June 30, 2020 and 2019, respectively. Income from equity investee for the three months ended June 30, 2020 and 2019, respectively, was $0.0 and $0.3. Income from equity investee for the six months ended June 30, 2020 and 2019, respectively, was $0.4 and $1.1. During the three and six months ended June 30, 2019, the IRS closed audits of our previously acquired Veolia subsidiaries for tax years 2004-2012 therefore the Company recorded a charge to other expense of $3.9 to write off an indemnification receivable that was recorded as part of the 2012 purchase accounting.

Interest Expense
Interest expense decreased by $6.4 or 24.4% to $19.8 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Interest expense decreased by $9.8 or 18.8% to $42.4 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was due to the impact of decreasing interest rates on our variable rate debt and the benefit from lower debt balances.
Cash paid for interest was $23.7 and 30.0 for the three months ended June 30, 2020 and 2019, respectively. Cash paid for interest was $38.7 and 48.3 for the six months ended June 30, 2020 and 2019, respectively.
Income Taxes
Our effective income tax rate for the three months ended June 30, 2020 and 2019 was 23.5% and 95.3%, respectively. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended June 30, 2020 was primarily due to state and local taxes. The difference between income taxes computed at the federal statutory rate of 21% and reported income taxes for the three months ended June 30, 2019 was primarily due to the favorable impact of the settlement of the IRS audit of the Veolia subsidiaries for tax years 2004 - 2012.
Our effective income tax rate for the six months ended June 30, 2020 and 2019 was 50.0% and 75.4%, respectively. Our effective income tax rate for the six months ended June 30, 2020 differs from the federal statutory rate of 21% as a result of income taxes on near break even pre tax loss. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the six months ended June 30, 2020 was primarily due to state and local taxes. The difference between income taxes computed at the federal statutory rate of 21% and reported income tax benefit for the six months ended June 30, 2019 was primarily due to the favorable impact of the settlement of the IRS audit of the Veolia subsidiaries for tax years 2004 - 2012.
Cash paid for income taxes (net of refunds) was $0.8 and $0.4 for the three months ended June 30, 2020 and 2019, respectively. Cash paid for income taxes (net of refunds) was $0.9 and $1.5 for the six months ended June 30, 2020 and 2019, respectively.

Reportable Segments
Our operations are managed through three geographic regions (South, East and Midwest) that we designate as our reportable segments. Service revenues, operating income (loss) and depreciation and amortization for our reportable segments for the periods indicated are shown in the following tables:

	Service Revenues	Operating Income (Loss)	Depreciation and Amortization

Three Months Ended June 30, 2020
South	$155.2	$24.3	$21.5
East	93.3	5.4	19.1
Midwest	131.8	16.1	22.2
Corporate	—	(18.1)	1.3
	$380.3	$27.7	$64.1

Three Months Ended June 30, 2019
South	$162.0	$14.3	$21.7
East	109.5	6.8	21.6
Midwest	147.6	19.2	25.7
Corporate	—	(31.6)	1.3
	$419.1	$8.7	$70.3

Six Months Ended June 30, 2020
South	$317.4	$46.0	$44.0
East	187.2	6.7	37.9
Midwest	262.4	26.5	44.1
Corporate	—	(37.9)	2.7
	$767.0	$41.3	$128.7

Six Months Ended June 30, 2019
South	$321.9	$38.3	$44.4
East	204.4	8.5	40.7
Midwest	276.8	33.1	48.6
Corporate	—	(53.3)	2.5
	$803.1	$26.6	$136.2
Comparison of Reportable Segments—Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
South Segment
Revenue decreased $6.8 or 4.2% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to the following: a decrease in rolloff and commercial collection volumes of $9.3 primarily due to the impacts of COVID-19; a decrease in disposal volumes of $5.7 primarily due to the cycling of strong prior year special waste and construction and demolition volumes and the impacts of COVID-19; and a decrease in fuel surcharge revenue of $1.0 due to the decline in diesel fuel prices. The decrease was partially offset by an increase in price yield from our collection and disposal operations of $6.2 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business and an increase of $3.5 in residential volume primarily due to a new municipal contract that commenced in the fourth quarter of 2019.

Operating income from our South Segment increased by $10.0 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to the following: a reduction in landfill remediation expenses of $9.6 as further described in Note 9 to the unaudited consolidated financial statements; a reduction in MSW disposal costs of $3.6 due to the impacts of COVID-19; a decrease in fuel costs of $2.8 due to the decrease in diesel fuel prices and a reduction in fuel consumption due to COVID-19; and a reduction of $1.5 in third party transportation costs due to the impacts of COVID-19. The increase was partially offset by the revenue decrease of $6.8 as described above.
East Segment
Revenue decreased by $16.2, or 14.8% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to the following: a decrease in disposal volumes of $12.1 primarily due to the impacts of COVID-19; a decrease in rolloff, commercial and residential collection volumes of $8.0 primarily due to the impacts of COVID-19; a decrease in trucking revenue of $1.6 primarily due to the impact of COVID-19; and a decrease in fuel surcharge revenue of $1.3 due to the decrease in diesel fuel prices. The decrease was partially offset by an increase in price yield from our collection and disposal operations of $7.4 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business.
Operating income from our East Segment decreased $1.4 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to the revenue decrease of $16.2 as described above. The decrease to operating income was largely offset by the following: a decrease in third party transportation costs of $2.5 due to the impacts of COVID-19; a decrease in labor costs of $2.3 which was primarily attributable lower overtime wages as a result of COVID-19 and a decrease in medical claims activity; a decrease in fuel costs of $2.3 due to the decrease in diesel fuel prices and a reduction in fuel consumption due to COVID-19; a decrease in maintenance and repairs expense of $1.4 due to lower overtime wages as a result of COVID-19 and a reduction in the overall level of repairs needed by our collection fleet due to lower collection volumes as a result of COVID-19; lower disposal costs of $0.9 primarily due to lower MSW disposal volumes as a result of COVID-19; lower material purchases of $0.7 to support our previously acquired asphalt business and a decrease in host and franchise fees of $0.6 primarily due to lower landfill volumes as a result of COVID-19. Additionally, depreciation and amortization decreased $2.5 primarily due to lower disposal volumes as a result of COVID-19.
Midwest Segment
Revenue decreased $15.8 or 10.7% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to the following: a decrease in disposal volumes of $10.1 primarily due to the impacts of COVID-19; a decrease in commercial, rolloff and residential collection volumes of $9.6 primarily due to the impacts of COVID-19; and a decrease in fuel surcharge revenue of $1.9 due to the decrease in diesel fuel prices. The decrease was partially offset by an increase in price yield from our collection and disposal operations of $4.0 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business.
Operating income from our Midwest Segment decreased $3.1 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily due to the $15.8 revenue decrease as described above. The decrease to operating income was partially offset by the following: a decrease in fuel costs of $3.0 due to the decrease in diesel fuel prices and a reduction in fuel consumption due to COVID-19; a decrease in labor costs of $2.2 which was primarily attributable lower overtime wages as a result of COVID-19 and a decrease in medical claims activity; a decrease in host and franchise fees of $1.6 primarily due to lower landfill volumes as a result of COVID-19 and the loss of certain disposal volumes; lower disposal costs of $0.9 primarily due to lower MSW disposal volumes as a result of COVID 19 and the loss of certain disposal volumes; and a decrease in third party transportation costs of $0.9 due to the impacts of COVID-19 and the loss of certain disposal volumes;. Additionally, depreciation and amortization decreased $3.4 primarily due to lower disposal volumes as a result of COVID-19.
Corporate
Operating loss decreased $13.5 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the following: a $10.4 reduction in merger related expenses and a reduction of stock based compensation expense of $1.0.

Comparison of Reportable Segments—Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
South Segment
Revenue decreased $4.5 or 1.4% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the following: a decrease in rolloff and commercial collection volumes of $13.7 primarily due to the impacts of COVID-19; a decrease in disposal volumes of $9.6 primarily due to the cycling of strong prior year special waste and construction and demolition volumes and the impacts of COVID-19; and a decrease in fuel surcharge revenue of $1.3 due to the decline in diesel fuel prices. The decrease was partially offset by an increase in price yield from our collection and disposal operations of $12.2 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business and an increase of $7.0 in residential volume primarily due to a new municipal contract that commenced in the fourth quarter of 2019.
Operating income from our South Segment increased by $7.7 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to the following: a reduction in landfill remediation expenses of $9.6 as further described in Note 9 to the unaudited consolidated financial statements; a reduction in MSW disposal costs of $3.6 due to the impacts of COVID-19; a decrease in fuel costs of $3.5 due to the decrease in diesel fuel prices and a reduction in fuel consumption due to COVID-19; and a reduction of $2.2 in third party transportation costs due to the impacts of COVID-19. The increase was partially offset by the following: the revenue decrease of $4.5 as described above; higher labor costs of $2.8 as a result of merit increases, increased medical insurance claims, increased labor demands associated with a new municipal contract that commenced in the fourth quarter of 2019 and the impact of one extra workday during the first quarter 2020 compared to the first quarter 2019; and higher transfer station and recycling processing costs of $1.9 primarily due to a new municipal contract that commenced in the fourth quarter of 2019.
East Segment
Revenue decreased by $17.2, or 8.4% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the following: a decrease in disposal volumes of $14.3 primarily due to the impacts of COVID-19; a decrease in rolloff, commercial and residential collection volumes of $10.7 primarily due to the impacts of COVID-19; a decrease in trucking revenue of $2.8 primarily due to the impact of COVID-19; and a decrease in fuel surcharge revenue of $1.7 due to the decrease in diesel fuel prices. The decrease was partially offset by an increase in price yield from our collection and disposal operations of $11.7 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business.
Operating income from our East Segment decreased $1.8 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the revenue decrease of $17.2 as described above. The decrease to operating income was partially offset by the following: a decrease in third party transportation costs of $3.4 due to the impacts of COVID-19; a decrease in labor costs of $2.3 which was primarily attributable to lower overtime wages as a result of COVID-19; a decrease in fuel costs of $2.9 due to the decrease in diesel fuel prices and a reduction in fuel consumption due to COVID-19; a decrease in maintenance and repairs expense of $1.6 due to lower overtime wages as a result of COVID-19 and a reduction in the overall level of repairs needed by our collection fleet due to lower collection volumes as a result of COVID-19; lower disposal costs of $1.1 primarily due to lower MSW disposal volumes as a result of COVID-19; lower material purchases of $0.7 to support our previously acquired asphalt business and a decrease in host and franchise fees of $0.6 primarily due to lower landfill volumes as a result of COVID-19. Additionally, depreciation and amortization decreased $2.8 primarily due to lower disposal volumes as a result of COVID-19.
Midwest Segment
Revenue decreased $14.4 or 5.2% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the following: a decrease in commercial, rolloff and residential collection volumes of $12.2 primarily due to the impacts of COVID-19; a decrease in disposal volumes of $10.3 primarily due to the impacts of COVID-19 and the loss of certain disposal volumes; and a decrease in fuel surcharge revenue of $2.2 due to the decrease in diesel fuel prices. The decrease was partially offset by an increase in price yield from our collection and disposal operations of $8.9 as we continue to focus on disciplined open market pricing and receive the positive benefit from higher CPI contract resets in our municipal collection business and an increase in acquisition related revenue of $1.5.
Operating income from our Midwest Segment decreased $6.6 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to the following: the decrease in revenue of $14.4 as described above and an increase in processing costs of $2.3 related to single stream recycling. The decrease to operating income was partially offset by the following: a decrease in fuel costs of $3.8 due to the decrease in diesel fuel prices and a reduction in fuel consumption due to COVID-19; a decrease in host and franchise fees of $2.2 primarily due to lower landfill volumes as a result of COVID-19; and a decrease in third party transportation costs of $0.9 due to the impacts of COVID-19. Additionally, depreciation and amortization decreased $4.3 primarily due to lower disposal volumes as a result of COVID-19.
Corporate
Operating loss decreased $15.5 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a $7.9 reduction in merger related expenses and a reduction of stock based compensation expense of $3.5. The remaining variance is related to a decrease in various general and administrative costs.
Liquidity and Capital Resources
Our primary sources of cash are cash flows from operations, bank borrowings, debt offerings and equity offerings. We intend to use excess cash on hand and cash from operating activities, together with bank borrowings, to fund purchases of property and equipment, working capital, acquisitions and debt repayments. For this reason and since we efficiently manage our working capital requirements, it is common for us to have negative working capital. Actual debt repayments may include purchases of our outstanding indebtedness in the secondary market or otherwise. We believe that our current cash balances, cash from operating activities and funds available under our Revolver will provide us with sufficient financial resources to meet our anticipated capital requirements and maturing obligations as they come due. At June 30, 2020 and December 31, 2019, we had negative working capital which was driven by purchases of property and equipment and landfill construction and development as well as the use of our cash to fund debt repayments.

Summary of Cash and Cash Equivalents and Debt Obligations
The table below presents a summary of our cash and cash equivalents and debt balances (in millions):

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$31.4	$12.5

Debt:
Current portion	41.3	76.1
Long-term portion	1,762.7	1,792.1
Total debt	$1,804.0	$1,868.2
Summary of Cash Flow Activity
The following table sets forth for the periods indicated a summary of our cash flows (in millions):

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$161.7	$148.5
Net cash used in investing activities	$(86.7)	$(108.8)
Net cash used in financing activities	$(56.1)	$(35.8)
Cash Flows Provided by Operating Activities
We generated $161.7 of cash flows from operating activities during the six months ended June 30, 2020, compared with $148.5 during the six months ended June 30, 2019. The increase was primarily due to the following:

•
A decrease of $11.8 in accounts receivable during the six months ended June 30, 2020 compared to a increase of $10.2 during the six months ended June 30, 2019, resulting in a positive variance of $22.0. Days Sales Outstanding was 46 during the three months ended June 30, 2020 compared to 48 during the three months ended June 30. 2019;

•
An increase of $7.1 in other long term liabilities during the six months ended June 30, 2020 compared to a decrease of $1.7 during the six months ended June 30, 2019, resulting in a positive variance of $8.8. The increase is due to deferred payroll tax credits as a result of the CARES Act and an increase in our self insurance reserves;

•	An increase in net income of $6.1, after adjusting for non cash items.
The increase was partially offset by the following:

•
A decrease of $7.1 in accounts payable and accrued expenses during the six months ended June 30, 2020 compared to an increase of $19.8 during the six months ended June 30, 2019, resulting in a negative variance of $26.9. The variance is primarily due to the timing of payments and accruals.

Cash Flows Used in Investing Activities
We used $86.7 of cash in investing activities during the six months ended June 30, 2020 compared with $108.8 during the six months ended June 30, 2019, a decrease of $22.1. The variance was due to the following:

•	A decrease of $27.1 in cash expenditures used to fund acquisitions;

•	Higher cash expenditures of $4.1 used to fund the purchase of previously committed property and equipment and landfill construction and development;

•	Lower proceeds of $0.9 from sale of property and equipment and insurance proceeds.
Cash Flows Used In Financing Activities
During the six months ended June 30, 2020, net cash used in financing activities was $56.1 compared to net cash used in financing activities of $35.8 during the six months ended June 30, 2019. The variance was primarily due to the following:

•
A increase in net payments on debt instruments of $35.9 as we used excess cash to make debt prepayments during the six months ended June 30, 2020 compared to using the majority of our excess cash for acquisitions and merger related expenses during the six months ended June 30, 2019;

•	An increase in proceeds from stock option exercises of $15.6.
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

Borrowings under our Senior Secured Credit Facilities can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2020 and December 31, 2019, we had $0.0 and $30.0 in borrowings outstanding under our Revolving Credit Facility. As of June 30, 2020 and December 31, 2019, we had an aggregate of approximately $28.3 and $28.5 of letters of credit outstanding under our Senior Secured Credit Facilities. As of June 30, 2020 and December 31, 2019, we had remaining capacity under our Revolving Credit Facility of $271.7 and $241.5, respectively. As of June 30, 2020, we were in compliance with the covenants under the Senior Secured Credit Facilities. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as reductions in operating costs. The Revolving Credit Facility has an annual commitment fee equal to 0.50% per annum if the total net leverage ratio is greater than 4.0:1.0, or if otherwise, 0.375% per annum. The amount of commitment fees for the six months ended June 30, 2020 and 2019 were not significant.
We are subject to a maximum total net leverage ratio of 6.8:1.0. The actual total net leverage ratio at June 30, 2020 and December 31, 2019 was 4.3:1.0 and 4.3:1.0, respectively.
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

The Indenture contains covenants that, among other things, restrict our ability to incur additional debt or issue certain preferred stock; pay dividends (subject to certain exceptions) or make certain redemptions, repurchases or distributions or make certain other restricted payments or investments; create liens; enter into transactions with affiliates; merge, consolidate or sell, transfer or otherwise dispose of all or substantially all of our assets; transfer and sell assets; and create restrictions on dividends or other payments by our restricted subsidiaries. Certain covenants will cease to apply to the Notes for so long as the Notes have investment grade ratings. The Notes will be unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our current and future U.S. subsidiaries that guarantee the Amended and Restated Credit Agreement. As of June 30, 2020, we were in compliance with the covenants under the Indenture.
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no off-balance sheet debt or similar obligations, other than financial assurance instruments, which are not classified as debt. We do not guarantee any third-party debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of June 30, 2020 does not differ materially from that included in our 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of June 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q), due to a material weakness in internal control over financial reporting, as described further in our 2019 Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15f of the
Securities Exchange Act of 1934) during the second quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found under the Litigation and Other Matters section of Note 9 to the unaudited condensed consolidated financial statements.
Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our 2019 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K or previously disclosed in our 2020 First Quarter Report on Form 10-Q in response to Item 1A to Part II of Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit 2.1
Amendment No. 1, dated as of June 24, 2020, to Agreement and Plan of Merger, dated as of April 14, 2019, by and among Advanced Disposal Services, Inc., Everglades Merger Sub Inc. and Waste Management, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 24, 2020).

Exhibit 2.2
Securities and Asset Purchase Agreement, dated as of June 24, 2020, by and among Waste Management, Inc., Advanced Disposal Services, Inc., GFL Holdco (US), LLC, and, solely with respect to Section 10.21, GFL Environmental Inc.*

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

* Certain identified information has been omitted from this exhibit because it is both (1) not material, and (2) would be competitively harmful if publicly disclosed. This filing excludes certain schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2020	Advanced Disposal Services, Inc.

	By:	/s/ Steven R. Carn
Steven R. Carn
Chief Financial Officer